Form 10-Q
period 2014-06-30
TCW Direct Lending LLC
filed 2014-08-07
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 000-55176

TCW DIRECT LENDING LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5327366
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

865 S. Figueroa Street, Los Angeles, CA	90017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (213) 244-0000

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of the Registrant’s common units outstanding at August 7, 2014 was 10.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	An economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being a public entity;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in the Form 10 that we filed with the SEC on June 17, 2014 and in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TCW DIRECT LENDING LLC

(A Development Stage Company)

Balance Sheet

June 30, 2014

(Unaudited)

Assets
Cash	$1,000
Organizational costs due from affiliate	655,887
Prepaid offering costs due from affiliate	525,245

Total Assets	$1,182,132

Liabilities
Initial organization expenses payable to affiliate	$655,887
Offering costs payable to affiliate	525,245

Total Liabilities	$1,181,132

Commitments and contingencies (Note 5)
Members’ Capital
Preferred units: (no units issued and outstanding)	$—
Common units: (10 units issued and outstanding)	1,000

Members’ Capital	$1,000

Total Liabilities and Members’ Capital	$1,182,132

Net Asset Value Per Unit	$100.00

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING LLC

(A Development Stage Company)

Statement of Changes in Members’ Capital

May 13, 2014 (Inception) to June 30, 2014

(Unaudited)

Net income	$—
Increase in Members’ Capital Resulting from Capital Unit Transaction
Issuance of common units	1,000

Total Increase in Members’ Capital	$1,000
Members’ capital, beginning of period	—

Members’ capital, end of period	$1,000

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING LLC

(A Development Stage Company)

Statement of Cash Flows

May 13, 2014 (Inception) to June 30, 2014

(Unaudited)

Cash Flows from Operating Activities
Net income	$—

Net cash provided by operating activities	$—

Cash Flows from Financing Activities
Proceeds from issuance of common units	1,000

Net cash provided by financing activities	$1,000

Net increase in cash and cash equivalents	1,000
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$1,000

The accompanying notes are an integral part of these financial statements.

TCW DIRECT LENDING LLC

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

1. Organization and Basis of Presentation

Organization

TCW Direct Lending LLC, a development stage company (the “Company”, “we”, “us”, and “our”), was formed as a Delaware corporation on March 20, 2014 and converted to a Delaware limited liability company on April 1, 2014. We expect to conduct a private offering of our limited liability company units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Company has engaged TCW Asset Management Company (“TAMCO”), an affiliate of The TCW Group, Inc. (“TCW”) to be its adviser (the “Adviser”). On May 13, 2014 (“Inception Date”), the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to TAMCO.

The Company intends to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We also intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of financial statements for interim periods, have been included. The results of operations for interim periods are not indicative of results to be expected for the full year.

Fiscal Year End

The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates.

Organization Costs

Costs incurred to organize the Company will be expensed as incurred. Offering costs will be accumulated and charged directly to Members’ Capital at the end of the period during which Common Units are being offered (the “Closing Period”). However, the Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to us through the Common Units (the “Commitments”) of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period. If the initial offering is not successful, the Adviser or its affiliates will incur such costs.

Cash

Cash is comprised of cash in bank.

Income Taxes

The Company will elect to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2014. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the accompanying financial statement.

Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements are issued.

3. Agreements and Related Party Transactions

On June 27, 2014, the Company approved an Investment Advisory and Management Agreement (“Advisory Agreement”) with TAMCO under which TAMCO will:

•	determine the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes;

•	identify, evaluate and negotiate the structure of the investments made (including performing due diligence on the Company’s prospective portfolio companies);

•	determine the assets the Company will originate, purchase, retain or sell;

•	close, monitor and administer the investments made, including the exercise of any rights in the Company’s capacity as a lender; and

•	provide the Company such other investment advice, research and related services as may, from time to time be required.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the Advisory Agreement, the Adviser will receive a management fee and an incentive fee from the Company as described below.

Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our board of directors, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, the Adviser or any of their respective affiliates (the “Independent Directors”). The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of our outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party.

Management Fee

We will pay to TAMCO, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the Initial Closing Date and ending on the last day of the calendar quarter during which the Commitment Period (as defined below) ends, 0.375% (i.e., 1.50% per annum) of the aggregate Commitments determined as of the end of the period during which Common Units are being offered (the “Closing Period”), and (ii) for each calendar quarter after the last day of the Commitment Period, 0.1875% (i.e., 0.75% per annum) of the cost (including leverage) of remaining portfolio investments as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period will be calculated as if all Commitments were made on the Initial Closing Date, regardless of when a Unitholder’s Common Units were actually issued. The actual payment of the Management Fee with respect to the Closing Period will not be made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company will begin on the Initial Closing Date and end on the earlier of (a) three years from the Initial Closing Date and (b) the date on which the undrawn Commitment of each Common Unit has been reduced to zero.

Incentive Fee

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)	First, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions equal to their aggregate capital contributions in respect of all Common Units;

(b)	Second, no Incentive Fee will be owed until the Unitholders have collectively received cumulative distributions equal to an 8% internal rate of return on their aggregate capital contributions in respect of all Common Units (the “Hurdle”);

(c)	Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Unitholders until such time as the Incentive Fee paid to the Adviser is equal to 20% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Unitholders in respect of all Common Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and

(d)	Thereafter, the Adviser will be entitled to an Incentive Fee equal to 20% of additional amounts otherwise distributable to Unitholders, with the remaining 80% distributed to the Unitholders.

On June 27, 2014, the Company approved an administration agreement (the ‘Administration Agreement”) with TAMCO (in such capacity, the “ Administrator”), under which the Administrator (or one or more delegated service providers) will oversee the maintenance of our financial records and otherwise assist on our compliance with BDC and RIC rules, prepare reports to our Unitholders, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provide us with administrative and back office support. We will reimburse the Administrator for expenses incurred by it on our behalf in performing its obligations under the Administration Agreement, including an allocated portion of the Administrator’s overhead (which overhead includes salary and bonuses of our chief financial officer and chief compliance officer and their staffs). Overhead costs will be allocated to us based on our total assets as compared to the total assets of the other entities for which the Administrator provides administrative services, while other overhead costs such as salary and bonus of our chief financial officer and the chief compliance officer and their staffs will be based on the estimated percentage of time that these individuals devote to providing administrative services to us. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Operating Expenses described below.

All investment professionals and staff of the Adviser, when and to the extent engaged in providing us investment advisory and management services (which, for the avoidance of doubt, exclude services provided pursuant to the Administration Agreement), and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser.

We, and indirectly the Unitholders, will bear (including by reimbursing the Adviser or Administrator) all other costs and expenses of our operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of our counsel and accounting fees. However, we will not bear (a) more than an amount equal to 10 basis points of the aggregate Commitments for organization and offering expenses in connection with the offering of Common Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of the aggregate Commitments per annum (pro rated for partial years) for our operating expenses (“Operating Expenses”), including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser. All expenses that we will not bear will be borne by the Adviser or its affiliates. Notwithstanding the foregoing, the cap on Operating Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap described above), investigative, travel, legal and other transactional expenses incurred with respect to the acquisition, formation, holding and disposition of our investments or incurred in connection with investments or transactions not consummated, amounts payable in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to our liquidation, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments to either the Adviser or the Administrator).

4. Expenses

Expenses from May 13, 2014 (inception) through the quarter ended June 30, 2014 consist of $640,387 of initial organization costs that the Company is required to reimburse the Adviser for in accordance with the Administration Agreement subject to the expense limitation in that agreement. The Company also paid directors’ fees of $15,500 resulting from the initial board meeting. Accumulated offering costs shown on the Company’s balance sheet as of June 30, 2014 were $525,245 and will be charged to Members’ Capital at the end of the Closing Period. The Company anticipates receiving commitments sufficient to allow for this reimbursement. In the event receipt of a formal commitment of external capital does not occur, all organization and offering expenses will be borne by the Adviser or its affiliates.

5. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2014, management is not aware of any pending or threatened litigation.

6. Members’ Capital

As of June 30, 2014, the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to TAMCO. The Company has not engaged in any other Members’ Capital transactions as of June 30, 2014.

7. Subsequent Events

There have been no subsequent events that require recognition or disclosure through August 6, 2014, the date the financial statement was available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report.

Overview

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. Prior to the Initial Closing Date, we will file an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Each investor will be required to enter into a subscription agreement in connection with its Commitment (a Subscription Agreement”). Common Units issued on the first date on which we will accept Subscription Agreements and issue Common Units to persons not affiliated with the Adviser (the “Initial Closing Date”) will be issued for the a purchase price of $0.01 per Common Unit (the “Original Issuance Price”). In addition, pursuant to our operating agreement the (“LLC Agreement”), Unitholders will be obligated to make additional capital contributions to us of $99.99 in respect of each Common Unit. All of the Common Units will be issued prior to the end of the Closing Period.

We are currently in the development stage and have not commenced investment operations. Since inception, there has been no activity. The Adviser contributed an initial $1,000 capital contribution to us in exchange for 10 Common Units. To date, our efforts have been limited to organizational activities, the cost of which has been borne by the Adviser and its affiliates. We have agreed to repay the Adviser and its affiliates for organization and offering expenses incurred up to a maximum of an amount equal to 10 basis points of the aggregate Commitments, in connection with the offering of Common Units through the Closing Period, upon receipt of a formal commitment of external capital. In the event receipt of a formal commitment of external capital does not occur, all organization and offering expenses will be borne by the Adviser or its affiliates. As of June 30, 2014, there has been no formal commitment of external capital. See discussion under “Recent Developments” that follows.

Revenues

As we are currently in the development stage, there have been no revenues earned during the period from May 13, 2014 (inception) through June 30, 2014.

We plan to generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the group of investment professionals comprise the direct lending team of the Adviser (the “Direct Lending Team”) has not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. We do not expect the Direct Lending Team to originate investments for us with PIK interest features. We may have investments with PIK interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We will be primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement.

We will bear (including by reimbursing the Adviser or Administrator) all costs and expenses of our operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of our counsel and accounting fees. However, we will not bear (a) more than an amount equal to 10 basis points of the aggregate Commitments for organization and offering expenses in connection with the offering of Common Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of the aggregate Commitments per annum (pro rated for partial years) for our Operating Expenses, including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser and its affiliates. Notwithstanding the foregoing, the cap on Operating Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap described above), investigative, travel, legal and other transactional expenses incurred with respect to the acquisition, formation, holding and disposition of our investments or incurred in connection with investments or transactions not consummated, amounts payable in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to our liquidation, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments to either the Adviser or the Administrator). All expenses that we will not bear will be borne by the Adviser or its affiliates.

Expenses from May 13, 2014 (inception) through June 30, 2014 consisted of $640,387 in initial organizational costs for which we are required to reimburse the Adviser in accordance with the Administration Agreement. We have incurred $15,500 in director fee expenses related to the initial board meeting. Accumulated offering costs shown on the Company’s balance sheet as of June 30, 2014 were $525,245 and will be charged to Members’ Capital on the Initial Closing Date. The Company anticipates receiving commitments sufficient to allow for this reimbursement. In the event receipt of a formal commitment of external capital does not occur, all organization and offering expenses will be borne by the Adviser or its affiliates.

Financial Condition, Liquidity and Capital Resources

We are currently in the development stage and have not commenced investment operations. The Adviser has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. We have agreed to repay the Adviser and its affiliates for organization and offering expenses incurred up to a maximum amount equal to 10 basis points of the aggregate Commitments, in connection with the offering of Units through the Closing Period, upon receipt of a formal commitment of external capital.

We expect to generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so.

Our primary use of cash will be for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined (with the input of the Adviser, the audit committee of the Board, and an external, independent valuation firm retained by the Company) in good faith by the board of directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

On May 13, 2014, we issued 10 Common Units to the Adviser for aggregate proceeds of $1,000. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Our registration statement on Form 10, under “Item 5, Directors and Officers, Duties of Officers and Directors,” previously disclosed that our board of directors would primarily be responsible for the determination of the net asset value of the Common Units. However, consistent with the 1940 Act and the general practice in the BDC industry, our board of directors will not be determining our net asset value and, as stated in Item 13.4.1 of the Form 10, will be responsible for the determination (with the input of the Adviser, the audit committee of the Board, and an external, independent valuation firm retained by the Company) of the value of our assets for which market quotations are not readily available. The determination of the net asset value of the Common Units will be determined by us in conjunction with the preparation and filing with the SEC of our annual reports on Form 10-K and quarterly reports on Form 10-Q, including the annual audited and interim financial statements included therein.

Item 6.	Exhibits.

(a) Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.2	Original Limited Liability Company Agreement (incorporated by reference to Exhibit 3.2 to a registration on Form 10 filed on June 17, 2014)

3.3	Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.3 to a registration on Form 10 filed on June 17, 2014)

3.4	Form of Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.4 to a registration on Form 10 filed on June 17, 2014)

10.1	Form of Advisory Agreement (incorporated by reference to Exhibit 10.1 to a registration on Form 10 filed on June 17, 2014)

10.2	Form of Administration Agreement (incorporated by reference to Exhibit 10.2 to a registration on Form 10 filed on June 17, 2014)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to a registration on Form 10 filed on June 17, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 7, 2014	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 7, 2014	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer