Form 10-Q
period 2014-09-30
TCW Direct Lending LLC
filed 2014-11-07
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 814-01069

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of the Registrant’s common units outstanding at November 7, 2014 was 10.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TCW Direct Lending LLC

(A Development Stage Company)

Statement of Assets and Liabilities

As of September 30, 2014 (Unaudited)

Assets
Forward purchase assets, at fair value (cost of $186,200,000)	$186,200,000
Cash	1,000
Organizational costs due from affiliate	824,188
Prepaid offering costs due from affiliate	713,483

Total Assets	$187,738,671

Liabilities
Payable for forward purchase assets purchased	$186,200,000
Initial organization expenses payable to affiliate	824,188
Offering costs payable to affiliate	713,483

Total Liabilities	$187,737,671

Commitments and Contingencies (Notes 1, 4, and 6)

Members’ Capital
Preferred units: (no units issued and outstanding)	$—
Common units: (10 units issued and outstanding)	1,000
Net unrealized appreciation (depreciation) on investments	—

Members’ Capital	$1,000

Total Liabilities and Members’ Capital	$187,738,671

Net Asset Value Per Unit	$100.00

TCW Direct Lending LLC

(A Development Stage Company)

Statement of Changes in Members’ Capital

For the period from May 13, 2014 (Inception) to September 30, 2014 (Unaudited)

Increase (Decrease) in Members’ Capital Resulting from Operations
Net investment income	$—
Net change in unrealized appreciation (depreciation) on investments	—

Net Increase (Decrease) in Members’ Capital Resulting from Operations	$—

Increase in Members’ Capital Resulting from Capital Activity
Contributions	1,000

Total Increase in Members’ Capital	$1,000

Members’ Capital, beginning of period	—

Members’ Capital, end of period	$1,000

TCW Direct Lending LLC

(A Development Stage Company)

Statement of Cash Flows

For the period from May 13, 2014 (Inception) to September 30, 2014 (Unaudited)

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of forward purchase assets	(186,200,000)
Payable for forward purchase assets purchased	186,200,000

Net cash provided by operating activities	$—

Cash Flows from Financing Activities
Contributions from Members’	1,000

Net cash provided by financing activities	$1,000

Net increase in cash and cash equivalents	1,000

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$1,000

TCW DIRECT LENDING LLC

(A Development Stage Company)

Notes to Financial Statements (Unaudited)

1.	Organization and Basis of Presentation

Organization

TCW Direct Lending LLC, a development stage company (the “Company”, “we”, “us”, and “our”), was formed as a Delaware corporation on March 20, 2014 and converted to a Delaware limited liability company on April 1, 2014. We are conducting a private offering of our limited liability company units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Company has engaged TCW Asset Management Company (“TAMCO”), an affiliate of The TCW Group, Inc. (“TCW”) to be its adviser (the “Adviser”). On May 13, 2014 (“Inception Date”), the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to TAMCO.

The Company intends to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We also intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) for the first taxable year in which we anticipate having significant net taxable income, and expect to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

Capital Commitments

On September 19, 2014, TCW Direct Lending LLC (the “Company”) began accepting subscription agreements from investors for the private sale of its Common Units. As of September 30, 2014 the Company had entered into subscription agreements with commitments (“Commitments”) from investors for the purchase of 3,179,850 Common Units, totaling $317,985,000.

Loan Purchase Agreement (a Related Party Transaction)

The Company entered into an agreement, dated September 25, 2014 to acquire loan assets for a purchase price equal to the principal amount of the loans funded by the seller (net of any original issue discount (“OID”) and closing fees), plus all accrued and unpaid interest on the loans as of November 12, 2014 (the “Transfer Date”). The seller of the loan assets is TCW DL Bridge, LLC (“TCW Bridge”), an affiliate of the Advisor. For the period during which TCW Bridge holds the loans, TCW Bridge will be entitled to retain all interest payments received, but it will bear all costs associated with holding the loans. There has been no change in the value of loan assets from September 25, 2014 through the period ended September 30, 2014.

As of September 30, 2014, the Company agreed to acquire the following loan assets on the Transfer Date.

Issuer	Forward Purchase Assets	Par Amount Funded		Purchase Price	Counterparty

Angie’s List, Inc.	Term Loan (LIBOR + 6.75%, 0.50% Floor, due 09/26/19)	$60,000,000	(1)	$58,800,000	TCW DL Bridge, LLC

Motor Coach Industries International, Inc.	Term Loan (LIBOR + 7.5%, 0.50% Floor, due 09/26/19)	$100,000,000		$98,000,000	TCW DL Bridge, LLC

	Term Loan (LIBOR + 7.5%, 0.50% Floor, due 09/26/19)	$30,000,000		$29,400,000	TCW DL Bridge, LLC

LIBOR – London Interbank Offered Rate, generally 1-Month or 3-Month

(1)	The Company has commitments of $25,000,000 to fund additional investments in the portfolio company pursuant to the agreement between TCW DL Bridge, LLC and the Company. The change in unrealized appreciation (depreciation) on this commitment is zero as of September 30, 2014.

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

Organization and Offering Costs

Costs incurred to organize the Company will be expensed as incurred. Offering costs will be accumulated and charged directly to Members’ Capital at the end of the period during which Common Units are being offered (the “Closing Period”). However, the Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to us through the Common Units (the “Commitments”) of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period. If the initial offering is not successful, the Adviser or its affiliates will incur such costs. As of September 30, 2014 no notice of draw down has been communicated to the unitholders.

Cash

Cash is comprised of cash in bank.

Income Taxes

The Company will elect to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2015. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

New Accounting Standards

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the accompanying financial statement.

3. Investment Valuations and Fair Value Measurements

Investments at Fair Value

Investments held by the Company for which market quotes are readily available are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, based on the mean of the latest quoted bid and asked prices obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments held by the Company for which market quotes are not readily available or market quotations are not considered reliable are valued at fair value by the Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy

Assets and liabilities are classified by the Company based on valuation inputs used to determine fair value into three levels.

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect the Company’s determination of assumptions that market participants might reasonably use in valuing the assets.

Categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The valuation levels are not necessarily an indication of the risk associated with investing in those securities.

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Registered Investment Companies, (Level 1), include registered open-end investment companies that are valued based upon the reported net asset value of such investment.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine fair value of investments in private debt for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach is generally used to determine fair value. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt; credit, industry, and market risk and events.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized form sales or other dispositions of investments.

Valuation Process

Oversight for determining fair value is the responsibility of the Board of Directors of the Company (with input from the Adviser, the audit committee and an external, independent valuation firm retained by the Company). The Company values its investments at fair value on a quarterly basis and whenever required by the Company’s operating agreement. The Company uses all relevant factors in determining fair value including, without limitation, such of the following factors as may be deemed relevant by the board: current financial position and current and historical operating results of the issuer; sales prices of recent public or private transactions in the same or similar securities, including transactions on any securities exchange on which such securities are listed or in the over-the –counter market; general level of interest rates; recent trading volume of the security; restrictions on transfer including the Company’s right, if any, to require registration of its securities by the issuer under the securities laws; any liquidation preference or other special feature or term of the security; significant recent events affecting the Portfolio Company, including any pending private placement, public offering, merger, or acquisition; the price paid by the Company to acquire the asset; the percentage of the issuer’s outstanding securities that is owned by the Company and all other factors affecting value. The Board has engaged an external, independent valuation agent to assist the Board in determining the fair market value of the Company’s assets for which market quotations are not readily available.

The unsettled loan purchase transaction is a Level 3 asset and is valued at cost because of the close proximity of the transaction to the end of the period.

4. Agreements and Related Party Transactions

Investment Advisory and Management Agreement

On September 15, 2014, TCW Direct Lending LLC (the “Company”) entered into an Investment Advisory and Management Agreement (the “Advisory Agreement) with TCW Asset Management Company (the “Adviser”), its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Company’s board of directors (the “Board”) at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser will manage the Company’s day-to-day operations and provide investment advisory services to the Company. The Company will pay to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the period during which the Company’s limited liability company units (the “Common Units”) are being offered (the “Closing Period”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period will be calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually issued. The actual payment of the Management Fee with respect to the Closing Period will not be made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company will begin on the initial closing date and end on the earlier of (a) three years from the initial closing date and (b) the date on which the undrawn Commitment of each Common Unit has been reduced to zero. While the Management Fee will accrue from the initial closing date, the Adviser intends to defer payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by our investments.

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)	First, no Incentive Fee will be owed until the unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their aggregate capital contributions in respect of all Common Units;

(b)	Second, no Incentive Fee will be owed until the unitholders have collectively received cumulative distributions equal to a 9% internal rate of return on their aggregate capital contributions in respect of all Common Units (the “Hurdle”);

(c)	Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to unitholders until such time as the cumulative Incentive Fee paid to the Adviser is equal to 20% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the unitholders in respect of all Common Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and

(d)	Thereafter, the Adviser will be entitled to an Incentive Fee equal to 20% of additional amounts otherwise distributable to unitholders, with the remaining 80% distributed to the unitholders.

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the unitholders.

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the agreement or (ii) our terminating the agreement for cause (as set out in the Advisory Agreement), we will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all our investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (B) the proceeds from such liquidation were used to pay all our outstanding liabilities, and (C) the remainder were distributed to unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee. We will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated. The Adviser Return Obligation (defined below) will not apply in connection with a Final Incentive Fee Payment.

Administration Agreement

On September 15, 2014, the Company entered into the Administration Agreement (the “Administration Agreement”) with TCW Asset Management Company (the “Administrator”) under which the Administrator (or one or more delegated service providers) will oversee the maintenance of our financial records and otherwise assist on the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, prepare reports to our unitholders, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provide us with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

The Company, and indirectly the unitholders, will bear (including by reimbursing the Adviser or Administrator) all other costs and expenses of its operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of the Company’s counsel and accounting fees. However, the Company will not bear (a) more than an amount equal to 10 basis points of the aggregate capital commitments of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of the aggregate Commitments of the Company per annum (pro-rated for partial years) for its costs and expenses other than ordinary operating expenses (“Company Expenses”), including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser. All expenses that the Company will not bear will be borne by the Adviser or its affiliates. Notwithstanding the foregoing, the cap on Company Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts payable in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to the liquidation of the Company, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments).

5. Expenses

Expenses from May 13, 2014 (inception) through the quarter ended September 30, 2014 consist of $808,688 of initial organization costs that the Company is required to reimburse the Adviser for in accordance with the Administration Agreement subject to the expense limitation in that agreement. The Company also paid directors’ fees of $15,500 resulting from the initial board meeting. Accumulated offering costs shown on the Company’s balance sheet as of September 30, 2014 were $713,483 and will be charged to Members’ Capital at the end of the Closing Period. The Company anticipates receiving commitments sufficient to allow for this reimbursement. In the event receipt of a formal commitment of external capital does not occur, all organization and offering expenses will be borne by the Adviser or its affiliates.

6. Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2014, management is not aware of any pending or threatened litigation.

7. Members’ Capital

As of September 30, 2014, the Company sold and issued 10 Common Units at an aggregate purchase price of $1,000 to TAMCO. The Company has issued and committed units as follows:

For the period from May 13, 2014 (Inception) to September 30, 2014 (Unaudited)
Units at beginning of period	0

Units issued	10

Units committed	3,179,850

Units issued and committed at end of period	3,179,860

8. Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements are issued. There have been no subsequent events that require recognition or disclosure through November 6, 2014, the date the financial statement was available to be issued other than those described below.

The Company has continued to enter into subscription agreements with investors since the period covered by this report. No proceeds of the sale of the Company’s Common Units have been received or called. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

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

Overview

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. We intend to file an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC for the first taxable year in which it anticipates to have significant net taxable income, and expects to meet the minimum distribution and other requirements for RIC qualification. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Each investor will be required to enter into a subscription agreement in connection with its Commitment (a Subscription Agreement”).

We are currently in the development stage and have not commenced investment operations. Since inception, there has been no activity. The Adviser contributed an initial $1,000 capital contribution to us in exchange for 10 Common Units.

On September 19, 2014, TCW Direct Lending LLC (the “Company”) began accepting subscription agreements from investors for the private sale of its Common Units. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the unitholders.

To date, our expenses have been limited to organizational and offering activities, the cost of which has been borne by the Adviser and its affiliates. We have agreed to repay the Adviser and its affiliates for organization and offering expenses incurred up to a maximum of an amount equal to 10 basis points of the aggregate Commitments, in connection with the offering of Common Units through the Closing Period, upon receipt of a formal commitment of external capital. As of September 30, 2014 no notice of draw down has been communicated to the unitholders.

Second Amended and Restated Limited Liability Company Agreement

On September 19, 2014, the Company entered into the Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), which is the agreement that sets forth the terms pursuant to which the Company will be operated. The material terms of the LLC Agreement are more fully described in the full text of the LLC Agreement which is attached hereto as Exhibit 3.4.

Revenues

As we are currently in the development stage, there have been no revenues earned during the period from May 13, 2014 (inception) through September 30, 2014.

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

We will be primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We will also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners through indirect investments in portfolio companies through a joint venture vehicle, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided through the Administration Agreement and the Advisory Agreement.

We will bear (including by reimbursing the Adviser or Administrator) all costs and expenses of our operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of our counsel and accounting fees. However, we will not bear (a) more than an amount equal to 10 basis points of the aggregate Commitments for organization and offering expenses in connection with the offering of Common Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of the aggregate Commitments per annum (pro-rated for partial years) for our Operating Expenses, including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser and its affiliates. Notwithstanding the foregoing, the cap on Operating Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap described above), amounts payable in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to our liquidation of the Company, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments to either the Adviser or the Administrator). All expenses that we will not bear will be borne by the Adviser or its affiliates.

Expenses from May 13, 2014 (inception) through September 30, 2014 consisted of $808,688 in initial organizational costs for which we are required to reimburse the Adviser in accordance with the Administration Agreement. We have incurred $15,500 in director fee expenses related to the initial board meeting. Accumulated offering costs shown on the Company’s balance sheet as of September 30, 2014 were $713,483 and will be charged to Members’ Capital on the initial closing date. The Company anticipates receiving commitments sufficient to allow for this reimbursement.

Financial Condition, Liquidity and Capital Resources

We are currently in the development stage and have not commenced investment operations. The Adviser has contributed an initial $1,000 capital contribution to us in exchange for 10 Units. We have agreed to repay the Adviser and its affiliates for organization and offering expenses incurred up to a maximum amount equal to 10 basis points of the aggregate Commitments, in connection with the offering of Units through the Closing Period.

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

DL Bridge Credit Agreement

TCW DL Bridge, LLC (“TCW Bridge”) was established as a newly formed subsidiary of The TCW Group, Inc. (TCW) to warehouse certain loans to be made by TCW Bridge from time to time and then sold to the Company (such loans, the “Warehoused Loans”).

TCW Bridge entered into a short term $200 million senior secured Revolving Credit Agreement (the “Credit Agreement”) among TCW Bridge, as borrower, and Natixis, New York Branch, as funding agent and committed lender (“Natixis”). The principal amount outstanding will be due and payable in full on the final maturity date of the Credit Agreement, which is November 14, 2014. TCW Bridge has pledged substantially all of its assets as security for the obligations under the Credit Agreement, including its rights to under the Loan Sale Agreement and the Acknowledgement Agreement, each as described below.

Concurrently with the making of each Warehoused Loan by TCW Bridge, TCW Bridge entered into a loan sale agreement whereby TCW Bridge irrevocably agreed to sell and the Company irrevocably agreed to purchase for cash, on November 12, 2014, such Warehoused Loan for a purchase price equal to the principal amount of the Warehoused Loan (net of any closing payments and original issue discount) plus all accrued and unpaid interest on the Warehoused Loan. In connection with each Loan Sale Agreement, the Company made certain acknowledgments in favor of TCW Bridge pursuant to the Acknowledgement Agreement. The Acknowledgment Agreement contains customary negative covenants applicable to the Company, including among others (1) limitations on mergers, consolidations, liquidations and dissolutions; (2) limitations on amendments to constituent documents; (3) limitations on transfers by, or admission of, equity investors; (4) limitations on dividends and distributions; (5) limitations on debt; and (6) limitations on liens. The form Loan Sale Agreement, Acknowledgement Agreement and other documents necessary for the completion of the aforementioned transactions were approved by the board of directors of the Company at a meeting held on September 15, 2014.

In connection with the foregoing, the Company and Natixis have entered into a letter agreement whereby Natixis has been engaged to provide a permanent subscription facility in an amount between $250 million and $750 million, subject to credit committee approval, negotiation of definitive documents and other customary conditions.

The foregoing descriptions of the Credit Agreement, Loan Sale Agreement and Acknowledgment Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of each of those agreements attached hereto as Exhibits 10.4, 10.5, 10.6, 10.7 and 10.8.

Recent Developments

The Company has continued to enter into subscription agreements with investors since the period covered by this report. No proceeds of the sale of the Company’s Common Units have been received or called. Under the terms of the subscription agreements, the Company may draw down all or any portion of the undrawn commitment with respect to each Common Unit generally upon at least ten business days’ prior written notice to the unitholders.

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

Sales of unregistered securities

On September 19, 2014, the Company began accepting subscription agreements from investors for the private sale of its Common Units. The Company has continued to enter into subscription agreements since that date. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the unitholders. The issuance of the Common Units pursuant to these subscription agreements and any draw by the Company under the related commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

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

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4*	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to a filing on Form 8-K filed on September 25, 2014)

10.2*	Administration Agreement, dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company

10.4*	Revolving Credit Agreement, dated September 22, 2014, by and between TCW DL Bridge, LLC and Natixis, New York Branch

10.5*	Revolving Credit Note, dated September 22, 2014, by and between TCW DL Bridge, LLC and Natixis, New York Branch

10.6*	Security Agreement, dated September 22, 2014, by and between TCW DL Bridge, LLC and Natixis, New York Branch

10.7*	Acknowledgment and Undertaking Agreement, dated September 22, 2014 by TCW Direct Lending LLC

10.8*	Form of Loan Sale Agreement

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 7, 2014	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 7, 2014	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer