Form 10-K
period 2014-12-31
TCW Direct Lending LLC
filed 2015-03-30
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to

Commission file number 814-01069

TCW DIRECT LENDING LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-5327366
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (617) 936-2275

Not applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of the Registrant’s common units outstanding at March 27, 2015 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn which could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit which could impair our lending and investment activities;

•	interest rate volatility, which could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being a public entity;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be

ii

inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

iii

PART I

Item 1.	Business

Our Company

We are a direct lending investment company that will seek to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team (the “Direct Lending Team”) of TCW Asset Management Company (the “Adviser”), a group of investment professionals that will use the same investment strategy employed by the Direct Lending Team over the past 14 years.

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment, in combination with a debt investment. Our investments will mostly be made in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment is expected to be between $25 million and $150 million. We currently expect to focus on portfolio companies in a variety of industries. While we focus on investments in middle market companies, we may invest in larger or smaller companies. See “Part II—Item 7. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

The issuers in which we intend to invest will typically be highly leveraged, and, in most cases, these investments will not be rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. Investment operations commenced on the date we issued Units to persons not affiliated with the Adviser, which we refer to as the “Initial Closing Date” in September 2014. We have filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC for the first taxable year in which we anticipate to have significant net taxable income, and expect to meet the minimum distribution and other requirements for RIC qualification.

Because we intend to qualify as a RIC under the Code, our portfolio will be subject to diversification and other requirements. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Units (the “Commitments”) in any single portfolio company.

We may borrow money from time to time, but as a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred units issued by the Company (the “Preferred Units”) to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by the holders of the Units (each, a “Unitholder”). See “Item 1A. Risk Factors—Borrowing Money.”

The Adviser

Our investment activities are managed by the Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment management and advisory agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a California corporation registered with the Securities and Exchange Commission (the “SEC”) under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) and manages or has committed to manage approximately $163.4 billion of assets as of December 31, 2014. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets will be managed by the Advisor’s Direct Lending Team. The Direct Lending Team joined the TCW Group in December 2012. The Direct Lending Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. TCW Direct Lending LLC is the Direct Lending Team’s sixth Fund. The Direct Lending Team is led by Richard Miller and currently includes a group of eleven investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

Investment Strategy and Opportunity

We provide private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated, private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. We compensate for the inherent lack of liquidity in our private investments by seeking returns that are higher than those of similar, but more liquid, investments. We consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits. As a result, we may invest in companies that are experiencing, or are likely to experience, operational, capital structure, liquidity and/or other financial difficulties. These investments can be subject to greater credit and liquidity risks, and could be more prone to default. The typical investment size is expected to be between $25 million and $150 million. Additionally, while we intend to focus on investments in middle market companies, we may invest in larger or smaller companies.

Investment Strategy

The Direct Lending Team applies its investment philosophy, strategy and approach to the management of the portfolio. The conditions of the economy or capital markets will not be used as an absolute indicator of the relative attractiveness of an investment opportunity considered. Rather, the investment must provide for adequate return relative to the risk assumed, regardless of the economic or capital market environment.

We pursue our investment objectives by adhering to a proactive strategy of exerting influence throughout each stage of the investment process from origination to exit. The tactics utilized in this strategy are paramount to our success and include selective origination, rigorous due diligence, customized structuring and active monitoring of the investment portfolio.

Selective Origination

The Direct Lending Team has a long-term presence in the public and private capital markets and, as a result, has developed an extensive network of strategic relationships. These relationships include capital market intermediaries such as broker-dealers, investment bankers, commercial bankers, private equity sponsors, mergers and acquisitions advisers, restructuring professionals, accountants and other financial professionals through whom the Adviser believes we will be able to source investment opportunities. The Direct Lending Team’s network also extends to the corporate community and includes senior management teams, independent industry consultants and other business executives who often refer opportunities to the members of the Direct Lending Team and who the Adviser believes will continue to refer opportunities to us. We may also have the opportunity to invest in companies and with management teams that worked with previous private investment funds managed by the Adviser or the Direct Lending Team or its other investment professionals.

A key to our investment strategy is to invest primarily in directly originated investment opportunities, as opposed to opportunities developed by financial intermediaries and then marketed widely to potential capital providers, which will rarely have economics, terms or conditions that will be acceptable to us. We expect to originate investment opportunities by independently developing such opportunities or by selectively identifying marketed and referred deals that can be significantly modified to meet our investment criteria. Originating transactions on a selective basis generally will allow us to customize terms that are consistent with our investment profile and exert greater influence throughout the life of the investment.

In certain instances, we may partner with other providers of capital, including strategic, financial, managerial or other related parties. Forging successful relationships with other investors may present us with additional opportunities, facilitate the closing of transactions or reduce risks.

Due Diligence

Given the Adviser’s approach to selectively originating transactions, its investment professionals will typically be in a position to be directly involved with each step of the investment process, beginning with due diligence. The Adviser’s investment philosophy is to perform a rigorous due diligence investigation designed to better understand a potential portfolio company’s risks and opportunities. This investigation will typically include comprehensive quantitative and qualitative analyses to identify and address risks.

The elements of the quantitative analysis may include:

•	Examination of financial statements such as income statements, balance sheets and cash flow reports as well as margin trends, financial ratios and other applicable performance metrics;

•	Review of financial projections and the impact of certain variables on a portfolio company’s performance and ability to service its obligations;

•	Analysis of capital required for operations including growth and maintenance capital expenditures, working capital requirements, and any acquisition or divestiture opportunities;

•	Comparable analysis relative to companies and transactions in similar industries;

•	Valuations reflecting a range of enterprise and asset values considering the sale of a healthy, stressed and distressed business enterprise, and the appraisal of working capital, real property, machinery, equipment, intellectual property and trademarks under similar circumstances; and

•	Identification of exit alternatives including repayment through free cash flow, acquisitions by strategic and financial buyers of all or portions of a business enterprise, asset liquidation, refinancing through the capital markets, and bankruptcy including its impact on the portfolio company and the Fund’s investment.

Qualitative analysis may include a review of:

•	Quality and depth of the management team, including background checks;

•	Product and/or service quality;

•	Industry fundamentals, including raw material costs, pricing trends and demand drivers;

•	Competitive position, including discussions with suppliers, customers, and competitors;

•	Performance throughout the economic cycle;

•	Production cost drivers and sourcing alternatives;

•	Quality of information systems and financial infrastructure;

•	Diversity of customers and suppliers; and

•	Competition, including the impact of alternate technology.

Comprehensive due diligence is an iterative process requiring many areas of expertise. For this reason, the Adviser’s investment professionals may be assisted by independent professionals with specific capabilities. Typically, a third party accounting specialist will be engaged to help perform an in-depth review of a target company’s historical financial performance. This analysis will provide a basis for determining the feasibility of the company’s forecasts. In many instances, outside industry consultants will review the company’s strategy, operations, budgets, competitive position and technological standing. Outside counsel will perform legal diligence and draft the investment documents, including any agreements among capital providers. The information garnered through the due diligence process may result in the modification of a transaction’s terms and conditions or potentially the rejection of an investment opportunity.

Customized Structuring

The Adviser’s investment professionals will design a customized financial solution to address our requirements and each portfolio company. Through due diligence, the Adviser will strive to better understand a portfolio company being financed in order to develop an appropriate form of investment with an acceptable capital structure. Our investments may be structured as senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities including options. The pricing associated with the investment will reflect the risk inherent in such portfolio company, its capital structure and the type of investment. Once an agreement is reached between us and such portfolio company, it will be documented. This documentation will govern the relationship between us, such portfolio company and/or other creditors after the investment is made.

The objective of this structuring process is to provide the portfolio company’s management with the operating flexibility to effectively manage the business while creating accountability to the Fund. The investment documentation typically will place limits on many of the portfolio company’s discretionary activities, such as capital expenditures, acquisitions, asset divestitures, dividends, as well as, for example, the reinvestment of tax receipts and insurance proceeds. Our investment documentation also typically will require extensive reporting by each portfolio company. Such reporting usually includes financial information and metrics useful in monitoring a portfolio company’s performance, as well as non-financial developments such as material changes in environmental issues, labor relations, key customers and suppliers. In addition, the investment documentation may include a range of positive and negative financial covenants initially set to establish a minimum allowable performance standard.

Active Monitoring

The Adviser’s investment professionals actively monitor and manage our investment portfolio by thoroughly and continuously analyzing all outstanding investments. Specifically, the investment professionals monitor each portfolio company’s compliance with the terms and conditions of its financing agreement, including reporting requirements and financial covenants. The reported information is gathered, analyzed and used to measure the portfolio company’s performance and potential impact on the Fund’s investment. The investment professionals also maintain ongoing contact with each portfolio company’s management in order to understand and anticipate opportunities and issues. Interaction with management may range from regular discussions of financial results, site visits, periodic company and industry reviews to daily liquidity monitoring. If the portfolio company violates any of the terms, conditions or covenants of the financing agreement or other investment documentation, the Fund typically will be in a position to take action to attempt to protect the investment and influence the actions of the portfolio company, if necessary.

Types of Investments

The following descriptions are not intended to be an exhaustive treatment of our anticipated investments and are subject to change at any time. They are presented merely to acquaint potential investors with the available investment instruments as they are anticipated by the Adviser as of the date of this filing. The allocation of our portfolio among the different types of investments will vary over time based upon the Adviser’s evaluation of each specific investment opportunity. Under normal circumstances, the Adviser will utilize some or all of the following investment types, which are described in greater detail below:

•	secured fixed-rate or adjustable-rate senior loans (“Senior Loans”);

•	unsecured fixed-rate or adjustable-rate loans;

•	subordinated or mezzanine debt obligations;

•	equity securities, including preferred and common stocks and warrants;

•	convertible securities; and

•	options or other derivative instruments.

We plan to generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the Direct Lending Team has not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. We do not expect the Direct Lending Team to originate investments for the Fund with PIK interest features.

We are primarily focused on investing in senior secured loans, although there may be occasions where the investment may be unsecured. We will also consider making investments that are primarily equity investments in combination with a debt obligation, or as part of a total return strategy for existing investments. Our investments will mostly be in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we will invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, DIP loans, bridge loans and Chapter 11 exits. As a result, we may invest in companies that are experiencing, or are likely to experience, operational, capital structure, liquidity and/or other financial difficulties. These investments can be subject to greater credit and liquidity risks, and could be more prone to default.

The Adviser will consider an investment for our portfolio only if it believes that the relevant portfolio company is likely to repay its obligations. For example, the Adviser may determine that a portfolio company is likely to meet debt service requirements from cash flow or other sources, including the sale of assets, despite such portfolio company’s highly leveraged position, or that a portfolio company that is experiencing financial distress, but appears able to pay its interest and principal, is an attractive investment opportunity. There can be no assurance that such analysis will uncover all factors that may impair the value of the Fund’s investments.

We may also provide interim or bridge financing to a portfolio company for working capital or other general corporate purposes. Interim or bridge financings are generally structured as loans and may be secured or unsecured. Such a portfolio company usually has a plan for repaying or refinancing at the time of the bridge loan funding, although there is a risk that such portfolio company will be unable to complete such refinancing successfully. In that case, the bridge loan typically converts into a more permanent investment usually at a higher cost to such portfolio company.

Collateral

Our debt investments will generally be secured with one or more of (i) working capital assets, such as accounts receivable and inventory, (ii) tangible fixed assets, such as real property, machinery, buildings and equipment, (iii) intangible assets, such as trademarks or patents, or (iv) security interests in shares of stock of the company or its subsidiaries or affiliates.

We may invest in debt or equity instruments that are not secured by specific collateral, but are backed only by the enterprise value of the company. Unsecured investments typically involve a greater risk of loss than secured investments. We will generally not invest unless, at the time of the investment, the Adviser believes the estimated value of the borrower’s business or the underlying assets of the business equals or exceeds the aggregate investment amount, although there can be no assurance that the assets will be sufficiently liquid in order to satisfy the portfolio company’s obligations.

In the case of investments in a non-public company, such company’s shareholders may provide collateral in the form of secured guarantees and/or security interests in other assets that they own. We typically values the collateral by reference to such company’s financial statements or independent appraisals, and may assign a value to the collateral that is higher or lower than the value assigned by such company.

Covenants

Debt investments generally have operational and performance-based covenants designed to monitor performance of the borrower and to limit the activities of the borrower in an effort to protect the right of lenders to receive timely payments of interest and repayment of principal. Covenants may create positive or negative restrictions and, if violated, could result in a default on the debt obligations.

Default

We will be subject to the risk that a company will default on its agreement with the Fund due to a violation of provisions of the financing agreement or other investment documentation, including a failure to pay scheduled interest or make principal payments. If the Fund accelerates the repayment of an investment because of a company’s violation of a covenant or other terms of a financing agreement or other investment documentation, such company might default on such payment. The risk of default generally will increase in the event of an economic downturn or, in the case of an adjustable-rate obligation, a substantial increase in interest rates. The Fund may own a debt obligation of a borrower that is about to become insolvent. The Fund may also invest in debt obligations that are issued in connection with a restructuring of the borrower under bankruptcy laws (also known as a DIP loan/financing).

Investments

As of December 31, 2014 we had made investments with an aggregate fair value of $112,500 thousand in two portfolio companies.

The investments consisted of the following at December 31, 2014:

	December 31, 2014
($ in thousands)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
First-lien debt investments (1)	$110,313	$112,500	$2,187

Total investments	$110,313	$112,500	$2,187

(1)	Amortized cost represents the original cost adjusted for the amortization of discounts or premiums, as applicable, on debt investments using the effective interest rate method.

The industry composition of investments at fair value as of December 31, 2014 was as follows:

December 31, 2014
Machinery	60.0%
Media	40.0%

Total	100.0%

The geographic composition of investments at fair value at December 31, 2014 was as follows:

December 31, 2014
Midwest	100.0%

United States	100.0%

Loan Commitments

As of December 31, 2014, we had the following commitments to fund investments:

($ in thousands)	December 31, 2014
First-lien term loan	$18,750

Total	$18,750

Debt Obligations

Our debt obligations consisted of the following as of December 31, 2014:

	December 31, 2014
($ in thousands)	Total Facility Commitment	Borrowings Outstanding	Amount Available
Revolving Credit Agreement (1)	$500,000	$55,000	$445,000

Total Debt Obligations	$500,000	$55,000	$445,000

(1)	The amount available considers any limitations related to the debt facility borrowing. The facility has the ability to be increased up to $750 million based on certain criteria.

For the year ended December 31, 2014 the components of interest expense were as follows:

($ in thousands)	December 31, 2014
Borrowing interest expense	$334
Unused fees	72
Administrative fees	19
Amortization of financing costs	209

Total interest and credit facility expenses	$634

Investment Advisory and Management Agreement

On September 15, 2014, TCW Direct Lending LLC (the “Company”) entered into an Investment Advisory and Management Agreement (the “Advisory Agreement) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Company’s board of directors (the “Board”) at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

Administration Agreement

On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) will oversee the maintenance of our financial records and otherwise assist on the Company’s compliance with regulations applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, prepare reports to our Unitholders, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provide us with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Advisory Agreement. Each of our executive officers are employees of our Adviser.

License Agreement

We have entered into a license agreement (the “License Agreement”) with an affiliate of the Adviser, pursuant to which we have been granted a royalty-free, non-exclusive license to use the name “TCW”. Under the License Agreement, we have a right to use the “TCW” name and logo, for a nominal fee, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “TCW” name or logo.

Competition

We compete for investments with a number of business development companies and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks that underwrite initial public offerings, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code will impose on us as a BDC and a RIC.

Derivatives

We do not expect derivatives to be a significant component of our investment strategy. We retain the flexibility, however, to utilize hedging techniques, such as interest rate swaps, to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

We also may use various hedging and other risk management strategies to seek to manage additional risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against foreign currency fluctuations vis a vis the U.S. Dollar or possible adverse changes in the market value of securities held in our portfolio.

Regulation as a Business Development Company

On December 30, 2014 we elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. In addition, a BDC must be organized for the purpose of investing in or lending primarily to private companies organized in the United States and making significant managerial assistance available to them.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our board of directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of any such person’s office. As a BDC, we are currently also required to meet a minimum coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any Preferred Units.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Unitholders to additional expenses.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). We have applied for an exemptive order from the SEC that would permit us to co-invest with other funds or other pools of capital or persons managed by the Adviser or its affiliates. Any such order will be subject to certain terms and conditions and there can be no assurance that the application for exemptive relief will be granted by the SEC. Accordingly, there can be no assurance that we will be permitted to co-invest with other funds managed by Adviser, other than in the limited circumstances currently permitted by regulatory guidance.

We will be subject to periodic examination by the SEC for compliance with the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any assets other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company that we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed in connection with securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be operated for the purpose of making investments in the types of securities described under “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does in fact provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which is referred to herein, collectively, as temporary investments, such that at least 70% of the our assets are qualifying assets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of Preferred Units senior to the Units, if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. While any Preferred Units or, in certain limited circumstances, debt securities are outstanding, we may be prohibited from making distributions to Unitholders or repurchasing Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for generally up to 60 days without regard to the 200% asset coverage requirement described above. Finally, (i) Preferred Units must have the same voting rights as the Units (one Unit, one vote), and (ii) holders of Preferred Units (the “Preferred Unitholders”) must have the right, as a class, to appoint two directors to the board of directors.

Code of Ethics

We have adopted the code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The Code of Ethics generally contains restrictions on investments by our employees in securities that we may purchase or hold. This information will be available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the Code of Ethics by written request addressed to the following: Beth Clarke, Trust Company of the West, 1251 Avenue of the Americas, Suite 4700, New York, NY 10020.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws, and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for administering the policies and procedures.

Proxy Voting Policies and Procedures

We intend to delegate our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

If the Adviser has responsibility for voting proxies in connection with its investment advisory duties, or has the responsibility to specify to an agent how to vote the client’s proxies, it exercises such voting responsibilities through the corporate proxy voting process. The Adviser believes that the right to vote proxies is a significant asset of its clients’ holdings. In order to provide a basis for making decisions in the voting of proxies for its clients, the Adviser has established a proxy voting committee (the “Proxy Committee”) and adopted proxy voting guidelines (the “Guidelines”) and procedures. The Proxy Committee generally meets quarterly (or at such other frequency as determined by the Proxy Committee), and its duties include establishing proxy voting guidelines and procedures, overseeing the internal proxy voting process, and reviewing proxy voting issues. The members of the Proxy Committee include the Adviser’s personnel from the investment, compliance, legal and marketing departments. The Adviser also uses outside proxy voting services (each an “Outside Service”) to help manage the proxy voting process. An Outside Service facilitates its voting according to the Guidelines (or according to guidelines submitted by the Adviser’s clients) and helps maintain the Adviser’s proxy voting records. The Adviser’s proxy voting and record keeping is dependent on the timely provision of proxy ballots by custodians, clients and other third parties. Under circumstances described below involving potential conflicts of interest, the Adviser may also request an Outside Service to help decide certain proxy votes. In certain limited circumstances, the Adviser may enter into voting agreements or other contractual obligations that govern the voting of proxies. In the event of a conflict between any contractual requirements and the Guidelines, the Adviser will vote in accordance with its contractual obligations. As a matter of firm policy, the Adviser does not disclose to unaffiliated third parties how it expects to vote on upcoming proxies and does not disclose the way it voted proxies without a legitimate need to know such information.

The Guidelines provide a basis for the Adviser’s decisions in the voting of proxies for clients. When voting proxies, the Adviser’s utmost concern is that all decisions be made solely in the interests of the client and with the goal of maximizing the value of the client’s investments. With this goal in mind, the Guidelines cover various categories of voting decisions and generally specify whether the Adviser will vote for or against a particular type of proposal. The Adviser’s underlying philosophy, however, is that the portfolio managers, who are primarily responsible for evaluating the individual holdings of the Adviser’s clients, are best able to determine how best to further client interests and goals. The portfolio managers may, in their discretion, take into account the recommendations of the Adviser’s management, the Proxy Committee, and any Outside Service.

Individual portfolio managers, in the exercise of their best judgment and discretion, may from time to time override the Guidelines and vote proxies in a manner that they believe will enhance the economic value of clients’ assets, keeping in mind the best interests of the beneficial owners. The Guidelines provide procedures for documenting and, as required, approving such overrides. In the event a potential conflict does arise, the primary means by which the Adviser will avoid a conflict of interest is by casting votes solely in the interests of its clients and in the interests of maximizing the value of their portfolio holdings. In this regard, if a potential conflict of interest arises, but the proxy vote to be decided is predetermined under the Guidelines to be cast either in favor or against, then the Adviser will follow the Guidelines and vote accordingly. On the other hand, if a potential conflict of interest arises and there is no predetermined vote, or the Guidelines themselves refer such vote to the portfolio manager for decision, or the portfolio manager would like to override a predetermined vote, then the Guidelines provide procedures for determining whether a material conflict of interest exists and, if so, resolving such conflict.

The Adviser or an Outside Service will keep records of the following items for at least five years: (i) the Guidelines and any other proxy voting procedures; (ii) proxy statements received regarding client securities (unless such statements are available on the SEC’s EDGAR system); (iii) records of votes cast on behalf of clients (if maintained by an Outside Service, that Outside Service will provide copies of those records promptly upon request); (iv) records of written requests for proxy voting information and the Adviser’s response (whether a client’s request was oral or in writing); and (v) any documents the Adviser prepared that were material to making a decision on how to vote, or that memorialized the basis for the decision. Additionally, the Adviser or an Outside Service will maintain any documentation related to an identified material conflict of interest.

ITEM 1A.	RISK FACTORS

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we face other risks which we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment.

Lack of Operating History

We recently commenced investment operations on the Initial Closing Date and have limited performance history. Past performance, including the past performance of the prior Special Situation Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

Experience Operating a BDC

The members of the Adviser have no prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques it previously employed in identifying and managing past investments. Accordingly, there can be no assurance that the Adviser will replicate the historical performance of other investment funds with which it has been affiliated. As a result, our investment returns could be substantially lower than the returns achieved by such other investment funds.

Dependence on the Key Personnel and Other Management

Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Direct Lending Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly-qualified professionals. The loss of services of the Adviser’s investment professionals during the Commitment Period could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly-qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly-qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

Reliance on Portfolio Company Management

The day-to-day operations of each portfolio company in which we invest will be the responsibility of such entity’s management team. In addition, we may make investments in portfolio companies where we have limited influence and the other investors in such portfolio company have economic or business interests or goals that are inconsistent with our business interests and goals. Although the Adviser will be responsible for monitoring the performance of each of our investments and is required, pursuant to a specific 1940 Act provision applicable to BDCs, to offer to provide each of our portfolio companies managerial assistance, there can be no assurance that the existing management team of a portfolio company or any successor will be able to operate any such entity in accordance with our expectations. In this situation, we may not be in a position to limit or otherwise protect the value of our investment.

No Assurance of Profits

There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the types of companies and transactions described herein. The marketability and value of any of our investments will depend upon many factors beyond our control. We will incur organizational expenses, Management Fees and other operating expenses which may exceed our income, and a Unitholder could lose the entire amount of its contributed capital. Therefore, a prospective investor should only invest in the Company if such investor can withstand a total loss of his or her investment. The past investment performance of the entities and accounts with which the Adviser and its investment professionals have been associated cannot be taken to guarantee future results of any investment in the Company.

General Economic and Financial Conditions

The success of any investment activity is influenced by general economic and financial conditions, all of which are beyond our control and the control of the Adviser. These conditions, such as the recent global economic crisis and significant downturns in the financial markets, may materially adversely affect our operating results, financial condition and ability to implement our business strategy and/or meet our return objectives.

Competition for Investment Opportunities

There can be no assurance that there will be a sufficient number of suitable investment opportunities to enable us to invest all of the Commitments of the Unitholders in opportunities that satisfy our investment strategy, or that such investment opportunities will lead to completed investments by us. The activity of identifying, structuring, completing, implementing and realizing attractive investment opportunities is highly competitive. We will compete for investment opportunities with many other industry participants, including other BDCs, public and private funds, individual and institutional investors, and financial institutions. Many such entities have substantially greater economic and personnel resources than the Company and/or better relationships with borrowers and others and/or the ability to accept more risk than we believe can be prudently managed. Accordingly, competition for investments may have the effect of reducing the number of suitable prospective investments available to us and increasing the bargaining power of borrowers, thereby reducing our investment returns. Furthermore, the availability of investment opportunities generally will be subject to market conditions. It is possible that our capital will not be fully utilized if sufficient attractive investments are not identified and consummated by the Adviser.

No Secondary Market for Securities

Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities. Due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sold those types of debt securities, we might not receive the full value we expect.

Portfolio Concentration

Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. Aside from the diversification requirements that we will have to comply with as a RIC, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be.

Credit Risks

Debt investments are subject to credit risk. Credit risk relates to the ability of the borrower to make interest and principal payments on the loan or security as they become due. If the borrower fails to pay interest, our income might be reduced. If the borrower fails to repay principal, the value of that security and the value of the Company might be reduced. Our investments in debt securities are subject to risks of default. We may invest in debt securities made in connection with leveraged buy-out transactions, recapitalizations and other highly-leveraged transactions. While our investments in senior loans typically will be secured by collateral, we may have difficulty liquidating the collateral or enforcing our rights under the terms of the senior loans in the event of the borrower’s default. There is no guarantee that the collateral securing a senior loan will be sufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal. In the event that a borrower declares bankruptcy, a court could invalidate our security interest in the loan collateral or subordinate our rights under the senior loan to other creditors of the borrower. Also, we may invest part of our assets in loans and other debt obligations that are not fully secured.

Interest Rate Risk

In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we received in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates.

Reliance Upon Unaffiliated Co-Lender

In certain circumstances we may co-invest with an unaffiliated lender, who will sometimes be responsible for performing some of the legal due diligence on the borrower and for negotiating some of the terms of the loan agreement that establishes the terms and conditions of the debt investment and the rights of the borrower and the lenders. In such circumstances, although we will perform our own due diligence, we may rely in part on the quality of the due diligence performed by the co-lender and will be bound by the negotiated terms of the loan documentation. There can be no assurance that the unaffiliated co-lender will perform the same level of due diligence as we would perform or that the co-lender will negotiate terms that are consistent with the terms generally negotiated and obtained by us. If the unaffiliated co-lender is acting as collateral agent under the loan documentation and becomes insolvent, the assets securing the debt investment may be determined by a court or regulatory authority to be subject to the claims of the co-lender’s creditors. If that were to occur, we might incur delays and costs in realizing payment on the loan, or we might suffer a loss of principal and/or interest.

Reliance upon Consultants

The Adviser may rely upon independent consultants in connection with its evaluation of proposed investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

Use of Investment Vehicles

In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”) are similar to those associated with a direct investment in a portfolio company. While we will analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle (as defined in “Item 1. Business—Types of Investments”). In the event of a bankruptcy proceeding against the Investment Vehicle, the risks outlined below under “—Insolvency Considerations with Respect to Portfolio Companies” will be applicable with equal effect. Additionally, in the case of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the other obligations of the portfolio company).

Insolvency Considerations With Respect to Portfolio Companies

Various laws enacted for the protection of creditors may apply to our debt investments. A bankruptcy proceeding against a borrower could delay or limit our ability to collect the principal and interest payments on that borrower’s debt obligations. In a lawsuit brought by creditors of a borrower, a court or a trustee in bankruptcy could take certain actions that would be adverse to us. For example:

•	Other creditors might convince the court to set aside or subordinate a loan or the security interest in a loan as a “fraudulent conveyance,” a “preferential transfer” or for other equitable considerations. In that event, the court could recover from us the interest and principal payments that the borrower made before becoming insolvent. There can be no assurance that we would be able to prevent such recapture.

•	A bankruptcy court may restructure the payment obligations under debt securities so as to reduce the amount to which we would be entitled.

•	The court might discharge the amount of a loan we make that exceeds the value of the collateral securing the loan. The court could subordinate our rights to the rights of other creditors of the borrower under applicable law.

•	Although our senior secured position under a senior loan provides some assurance that we would be able to recover some of its investment in the event of a borrower’s default, the collateral might be insufficient to cover the borrower’s debts. A bankruptcy court might find that the collateral securing the senior loan is invalid or require the borrower to use the collateral to pay other outstanding obligations. If the collateral consists of stock of the borrower or its subsidiaries, the stock may lose all of its value in the event of a bankruptcy, which would leave us exposed to greater potential loss.

•	If a borrower defaults on a scheduled interest or principal payment on a debt obligation, we may experience a reduction of our income. In addition, the value of the debt investment would decline, which may, in turn, cause our value to decline.

Lender Liability

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “Lender Liability”). Generally, Lender Liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Lender Liability claims generally arise in bankruptcy, but can also arise under state law claims. Lender Liability often involves claims of misconduct where a lender (a) intentionally takes an action that exacerbates the insolvency of a borrower or issuer or that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a shareholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer. We could be subject to allegations of Lender Liability because of the nature of certain of our investments. There is also a risk that where Lender Liability is alleged, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “Equitable Subordination”). We do not intend to engage in conduct that would give rise to a claim of Lender Liability or Equitable Subordination. However, as a BDC, we are obligated to offer managerial assistance to each of our portfolio companies. To the extent any of our portfolio companies elect to accept such offer to provide managerial assistance, that level of involvement with a portfolio company could strengthen a Lender Liability claim against us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could arise as a result of any managerial assistance that we provide in order to fulfill our obligations as a BDC. Moreover, because of the nature of our investments, we may not always be the lead creditor, and security or other agents may act on behalf of the investors in a security owned by us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could also arise without our direct managerial or other involvement.

Special Risks of Highly-Leveraged or other Risky Portfolio Companies

We can invest up to 100% of our total assets in debt and equity securities of portfolio companies that are highly leveraged and whose debt securities would be considered well below investment grade. We may invest in bridge loans, subordinated or mezzanine financing which is either unsecured or, if secured, will be subordinated to the interests of the senior lenders in the borrower’s capital structure. We may also invest in obligations of portfolio companies in connection with a restructuring under Chapter 11 of the U.S. Bankruptcy Code (i.e., a “DIP Financing”) if the obligations meet the credit standards of the Adviser. These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk, and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Lending to highly-leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or pay-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

Non-U.S. Investment Risk

We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in [“Item 1. Business— Regulation as a Business Development Company –Qualifying Assets”])). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

Risks of Using Derivative Instruments

We may use derivative financial instruments for hedging or managing the risks associated with the assets we hold. The risks posed by such instruments can be extremely complex and difficult to evaluate, including (i) risks relating to our counterparties in such a transaction; (ii) imperfect correlation between movements in the currency, interest rate or other reference on which the derivative is based and movements in the assets of the underlying portfolio; and (iii) reduced ability to meet short-term obligations because of the percentage of our assets segregated to cover derivative obligations. In addition, by hedging a particular position, any potential gain from an increase in value of such position may be limited.

Economic Interest of the Adviser

Because the Adviser will be compensated in part on a basis tied to our performance, the Adviser may have an incentive to make investments that are risky or speculative.

Effect of Fees and Expenses on Returns

We will pay Management Fees and Incentive Fees to the Adviser and generally will bear other Operating Expenses. Generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment. In addition, because the Management Fees payable by us to the Adviser following the Commitment Period will be calculated based on the cost of our investment portfolio, including that portion of the investment cost funded with leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Units.

Effect of Varying Terms of Classes of Units

Although we have no current intention to do so, we may issue Preferred Units pursuant to our operating agreement (the “LLC Agreement”). If we issue Preferred Units, there can be no assurance that such issuance would result in a higher yield or return to the holders of the Units. The issuance of Preferred Units would likely cause the net asset value of the Units to become more volatile. If the dividend rate on the Preferred Units were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Units would be reduced. If the dividend rate on the Preferred Units were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of the Units than if we had not issued Preferred Units. Any decline in the net asset value of our investments would be borne entirely by the holders of the Units. Therefore, if the fair value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of the Units than if we were not leveraged through the issuance of Preferred Units.

Rights of Preferred Unitholders

Holders of any Preferred Units that we might issue would have the right, voting separately as a single class, to elect two members of the board at all times. In addition, if dividends for Preferred Units become two full years in arrears, the holders of those Preferred Units would have the right to elect a majority of the board until such arrearage is completely eliminated. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Units and Preferred Units, both by the 1940 Act and by the terms of our debt financings (if any), might impair our ability to qualify as a RIC for federal income tax purposes. While we would intend to redeem the Preferred Units to the extent necessary to enable us to distribute our income as required to qualify as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Regulations Governing our Operation as a BDC

We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Unitholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue Preferred Units, the Preferred Units would rank “senior” to the Units in our capital structure, the Preferred Unitholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of the Unitholders.

Borrowing Money

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, we may borrow from or issue senior debt securities to banks, insurance companies and other lenders in the future. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

In addition, any debt facility into which we may enter would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, it is anticipated that the credit facility would contain certain financial covenants, which may include requiring us to maintain a minimum amount of equity supporting the credit facility or comply with certain collateral quality and coverage tests.

Obligations of Unitholders Relating to Credit Facilities

If we enter into a credit facility, we may grant security over and transfer our right to drawdowns of capital from investors to our lenders or other creditors. Unitholders will be required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under a credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company.

Failure to Qualify as a RIC

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Unitholders on an annual basis. Because we intend to incur debt, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders.

No Extension of Tax Exemption

For taxable years of RICs beginning before January 1, 2015, U.S.-source withholding taxes were not imposed on dividends paid by RICs to the extent the dividends were reported as ‘‘interest-related dividends’’ or ‘‘short-term capital gain dividends.’’ Interest-related dividends and short-term capital gain dividends generally represented distributions of interest or short-term capital gains that would not have been subject to U.S. withholding tax at the source if they had been received directly by a non-U.S. person, and that satisfied certain other requirements. No assurance can be given as to whether this exemption will be extended for taxable years after 2014. If there is no extension, the U.S. tax costs to a non-U.S. Unitholder attributable to the ownership of Units may be materially increased.

Recourse to Our Assets

Our assets, including any investments made by us and any capital held by us, are available to satisfy all our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, even in the circumstance where a specific investment gave rise to the liability.

Need for Follow-On Investments

We may be called upon to provide follow-on funding or additional loans for, or have the opportunity to increase our investment in, our portfolio companies. There can be no assurance that we will be able to make or arrange for follow-on investments or loans or that we will have sufficient funds to do so. Any decision not to make follow-on investments or loans or the inability to make them may have a substantial negative impact on a portfolio company in need of funds or may diminish our proportionate ownership in such entity and thus our ability to influence the entity’s future conduct. The inability to make follow-on investments or loans may also impede, diminish or reduce the number of attractive investments made available to us.

Litigation Risks

We will be subject to a variety of litigation risks, particularly if one or more of our portfolio companies face financial or other difficulties. Legal disputes, involving any or all of the Company, the Adviser, or affiliates, may arise from our activities and investments and could have a significant adverse effect on us.

Consequences of Failure to Pay Commitment in Full

If a Unitholder fails to pay any installment of its Commitment, other Unitholders who have an outstanding Commitment may be required to fund their respective Commitments sooner than they otherwise would have absent such a default. In addition, if funding of Commitments by other Unitholders and our borrowings are inadequate to cover defaulted Commitments, we may be unable to pay our obligations when due or be subjected to penalties or may otherwise suffer adverse consequences that could materially adversely affect the returns to the Unitholders (including non-defaulting Unitholders). If a Unitholder defaults, there is no guarantee that we will recover the full amount of the defaulted Commitment, and such defaulting Unitholder may lose all or a portion of its economic interest in us.

Limited Liability of the Adviser

To the extent permissible by law, the Adviser will not be liable, responsible or accountable in damages or otherwise to us or to any Unitholder for any breach of duty to us or the Unitholders or for any act or failure to act pursuant to the Advisory Agreement or otherwise, except in certain limited circumstances provided by the 1940 Act and as set forth in the Advisory Agreement. In general, we will be required to indemnify the Adviser (and other related and/or affiliated parties) for certain losses arising out of its activities on behalf of us. Such obligations could reduce significantly the returns to the Unitholders.

Conflicts of Interest

Conflicts of interest may exist from time to time between the Adviser and certain of its affiliates involved with us. For example, the terms of the Adviser’s management and incentive fees may create an incentive for the Adviser to approve and cause us to make more speculative investments than we would otherwise make in the absence of such fee structure.

The Direct Lending Team is separated from those partners and employees of the Adviser and its affiliates involved in the management of the investments of other funds and other accounts (the “Other Employees”) by an ethical wall, and accordingly, the Other Employees may be unable to make certain material information available to the Direct Lending Team. In addition, the Adviser’s other funds and separate accounts may take positions in securities and/or issuers that are in a different part of the capital structure of an issuer or adverse to ours.

The members of the senior management and investment teams and the Investment Committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of the Unitholders. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between us and other investment funds or accounts advised by principals of, or affiliated with, the Adviser.

The Adviser has agreed with our board of directors that when we are able to co-invest with other investment funds or accounts managed by the Adviser, allocations among us and other investment funds or accounts will generally be made based on capital available for investment in the asset class being allocated to the extent consistent with the 1940 Act. We expect that available capital for our investments will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. We and the Adviser may submit an exemptive application to the SEC to permit us to co-invest with affiliates of the Adviser, including private funds managed by the Adviser if our board of directors determines that it would be advantageous for us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that we will obtain exemptive relief or that, if we do obtain such relief, it will be obtained on the terms we have outlined in our request.

Inability to Take Advantage of Investment Opportunities with Affiliated Funds or Investors

The 1940 Act limits our ability to engage in transactions with affiliated funds and investors. For example, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or controls us (such as the Adviser) or certain of that person’s affiliates (such as other investment funds managed by the Adviser), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. Therefore, there can be no assurance that we will be able to participate in all investment opportunities identified by the Adviser that are suitable for us. See the Company’s “Form 10, Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Effect of BDC and RIC Rules on Investment Strategy

Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

No Registration; Limited Transferability of Units

The Units are being offered without registration under the Securities Act or any other laws of applicable jurisdictions. All dispositions and transfers of the Units shall be made pursuant to an effective registration statement or in accordance with an exemption from registration contained in the Securities Act. Unitholders will not be permitted to transfer their Units unless (i) we and, if required by our lending arrangements, our lenders give consent and (ii) the Transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Units may be subject to certain restrictions contained in the Subscription Agreement and the LLC Agreement and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Units and one is not expected to develop. Withdrawal from an investment in the Units will not generally be permitted. In light of the restrictions imposed on any such transfer and in light of the limitations imposed on a Unitholder’s ability to withdraw all or part of its investment in Units, an investment in the Units should be viewed as illiquid and subject to high risk.

Changes in Applicable Law

We must comply with various legal requirements, including requirements imposed by United States and non-U.S. anti-money laundering laws, securities laws, commodities laws, tax laws and pension laws. Should any of those laws change over the life of the Company, the legal requirements to which we and the Adviser may be subject could differ materially from current requirements.

Terrorist Action

There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our principal executive office at 200 Clarendon Street, 51st Floor, Boston, MA 02116. We do not own any real estate.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 19, 2014, the Company began accepting subscription agreements from investors for the private sale of its Common Units. The Company continued to enter into subscription agreements since that date through March 19, 2015. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Unitholders.

For the period from May 13, 2014 (Inception) to December 31, 2014 the Company entered into subscription agreements with commitments (“Commitments”) from investors for the purchase of 8,240,510 Common Units, totaling $824,051 thousand of commitments.

The issuance of the Common Units pursuant to these subscription agreements and any draw by the Company under the related commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The table below sets forth our selected financial data for the period from May 13, 2014 (Inception) to December 31, 2014. The selected income statement, balance sheet and other data for the year ended December 31, 2014 have been derived from our audited financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

($ in thousands)	For the period from May 13, 2014 (Inception) to December 31, 2014
Statement of Operations Data
Income	$1,463
Total investment income

Expenses
Net expenses	5,102

Net investment loss	(3,639)
Net realized gain on investments	129
Net change in realized appreciation (depreciation) on investments	2,187

Net decrease in Members’ Capital from operations	$(1,323)

Loss per unit—basic and dilluted	$(0.16)

($ in thousands)	As of December 31, 2014
Balance Sheet Data
Cash	$6,967
Investments at fair value	112,500
Total assets	125,627
Total debt	55,000
Total liabilities	61,099
Total Members’ Capital	64,528
Net asset per unit	$99.84

Other Data
Number of portfolio companies at year end	2
Common Unitholder Total Return (1)	-2.0%
Weighted average yield of debt and income producing
securities at fair value (2)	8.1%
Fair value of debt investments as a percentage of principal	100.0%

(1)	Common Unitholder total return for the period ended December 31, 2014 was calculated by taking the net loss of the Company for the period divided by the contributions from the members during the period. The return is net of management fees and expenses.
(2)	Weighted average yield is calculated using the par outstanding and excludes income collected from borrowers on unfunded commitments

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this annual report.

Overview

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. On December 30, 2014 we filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC for the first taxable year in which it anticipates to have significant net taxable income, and expects to meet the minimum distribution and other requirements for RIC qualification. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Each investor is required to enter into a subscription agreement in connection with its Commitment (a Subscription Agreement”). On September 19, 2014, TCW Direct Lending LLC (the “Company”) began accepting subscription agreements from investors for the private sale of its Common Units. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Unitholders.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. We do not expect the Direct Lending Team to originate investments for us with PIK interest features, although, we may have investments with payment-in-king (“PIK”) interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners through indirect investments in portfolio companies through a joint venture vehicle, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

Expenses

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided through the Administration Agreement and the Advisory Agreement.

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

Expenses from May 13, 2014 (inception) to December 31, 2014 included $666 thousand in initial organizational costs for which we are required to reimburse the Adviser in accordance with the Administration Agreement. Accumulated offering costs shown on the Company’s balance sheet as of September 30, 2014 were $663 thousand and will be charged to Members’ Capital at the end of the Closing Period. The Company anticipates receiving commitments sufficient to allow for this reimbursement.

Operating expenses for the period from May 13, 2014 (Inception) to December 31, 2014 were as follows:

($ in thousands)	For the period from May 13, 2014 (Inception) to December 31, 2014
Expenses
Management fees	$3,493
Organization expense	666
Interest and credit facility expenses	634
Insurance expense	185
Directors’ fees	175
Sub-administrator, transfer agent and custody fees	79
Audit fees	75
Tax service fees	7
Other expenses	100

Total expenses	$5,414

Expense reimbursed by the Investment Adviser	(312)

Net Expenses	$5,102

Our total operating expenses were $5,414 thousand for the period from May 13, 2014 (Inception) to December 31, 2014. Our operating expenses include management fees attributed to the Adviser of $3,493 thousand. We recorded organization expenses of $666 thousand related to the initial formation and organization of our company. Interest and credit facility fees of $634 thousand were recorded related to the Natixis Credit Agreement and includes $209 thousand of amortization of the deferred financing fees related to obtaining the Credit Agreement. Net expenses include an expense reimbursement by the Investment Adviser of $312 thousand related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net Investment Loss

Our net investment loss totaled $3,639 thousand for the period from May 13, 2014 (Inception) to December 31, 2014. The loss is attributable to the commencement of investment operations and other start-up costs in the period.

Net Realized Gain on Investments

Our net realized gain on investments was $129 thousand for the period from May 13, 2014 (Inception) to December 31, 2014 resulting from the partial sale of two investments in 2014.

Net Change in Unrealized Appreciation (depreciation) on investments

For the period from May 13, 2014 (Inception) to December 31, 2014, our net change in unrealized appreciation (depreciation) on investments totaled $2,187 thousand and resulted from investments originated in 2014.

Net Increase (Decrease) in Assets from Operations

Our net decrease in assets from operations was $1,323 thousand for the period from May 13, 2014 (Inception) to December 31, 2014 and resulted from the commencement of investment operations and related start-up costs during the period.

Financial Condition, Liquidity and Capital Resources

We have commenced investment operations and have completed the final private placement of Common Units on March 19, 2015. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of December 31, 2014, aggregate Commitment, Undrawn Commitments and subscribed for Units of the Company are as follows:

($ in thousands)	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$824,051	$758,200	8%	8,240,510

DL Bridge Credit Agreement

TCW DL Bridge, LLC (“TCW Bridge”) was established as a newly formed subsidiary of The TCW Group, Inc. (TCW) to warehouse certain loans to be made by TCW Bridge from time to time and then sold to the Company (such loans, the “Warehoused Loans”).

TCW Bridge entered into a short term $200 million senior secured Revolving Credit Agreement (the “Credit Agreement”) among TCW Bridge, as borrower, and Natixis, New York Branch, as funding agent and committed lender (“Natixis”). Also on November 12, 2014, TCW Direct consummated two loan purchases pursuant to the Loan Sale Agreements between TCW Direct and TCW DL Bridge, LLC described in prior filings. The revolving credit facility for TCW DL Bridge, LLC with Natixis has been repaid in full from the proceeds of those loan sales and the revolving credit facility for TCW DL Bridge LLC has been terminated.

Natixis Credit Agreement

On November 12, 2014, the Company entered into a new senior secured Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch, as administrative agent and committed lender (“Natixis”). Certain terms of the Credit Agreement are described below, and reference is made to the Credit Agreement for complete terms and conditions. A copy of the Credit Agreement is filed as Exhibit 10.9 to a Form 8-K filed on November 18, 2014.

The Credit Agreement provides for up to $750 million of total lender commitments, with an initial commitment of $250 million. The Credit Agreement may be periodically increased in amounts designated by the Company, up to an aggregate amount of $750 million. The maturity date of the Credit Agreement, is November 12, 2017, unless such date is extended, at the Company’s option, no more than 2 times for a term of up to twelve 12 months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70% or (b) adjusted eurodollar rate calculated in a customary manner plus 1.70%.

As of December 31, 2014, the commitment amount was $500 million and $55 million was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2014, approximates its fair value. The Company incurred $4,666 thousand of costs in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of December 31, 2014, $4,457 thousand of such prepaid deferred financing costs had yet to be amortized.

Investment Activity

Based on fair value as of December 31, 2014, our portfolio consisted of 100.0% of first-lien investments. We had investments in two portfolio companies with an aggregate fair value of $112.5 million resulting from the closing of the DL Bridge Credit Facility discussed above. Also on November 12, 2014, the Company sold through assignment $62.5 million of the Motor Coach Industries International, Inc. term loans at par reducing the par amount to $67.5 million. On November 18, 2014 the Company sold through assignment $15.0 million of the term loan for Angie’s List at par and assigned $6.250 million of the unfunded commitment reducing the par amount and unfunded commitment to $45.0 million and $18.750 million respectively.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of December 31, 2014:

As of December 31, 2014
Machinery	60.0%
Media	40.0%

Total	100.0%

Interest from investments was $1.463 million for the period from May 13, 2014 (Inception) to December 31, 2014.

Results of Operations

Our operating results for the period from May 13, 2014 (Inception) to December 31, 2014 were as follows:

($ in thousands)	For the period from May 13, 2014 (Inception) to December 31, 2014
Total investment income	$1,463
Net Expenses	5,102

Net investment loss	(3,639)
Net realized gain on investments	129
Net change in unrealized appreciation (depreciation) on investments	2,187

Net decrease in Members’ Capital from operations	$(1,323)

The investment income of $1,463 thousand is interest income from our investments earned for the period from May 13, 2014 (Inception) to December 31, 2014. Net expenses include an expense reimbursement by the Investment Adviser of $312 thousand related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

In addition to the discussion below, our critical accounting policies are further described in Note 2 to the financial statements. We consider these accounting policies to be deemed critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.”

Investments at Fair Value

Our investments held for which market quotes are readily available are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, based on the mean of the latest quoted bid and asked prices obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments which we hold for which market quotes are not readily available or market quotations are not considered reliable are valued at fair value by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy: Assets and liabilities are classified us based on valuation inputs used to determine fair value into three levels.

Level 1 values are based on unadjusted quoted market prices in active markets for identical assets.

Level 2 values are based on significant observable market inputs, such as quoted prices for similar assets and quoted prices in inactive markets or other market observable inputs.

Level 3 values are based on significant unobservable inputs that reflect our determination of assumptions that market participants might reasonably use in valuing the assets.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our President and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective, at a reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2014, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Our registration statement on Form 10, under “Item 5, Directors and Officers, Duties of Officers and Directors,” previously disclosed that our board of directors would primarily be responsible for the determination of the net asset value of the Common Units. However, consistent with the 1940 Act and the general practice in the BDC industry, our board of directors will not be determining our net asset value and, as stated in Item 13.4.1 of the Form 10, our board will be responsible for the determination (with the input of the Adviser, the audit committee of the Board, and an external, independent valuation firm retained by the Company) of the value of our assets for which market quotations are not readily available. The determination of the net asset value of the Common Units will be determined by us in conjunction with the preparation and filing with the SEC of this and future annual reports on Form 10-K and quarterly reports on Form 10-Q, including the annual audited and interim financial statements included therein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to a filing on Form 8-K filed on September 25, 2014)

10.2	Administration Agreement, dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to a filing on Form 10-Q filed on November 7, 2014)

10.4	Revolving Credit Agreement, dated September 22, 2014, by and between TCW DL Bridge, LLC and Natixis, New York Branch (incorporated by reference to Exhibit 10.4 to a filing on Form 10-Q filed on November 7, 2014)

10.5	Revolving Credit Note, dated September 22, 2014, by and between TCW DL Bridge, LLC and Natixis, New York Branch (incorporated by reference to Exhibit 10.5 to a filing on Form 10-Q filed on November 7, 2014)

10.6	Security Agreement, dated September 22, 2014, by and between TCW DL Bridge, LLC and Natixis, New York Branch (incorporated by reference to Exhibit 10.6 to a filing on Form 10-Q filed on November 7, 2014)

10.7	Acknowledgment and Undertaking Agreement, dated September 22, 2014 by TCW Direct Lending LLC (incorporated by reference to Exhibit 10.7 to a filing on Form 10-Q filed on November 7, 2014)

10.8	Form of Loan Sale Agreement (incorporated by reference to Exhibit 10.8 to a filing on Form 10-Q filed on November 7, 2014)

10.9	Revolving Credit Agreement, dated as of November 12, 2014, among TCW Direct Lending LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender. (incorporated by reference to Exhibit 10.9 to a filing on Form 8-K filed on November 18, 2014)

10.10	Amended and Restated Revolving Credit Agreement, dated as of December 22, 2014, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and lenders party thereto. (incorporated by reference to Exhibit 10.1 to a filing on Form 8-K filed on December 22, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Filed herewith

TCW Direct Lending LLC

Index to Financial Statements

Report of Independent Registered Public Accounting Firm - F-2

Schedule of Investments – F-3

Statement of Assets and Liabilities – F-4

Statement of Operations – F-5

Statement of Changes in Members’ Capital -F-6

Statement of Cash Flows – F-7

Notes to Financial Statements – F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

TCW Direct Lending LLC:

Los Angeles, California

We have audited the accompanying statement of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the schedule of investments, as of December 31, 2014, and the related statements of operations, changes in members’ capital, and cash flows for the period from May 13, 2014 (inception) to December 31, 2014, and the financial highlights for the period from September 19, 2014 (commencement of operations) to December 31, 2014. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian, or loan agents. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of TCW Direct Lending LLC as of December 31, 2014, the results of its operations, changes in its members’ capital, and its cash flows for the period from May 13, 2014 (inception) to December 31, 2014, and the financial highlights for the period from September 19, 2014 (commencement of operations) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA

March 27, 2015

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2014

		Acquisition		% of Net	Par	Maturity	Amortized
Industry	Issuer	Date	Investment	Assets	Amount	Date	Cost	Fair Value
	Non-Controlled/Non- Affiliated Investments

Machinery

	Motor Coach Industries International, Inc.	11/12/14	First Lien Term Loan A	80.5%	51,923,077	09/26/19	$50,913,802	$51,923,077

			8.00% (LIBOR + 7.50%, 0.50% Floor)

			First Lien Term Loan B	24.1%	15,576,923	09/26/19	15,274,141	15,576,923

			8.00% (LIBOR + 7.50%, 0.50% Floor)

				104.6%			66,187,943	67,500,000

Media
	Angie’s List, Inc. (1)	11/12/14	First Lien Term Loan	69.7%	45,000,000	09/26/19	44,125,295	45,000,000

			7.25% (LIBOR + 6.75%, 0.50% Floor)
	Total Non-Controlled/Non-Affiliated Investments—174.3%						$110,313,238	$112,500,000

	Liabilities in Excess of Other Assets (74.3%)							(47,971,826)

	Net Assets—100.0%							$64,528,174

(1)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $18,750,000, an interest rate of LIBOR plus 6.75%, LIBOR Floor 0.50%, and a maturity of September 26, 2019. This investment is accruing an unused commitment fee of 0.75% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of December 31, 2014.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Geographic Breakdown of Portfolio
Midwest	100%

United States	100%

See Notes to Financial Statements

TCW Direct Lending LLC

Statement of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

As of December 31, 2014
Assets
Portfolio of Investments at fair value (amortized cost of $110,313)	$112,500
Cash	6,967
Deferred financing costs	4,457
Prepaid offering costs	663
Interest receivable	629
Receivable from Investment Adviser	311
Capital call due from Members	100

Total Assets	$125,627

Liabilities
Credit facility payable	$55,000
Management fees payable	3,493
Initial organization expenses payable to affiliate	682
Offering costs payable to affiliate	663
Interest and credit facility expenses payable	656
Insurance payable	185
Directors’ fees payable	160
Audit and tax service fees payable	82
Sub-administrator, transfer agent and custody fees payable	79
Other accrued expenses and liabilities	99

Total Liabilities	$61,099

Commitments and Contingencies

Members’ Capital
Preferred units: (no units issued and outstanding)	$0
Common unitholders commitment: (8,240,510 units issued and outstanding)	824,051
Common unitholders undrawn commitment: (8,240,510 units issued and outstanding)	(758,200)
Accumulated net realized gain	129
Accumulated net investment loss	(3,639)
Net unrealized appreciation (depreciation) on investments	2,187

Members’ Capital	$64,528

Total Liabilities and Members’ Capital	$125,627

Net Asset Value Per Unit (accrual base) (Note 9)	$99.84

See Notes to Financial Statements

TCW Direct Lending LLC

Statement of Operations

(Dollar amounts in thousands)

For the period from May 13, 2014 (Inception) to December 31, 2014
Investment Income:
Interest income	$1,463

Expenses:
Management fees	3,493
Organization expense	666
Interest and credit facility expenses	634
Insurance expense	185
Directors’ fees	175
Sub-administrator, transfer agent and custody fees	79
Audit fees	75
Tax service fees	7
Other expenses	100

Total expenses	5,414
Expense reimbursed by the Investment Adviser	(312)

Net expenses	5,102

Net investment loss	$(3,639)

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	129
Net change in unrealized appreciation (depreciation) on investments	2,187

Net realized and unrealized gain (loss) on investments	$2,316

Net decrease in Members’ Capital from operations	$(1,323)

Loss per unit	$(0.16)

See Notes to Financial Statements

TCW Direct Lending LLC

Statement of Changes in Members’ Capital

(Dollar amounts in thousands)

For the period from May 13, 2014 (Inception) to December 31, 2014
Net Increase (Decrease) in Members’ Capital Resulting from Operations
Net investment loss	$(3,639)
Net realized gain on investments	129
Net change in unrealized appreciation (depreciation) on investments	2,187

Net Increase (Decrease) in Members’ Capital Resulting from Operations	$(1,323)
Increase (Decrease) in Members’ Capital Resulting from Capital Activity
Contributions	65,851

Total Increase in Members’ Capital	$64,528

Members’ Capital, beginning of period	0

Members’ Capital, end of period	$64,528

Accumulated net investment loss	$(3,639)

See Notes to Financial Statements

TCW Direct Lending LLC

Statement of Cash Flows

(Dollar amounts in thousands)

For the period from May 13, 2014 (Inception) to December 31, 2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(1,323)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(186,200)
Proceeds from sales of investments	76,088
Net realized (gain) loss on investments	(129)
Net change in unrealized (appreciation) depreciation on investments	(2,187)
Amortization of premium and accretion of discount, net	(72)
Amortization of deferred financing costs	209
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in prepaid offering costs	(663)
(Increase) decrease in interest receivable	(629)
(Increase) decrease in receivable from Investment Adviser	(311)
Increase (decrease) in management fees payable	3,493
Increase (decrease) in initial organizational expense payable to affiliate	682
Increase (decrease) in offering costs payable to affiliate	663
Increase (decrease) in interest and credit facility payable, net	41
Increase (decrease) in insurance payable	185
Increase (decrease) in directors’ fees payable	160
Increase (decrease) in audit and tax service fees payable	82
Increase (decrease) in sub-administrator, transfer agent and custody fees payable	79
Increase (decrease) in other accrued expenses and liabilities	99

Net cash used in operating activities	$(109,733)

Cash Flows from Financing Activities
Contributions from Members	65,851
Capital call due from Members	(100)
Deferred financing costs paid	(4,052)
Proceeds from credit facility	188,300
Repayments of credit facility	(133,300)

Net cash provided by financing activities	$116,699

Net increase in cash	$6,966
Cash, beginning of period	$—

Cash, end of period	$6,966

Supplemental and non-cash financing activities
Interest expense paid	$331
Accrued but unpaid deferred financing costs	$614
Accrued but unpaid offering costs	$663
Accrued but unpaid organizational costs	$682

See Notes to Financial Statements

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

1. Organization and Basis of Presentation

Organization: TCW Direct Lending LLC (the “Company”, “we”, “us”, and “our”), was formed as a Delaware corporation on March 20, 2014 and converted to a Delaware limited liability company on April 1, 2014. We are conducting a private offering of our limited liability company units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Company has engaged TCW Asset Management Company (“TAMCO”), an affiliate of The TCW Group, Inc. (“TCW”) to be its adviser (the “Adviser”). On May 13, 2014 (“Inception Date”), the Company sold and issued 10 Common Units at an aggregate purchase price of $1 to TAMCO.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We also intend to elect to be treated for U.S. federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) for the first taxable year in which we anticipate having significant net taxable income, and expect to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

Capital Commitments: On September 19, 2014 (the “Initial Closing Date”), the Company began accepting subscription agreements from investors for the private sale of its Common Units. As of December 31, 2014, subscription agreements with commitments (“Commitments”) from investors totaling $824,051 for the purchase of Common Units were accepted. Each Common Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

As of December 31, 2014, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company follow:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$824,051	$758,200	8%	8,240,510

Recallable Amounts: A Common Unitholder may be required to re-contribute amounts previously distributed equal to:

(a)	75% of the lesser of the principal amount or the cost portion of any Portfolio Investment that is fully repaid to or otherwise fully recouped by the Company in the form of cash proceeds, within one year of the Company’s investment, and

(b)	Distributions of amounts that were contributed in anticipation of a potential Portfolio Investment that the Company did not consummate within 90 days of the contribution date.

The amount recallable as of December 31, 2014 is zero.

Loan Purchase Agreement (a Related Party Transaction): The Company entered into an agreement, dated September 25, 2014 to acquire loan assets for a purchase price equal to the principal amount of the loans funded by the seller (net of any original issue discount (“OID”) and closing fees), plus all accrued and unpaid interest on the loans as of November 12, 2014 (the “Transfer Date”). The seller of the loan assets was TCW DL Bridge, LLC (“TCW Bridge”), an affiliate of the Advisor. For the period during which TCW Bridge held the loans, TCW Bridge was entitled to retain all interest payments received on the loans, but paid all costs associated with holding the loans. There was no change in the value of loan assets from September 25, 2014 through the Transfer Date.

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

On November 12, 2014, the Company acquired the following loan assets from TCW Bridge:

Issuer	Investment	Par Amount		Purchase Price	Counterparty
Angie’s List, Inc.	Term Loan 7.25% (LIBOR + 6.75%, 0.50% Floor, due 09/26/19)	$60,000	(1)	$58,800	TCW Bridge

Motor Coach Industries International, Inc.	Term Loan 8.00% (LIBOR + 7.50%, 0.50% Floor, due 09/26/19)	$100,000		$98,000	TCW Bridge

	Term Loan 8.00% (LIBOR + 7.50%, 0.50% Floor, due 09/26/19)	$30,000		$29,400	TCW Bridge

LIBOR – London Interbank Offered Rate, generally 1-Month or 3-Month

(1)	The Company had commitments of $18.75 million to fund additional investments in the portfolio company pursuant to the Loan Purchase Agreement between TCW Bridge and the Company. The change in unrealized appreciation (depreciation) on this commitment was zero as of the Transfer Date.

2. Significant Accounting Policies

Basis of Presentation: The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments, consisting solely of accruals considered necessary for the fair presentation of financial statements have been included.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates.

Investments: Investments in senior loans generate a fixed spread over floating base rates such as LIBOR or the U.S. Prime Rate. These floating base rates generally reset either monthly or quarterly.

Transactions: The Company records investment transactions on the trade date. The Company considers trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, as reported

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

in the Statement of Operations, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver are treated as a discount to the issuers’ term loan. In the event, there is a fee associated with a delayed draw that remains unfunded; the Company will recognize the fee as fee income immediately. Ongoing facility, commitment or other additional fees including, prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

Deferred Financing Costs: Through December 31, 2014, financing costs in the amount of $4,666 were incurred by the Company in connection with the revolving credit facility. Included in these costs are arrangement fees, upfront fees and legal fees. The Company is amortizing the financing costs on a straight-line basis over the term of the $500 million revolving credit facility described in Note 7.

Organization and Offering Costs: Costs incurred to organize the Company will be expensed as incurred. Offering costs will be accumulated and charged directly to Members’ Capital at the end of the period during which Common Units are being offered (the “Closing Period”). However, the Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to us through the Commitments of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period.

Cash: Cash is comprised of cash in bank.

Income Taxes: The Company is a C Corporation for the period-ended December 31, 2014, and intends to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2015. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

The Company generated a net loss in 2014 for tax purposes.

Recent Accounting Pronouncements: On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. The FASB’s focus during deliberations was largely on the investment management industry. The key amendments that are going to have significant impact on Company’s consolidation conclusion include:

•	Limited partnerships will be variable interest entities (VIEs), unless the limited partners have either substantive kick-out or participating rights. Although more partnerships will be VIEs, it is less likely that a general partner will consolidate a limited partnership.

•	The ASU changes the effect that fees paid to a decision maker or service provider that have on the consolidation analysis. Specifically, it is less likely that the fees themselves will be considered a variable interest, that an entity will be a VIE, or that consolidation will result.

•	The deferral of ASU 2009-17 for investments in certain investment funds has been eliminated. Therefore, investment managers, general partners, and investors in these investment funds will need to perform a drastically different consolidation evaluation.

•	For entities other than limited partnerships, the ASU clarifies how to determine whether the equity holders (as a group) have power over the entity (this will most likely result in a change to current practice). The clarification could affect whether the entity is a VIE.

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

ASU 2015-02 became effective for the Company on January 1, 2016. Early adoption is permitted. At this time, management is evaluating the ASU to determine whether it will impact the financial statement and whether to early adopt this ASU.

3. Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company for which market quotes are readily available are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, based on the mean of the latest quoted bid and asked prices obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments held by the Company for which market quotes are not readily available or market quotations are not considered reliable are valued at fair value by the Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy: Assets and liabilities are classified by the Company based on valuation inputs used to determine fair value into three levels.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized form sales or other dispositions of investments.

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	$—	$112,500	$112,500

Total Assets	$—	$—	$112,500	$112,500

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period ended December 31, 2014:

Investments
Balance, May 13, 2014 (Inception)	$—
Purchases	186,200
Sales	(76,088)
Amortization of discount/(premium)	72
Net realized gains (losses)	129
Net change in unrealized appreciation/ (depreciation)	2,187

Balance, December 31, 2014	$112,500
Change in net unrealized appreciation (depreciation) in investments held as of December 31, 2014	$2,187

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the period ended December 31, 2014 the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments.

Investment Type	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range	Weighted Average
Debt	$112,500	Income method	Weighted average cost of capital	7.8% - 10.1%	9.0%

			Shadow rating method	B to CCC+	NA

Valuation Process:

Oversight for determining fair value is the responsibility of the Board of Directors of the Company (with input from the Adviser, the audit committee and an external, independent valuation firm retained by the Company). The Company and the Adviser value the investments at fair value on a quarterly basis and whenever required by the Company’s operating agreement. The Company has engaged an external, independent valuation firm to assist the Board in determining the fair market value of the Company’s investments for which market quotations are not readily available.

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

The Company and its Adviser undertake a multi-step valuation process for investments whose market prices are not otherwise readily available. The valuation process begins with each investment being preliminarily valued by the Adviser. The Company’s external, independent valuation firm also values the investments and provides a valuation range. Based on its own valuation and a review of the external, independent valuation firm’s range and related documentation, the Adviser formulates and documents valuation recommendations. The Adviser provides its valuation recommendation for each investment to the Company’s audit committee, based on / along with the independent valuation report. After the Company’s audit committee reviews the valuation recommendations, the Board of Directors discusses the portfolio company and investment valuations with the Adviser and determines the fair value of these investments in good faith.

The Company uses all relevant factors in determining fair value including, without limitation, any of the following factors as may be deemed relevant by the Board: current financial position and current and historical operating results of the issuer; sales prices of recent public or private transactions in the same or similar securities, including transactions on any securities exchange on which such securities are listed or in the over-the-counter market; general level of interest rates; recent trading volume of the security; restrictions on transfer including the Company’s right, if any, to require registration of its securities by the issuer under the securities laws; any liquidation preference or other special feature or term of the security; significant recent events affecting the Portfolio Company, including any pending private placement, public offering, merger, or acquisition; the price paid by the Company to acquire the asset; the percentage of the issuer’s outstanding securities that is owned by the Company and all other factors affecting value.

4. Agreements and Related Party Transactions

On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Company’s board of directors (the “Board”) at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser will manage the Company’s day-to-day operations and provide investment advisory services to the Company. The Company will pay to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the Closing Period, and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period will be calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually funded. The actual payment of the Management Fee with respect to the Closing Period will not be made prior to the first day

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company will begin on the initial closing date and end on the earlier of (a) three years from the initial closing date and (b) the date on which the undrawn Commitment of each Common Unit has been reduced to zero. While the Management Fee will accrue from the initial closing date, the Adviser intends to defer payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by our investments.

For the period ended December 31, 2014 Management Fees incurred amounted to $3,493 of which $3,493 remained payable at December 31, 2014.

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

For the period ended December 31, 2014, no Incentive Fees were incurred.

Administration Agreement: On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) will oversee the maintenance of our financial records and otherwise assist on the Company’s compliance with regulations

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

applicable to a business development company under the Investment Company Act of 1940, as amended, and a regulated investment company under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, prepare reports to our unitholders, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provide us with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

Expenses from May 13, 2014 (inception) through the period ended December 31, 2014 consist of $666 of initial organization costs that the Company is required to reimburse the Adviser for in accordance with the Administration Agreement subject to the expense limitation in that agreement. Accumulated offering costs shown on the Company’s balance sheet as of December 31, 2014 were $663 and will be charged to Members’ Capital at the end of the Closing Period. The Company anticipates receiving commitments sufficient to allow for this reimbursement. In the event receipt of a formal commitment of external capital does not occur, all organization and offering expenses will be borne by the Adviser or its affiliates.

Affiliates: At December 31, 2014, TAMCO owned less than 0.00% of the outstanding units of the Company.

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2014 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Debt (commitment expiration September 2017)	$18,750	$0

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2014, management is not aware of any pending or threatened litigation.

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

6. Members’ Capital

As of December 31, 2014, the Company sold and issued 8,240,510 Common Units at an aggregate purchase price of $100 per unit. The Company has issued and committed units as follows:

For the period from May 13, 2014 (Inception) to December 31, 2014
Units at beginning of period	10
Units issued and committed	8,240,500

Units issued and committed at end of period	8,240,510

7. Credit Facility

On November 12, 2014, the Company entered into a new senior secured Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch, as administrative agent and committed lender (“Natixis”).

The Credit Agreement provides for up to $750 million of total lender commitments, with an initial commitment of $250 million which may be periodically increased in amounts designated by the Company, up to an aggregate amount of $750 million. The maturity date of the Credit Agreement is November 12, 2017, unless such date is extended at the Company’s option no more than 2 times for a term of up to twelve 12 months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70% or (b) adjusted eurodollar rate calculated in a customary manner plus 1.70%.

Also on November 12, 2014, the Company consummated two loan purchases pursuant to the Loan Sale Agreement between the Company and TCW Bridge. The revolving credit facility for TCW Bridge with Natixis has been repaid in full from the proceeds of those loan sales and the revolving credit facility for TCW Bridge has been terminated.

As of December 31, 2014, the commitment amount was $500,000 and $55,000 was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2014, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $4,666 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of December 31, 2014, $4,457 of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

The summary information regarding the Credit Facility for the period ended December 31, 2014 was as follows:

For the Period Ended December 31, 2014(1)
Borrowing interest expense	$334
Unused fees	72
Administrative fees	19
Amortization of financing costs	209

Total	$634

Weighted average interest rate	1.86%
Average outstanding balance	62,880

(1)	For the period from September 19, 2014 (Initial Closing Date) to December 31, 2014.

8. Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its common unitholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s common unitholders and will not be reflected in the consolidated financial statements of the Company. The company will be a C corporation (“C-Corp”) and file a tax return 1120 for 2014. The Company anticipates converting from a C-Corp to a RIC in 2015. There are no earnings and profits for 2014. Expected activity is interest income and amortized OID (less) organization and offering costs, management fees, interest expense and fund expenses resulting in a net loss for tax purposes in 2014. Built-in gains by a C-Corp transferred to a RIC are subject to tax. The company does not anticipate a tax on its built-in gains due its current net operating losses.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

As of December 31, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost were as follows:

December 31, 2014
Tax cost	$110,313
Gross unrealized appreciation	$2,187
Gross unrealized depreciation	$—
Net unrealized investment appreciation on investments	$2,187

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

The significant components of the net deferred tax assets and liabilities as of December 31, 2014 were as follows:

December 31, 2014
Deferred income tax assets:
Net operating loss	$1,080
Deferred organization costs	219

Subtotal deferred income tax assets	1,299
Less: Valuation allowance	(490)

Total deferred income tax assets	809

Deferred tax liability - unrealized appreciation	(809)

Deferred income tax assets - net	$—

The current and non-current portion of the deferred tax assets are $51 and $1,248 respectively. The deferred tax liabilities are all classified as non-current.

The Company has a net operation loss (“NOL”) carryforward of $1,080 which will expire over the next 20 years. The Company does not plan on being able to utilize this NOL carryforward and has recorded a corresponding valuation allowance.

9. Financial Highlights

Selected data for a unit outstanding throughout the period ended December 31, 2014 is below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

For the Period Ended December 31, 2014(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$100.00

Income from Investment Operations:
Net investment loss(2)	(0.44)
Net realized and unrealized gain (loss)	0.28

Total from investment operations	(0.16)
Less Distributions:
From net investment income	—
From net realized gains	—

Total distributions	—

Net Asset Value Per Unit (accrual base), End of Period	$99.84
Common Unitholder IRR(3)	N/A %

Common Unitholder Total Return (6)	-2.0%

Ratios and Supplemental Data
Members’ Capital, end of period	$64,528
Units outstanding, end of period	8,240,510

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

For the Period Ended December 31, 2014(1)
Ratios based on average net assets of Member’s Capital:
Ratio of total expenses to average net assets(4)	133.05%
Fees and expenses waived or reimbursed(5)	(8.41)%

Ratio of net expenses to average net assets(4)	124.64%
Ratio of interest expense to average net assets	17.11%
Ratio of net investment income (loss) before fee waiver to average net assets(4)	(93.53)%
Ratio of net investment income (loss) to average net assets(4)	(85.11)%
Credit facility payable	55,000
Asset coverage ratio	2.2
Portfolio turnover rate	61%

(1)	For the period from September 19, 2014 (Initial Closing Date) to December 31, 2014.
(2)	Per unit data was calculated using the number of common units issued and outstanding as of December 31, 2014.
(3)	IRR is not meaningful for this period. The Company will provide in future periods.
(4)	Annualized except for organizational costs.
(5)	Annualized.
(6)	The Total Return for the period ended December 31, 2014 was calculated by taking the net loss of the Company for the period divided by the contributions from the members during the period. The return is net of management fees and expenses.

10. Selected Quarterly Financial Data (Unaudited)

	Quarter End
	December 31, 2014	September 30, 2014
Total investment income	$1,463	$—
Total Investment Income per Unit	0.18	N.A
Net investment loss	(3,639)	—
Net Investment loss per Unit	(0.44)	N.A
Net realized and unrealized gain (loss)	2,316	—
Net realized and unrealized gain (loss) per Unit	0.28	N.A
Net increase (decrease) in net assets resulting from operations	(1,323)	—
Basic and Diluted Earnings (Loss) Per Unit	(0.16)	N.A
Net Asset Value per Common Unit (accrual base) at the end of quarter	$99.84	$100.00

TCW DIRECT LENDING LLC

Notes to Financial Statements

(Dollar amount in thousands, except unit data)

December 31, 2014

11. Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements are issued. There have been no subsequent events that require recognition or disclosure through the date the financial statement was available to be issued other than those described below.

On January 15, 2015, the Company entered into additional subscription agreements with certain investors for the subscription of 6,208,000 Common Units of the Company for an aggregate offering price of $620,800.

On March 19, 2015, the Company entered into additional subscription agreements with certain investors for the subscription of 5,686,188 Common Units of the Company for an aggregate offering price of $568,619.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 27, 2015	By:	/s/ Richard T. Miller
Richard T. Miller President

Date: March 27, 2015	By:	/s/ James G. Krause
James G. Krause Chief Financial Officer