Form 10-Q
period 2015-03-31
TCW Direct Lending LLC
filed 2015-05-15
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The number of the Registrant’s common units outstanding at May 15, 2015 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TCW Direct Lending LLC

Schedule of Investments

As of March 31, 2015

(Unaudited)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
Machinery
	Motor Coach Industries International, Inc.	11/12/14	First Lien Term Loan A - 8.00% (LIBOR + 7.50%, 0.50% Floor)	32.8%	51,598,558	09/26/19	50,647,798	51,598,558
			First Lien Term Loan B - 8.00% (LIBOR + 7.50%, 0.50% Floor)	9.9%	15,479,567	09/26/19	15,194,340	15,479,567

				42.7%			65,842,138	67,078,125

Media
	Angie’s List, Inc. (1)	11/12/14	First Lien Term Loan - 7.25% (LIBOR + 6.75%, 0.50% Floor)	28.7%	45,000,000	09/26/19	44,170,826	45,000,000

	Total Non-Controlled/Non-Affiliated Investments — 71.4%						$110,012,964	$112,078,125

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.01%			42.5%			$66,814,453	$66,814,453

	Total Investments — 113.9%						$176,827,417	$178,892,578

	Liabilities in Excess of Other Assets — (13.9%)							(21,834,851)

	Net Assets — 100.0%							$157,057,727

(1)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $18,750,000, an interest rate of LIBOR plus 6.75%, LIBOR Floor 0.50%, and a maturity of September 26, 2019. This investment is accruing an unused commitment fee of 0.75% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of March 31, 2015.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Geographic Breakdown of Portfolio
Midwest	100%

United States	100%

See notes to financial statements

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2014

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
Machinery
	Motor Coach Industries International, Inc.	11/12/14	First Lien Term Loan A - 8.00% (LIBOR + 7.50%, 0.50% Floor)	80.5%	51,923,077	09/26/19	50,913,802	51,923,077
			First Lien Term Loan B - 8.00% (LIBOR + 7.50%, 0.50% Floor)	24.1%	15,576,923	09/26/19	15,274,141	15,576,923

				104.6%			66,187,943	67,500,000

Media
	Angie’s List, Inc. (1)	11/12/14	First Lien Term Loan - 7.25% (LIBOR + 6.75%, 0.50% Floor)	69.7%	45,000,000	09/26/19	44,125,295	45,000,000

	Total Non-Controlled/Non-Affiliated Investments (174.3%)						$110,313,238	$112,500,000

	Liabilities in Excess of Other Assets (-74.3%)							(47,971,826)

	Net Assets (100.0%)							$64,528,174

(1)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $18,750,000, an interest rate of LIBOR plus 6.75%, LIBOR Floor 0.50%, and a maturity of September 26, 2019. This investment is accruing an unused commitment fee of 0.75% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of December 31, 2014.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Geographic Breakdown of Portfolio
Midwest	100%

United States	100%

See notes to financial statements

TCW Direct Lending LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2015 (unaudited)	As of December 31, 2014
Assets
Portfolio of Investments at fair value (amortized cost of $110,013 and $110,313, respectively)	$112,078	$112,500
Cash and cash equivalents	164,455	6,967
Deferred financing costs	4,091	4,457
Capital call due from Members	2,600	100
Prepaid offering costs	—	663
Interest receivable	585	629
Receivable from Investment Adviser	—	311
Prepaid and other assets	58	—

Total Assets	$283,867	$125,627

Liabilities
Credit facility payable	$110,000	$55,000
Management fees payable	16,086	3,493
Initial organization expenses payable to affiliate	—	682
Offering costs payable to affiliate	—	663
Interest and credit facility expenses payable	413	656
Sub-administrator, transfer agent and custody fees payable	209	79
Insurance payable	—	185
Directors’ fees payable	58	160
Audit and tax service fees payable	39	82
Distribution due to Members	4	—
Other accrued expenses and liabilities	—	99

Total Liabilities	$126,809	$61,099

Commitments and Contingencies (Note 5)

Members’ Capital
Preferred units: (no units issued and outstanding)	$—	$—
Common unitholders commitment: (20,134,698 and 8,240,510 units issued and outstanding, respectively)	2,013,470	824,051
Common unitholders undrawn commitment: (20,134,698 and 8,240,510 units issued and outstanding, respectively)	(1,842,324)	(758,200)
Accumulated net realized gain	137	129
Accumulated net investment loss	(16,290)	(3,639)
Net unrealized appreciation (depreciation) on investments	2,065	2,187

Members’ Capital	$157,058	$64,528

Total Liabilities and Members’ Capital	$283,867	$125,627

Net Asset Value Per Unit (accrual base) (Note 9)	$99.30	$99.84

See notes to financial statements

TCW Direct Lending LLC

Statement of Operations

(Dollar amounts in thousands, except unit data)

For the three months ended March 31, 2015 (unaudited)
Investment Income:
Interest income	$2,310

Expenses:
Management fees	12,593
Interest and credit facility expenses	1,061
Sub-administrator, transfer agent and custody fees	131
Insurance expense	80
Directors’ fees	75
Audit fees	30
Valuation fees	11
Tax service fees	3
Other expenses	2

Total expenses	13,986
Expense recaptured by the Investment Adviser	312

Net expenses	14,298

Net investment loss	$(11,988)

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	8
Net change in unrealized appreciation (depreciation) on investments	(122)

Net realized and unrealized gain (loss) on investments	$(114)

Net decrease in Members’ Capital from operations	$(12,102)

Basic and diluted:
Loss per unit	$(0.54)

See notes to financial statements

TCW Direct Lending LLC

Statement of Changes in Members’ Capital

(Dollar amounts in thousands)

For the three months ended March 31, 2015 (unaudited)
Net Increase (Decrease) in Members’ Capital Resulting from Operations
Net investment loss	$(11,988)
Net realized gain on investments	8
Net change in unrealized appreciation (depreciation) on investments	(122)

Net Increase (Decrease) in Members’ Capital Resulting from Operations	$(12,102)

Increase (Decrease) in Members’ Capital Resulting from Capital Activity
Contributions	105,295
Offering costs	(663)

Total Increase (Decrease) in Members’ Capital Resulting from Capital Activity	104,632

Total Increase in Members’ Capital	$92,530

Members’ Capital, beginning of period	64,528

Members’ Capital, end of period	$157,058

Accumulated net investment loss	$(16,290)

See notes to financial statements

TCW Direct Lending LLC

Statement of Cash Flows

(Dollar amounts in thousands)

For the three months ended March 31, 2015 (unaudited)
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(12,102)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Proceeds from sales and paydowns of investments	422
Net realized (gain) loss on investments	(8)
Net change in unrealized (appreciation) depreciation on investments	122
Amortization of premium and accretion of discount, net	(114)
Amortization of deferred financing costs	391
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in prepaid offering costs	663
(Increase) decrease in interest receivable	44
(Increase) decrease in receivable from Investment Adviser	311
(Increase) decrease in prepaid and other assets	(58)
Increase (decrease) in management fees payable	12,593
Increase (decrease) in initial organizational expense payable to affiliate	(682)
Increase (decrease) in offering costs payable to affiliate	(663)
Increase (decrease) in interest and credit facility payable, net	371
Increase (decrease) in insurance payable	(185)
Increase (decrease) in directors’ fees payable	(102)
Increase (decrease) in audit and tax service fees payable	(43)
Increase (decrease) in sub-administrator, transfer agent and custody fees payable	130
Increase (decrease) in other accrued expenses and liabilities	(99)

Net cash used in operating activities	$991

Cash Flows from Financing Activities
Contributions from Members	105,295
Capital call due from Members, net	(2,496)
Offering costs paid	(663)
Deferred financing costs paid	(639)
Proceeds from credit facility	55,000

Net cash provided by financing activities	$156,497

Net increase in cash	$157,488

Cash, beginning of period	$6,967

Cash, end of period	$164,455

Supplemental and non-cash financing activities
Interest expense paid	$260

See notes to financial statements

TCW DIRECT LENDING LLC

Notes to Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

March 31, 2015

1. Organization and Basis of Presentation

Organization: TCW Direct Lending LLC (the “Company” and “our”), was formed as a Delaware corporation on March 20, 2014 and converted to a Delaware limited liability company on April 1, 2014. We conducted a private offering of our limited liability company units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Company has engaged TCW Asset Management Company (“TAMCO”), an affiliate of The TCW Group, Inc. (“TCW”) to be its adviser (the “Adviser”). On May 13, 2014 (“Inception Date”), the Company sold and issued 10 Common Units at an aggregate purchase price of $1 to TAMCO.

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

Capital Commitments: On September 19, 2014 (the “Initial Closing Date”), the Company began accepting subscription agreements from investors for the private sale of its Common Units. On March 19, 2015 the Company completed its final private placement of its Common Units and as of March 31, 2015, subscription agreements with commitments (“Commitments”) from investors totaling $2,013,470 for the purchase of Common Units were accepted. Each Common Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

As of March 31, 2015, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company follow:

	Commitments	Unfunded Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$1,842,324	8%	20,134,698

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

The amount recallable as of March 31, 2015 is zero.

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

On November 12, 2014, the Company acquired the following loan assets from TCW Bridge.

Issuer	Investment	Par Amount		Purchase Price	Counterparty
Angie’s List, Inc.	Term Loan 7.25% (LIBOR + 6.75%, 0.50% Floor, due 09/26/19)	$60,000	(1)	$58,800	TCW Bridge
Motor Coach Industries International, Inc.	Term Loan 8.00% (LIBOR + 7.50%, 0.50% Floor, due 09/26/19)	$100,000		$98,000	TCW Bridge
	Term Loan 8.00% (LIBOR + 7.50%, 0.50% Floor, due 09/26/19)	$30,000		$29,400	TCW Bridge

LIBOR – London Interbank Offered Rate, generally 1-Month or 3-Month

(1)	The Company had commitments of $18,750 to fund additional investments in the portfolio company pursuant to the Loan Purchase Agreement between TCW Bridge and the Company. The change in unrealized appreciation (depreciation) on this commitment was zero as of the Transfer Date.

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

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, as reported in the Statement of Operations, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver are treated as a discount to the issuers’ term loan. In the event, there is a fee associated with a delayed draw that remains unfunded; the Company will recognize the fee as fee income immediately. Ongoing facility, commitment or other additional fees including, prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

Deferred Financing Costs: Through March 31, 2015, financing costs in the amount of $4,691 were incurred by the Company in connection with the revolving credit facility. Included in these costs are arrangement fees, upfront fees and legal fees. The Company is amortizing the financing costs on a straight-line basis over the term of the $500,000 revolving credit facility described in Note 7.

Organization and Offering Costs: Costs incurred to organize the Company will be expensed as incurred. Offering costs totaling $663 were accumulated and charged directly to Members’ Capital at the end of the period during which Common Units are being offered (the “Closing Period”). However, the Company will not bear more than an amount equal to 10 basis points of the aggregate capital commitments to us through the Commitments of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At March 31, 2015 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less.

Income Taxes: The Company was a C Corporation for the period-ended December 31, 2014, and has elected to be treated as a RIC under the Code for the taxable year ending December 31, 2015. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

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

ASU 2015-02 becomes effective for the Company on January 1, 2016. Early adoption is permitted. At this time, management is evaluating the ASU to determine whether it will impact the financial statement and whether to early adopt this ASU.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. At this time, management is evaluating the ASU to determine whether it will impact the financial statement and whether to early adopt this ASU.

3. Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, based on the mean of the latest quoted bid and asked prices obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments for which market quotes are not readily available or market quotations are not considered reliable are valued at fair value by the Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

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

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Registered Investment Companies, (Level1), include registered open-end investment companies that are valued based upon the reported net asset value of such investment.

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	—	$112,078	$112,078
Cash equivalents	66,814	—	—	66,814

Total Assets	$66,814	$—	$112,078	$178,892

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	$—	$112,500	$112,500

Total Assets	$—	$—	$112,500	$112,500

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2015:

Investments
Balance, December 31, 2014	$112,500
Purchases	—
Sales and paydowns of investments	(422)
Amortization of discount/(premium)	114
Net realized gains (losses)	8
Net change in unrealized appreciation/ (depreciation)	(122)

Balance, March 31, 2015	$112,078

Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2015
$(121,602)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2015 the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2015.

Investment Type	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$112,078	Income method	Weighted average cost of capital	7.4% - 9.7%	8.6%	Decrease

			Shadow rating method	B to CCC+	NA	Increase

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2014.

Investment Type	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$112,500	Income method	Weighted average cost of capital	7.8% - 10.1%	9.0%	Decrease

			Shadow rating method	B to CCC+	NA	Increase

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

4. Agreements and Related Party Transactions

On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Company’s board of directors (the “Board”) at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

For the three months ended March 31, 2015, Management Fees incurred amounted to $12,593 of which $16,086 remained payable at March 31, 2015 including $3,493 from 2014.

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

For the three months ended March 31, 2015 no Incentive Fees were incurred.

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

Affiliates: At March 31, 2015, TAMCO owned less than 0.00% of the outstanding units of the Company.

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) as of March 31, 2015 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Angie’s List, Inc. (commitment expiration September 2017)	$18,750	$0

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2014 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Angie’s List, Inc. (commitment expiration September 2017)	$18,750	$0

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2015, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

As of the three months ended March 31, 2015, the Company sold and issued 11,894,188 Common Units at an aggregate purchase price of $100 per unit. The Company has issued and committed units as follows:

For the three months ended March 31, 2015
Units at beginning of period	8,240,510
Units issued and committed	11,894,188

Units issued and committed at end of period	20,134,698

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

The Credit Agreement provides for up to $750,000 of total lender commitments, with an initial commitment of $250,000 which may be periodically increased in amounts designated by the Company, up to an aggregate amount of $750,000. The maturity date of the Credit Agreement is November 12, 2017, unless such date is extended at the Company’s option no more than 2 times for a term of up to twelve 12 months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70% or (b) adjusted eurodollar rate calculated in a customary manner plus 1.70%.

Also on November 12, 2014, the Company consummated two loan purchases pursuant to the Loan Sale Agreement between the Company and TCW Bridge. The revolving credit facility for TCW Bridge with Natixis has been repaid in full from the proceeds of those loan sales and the revolving credit facility for TCW Bridge has been terminated.

As of the three months ended March 31, 2015 and for the period ended December 31, 2014, the commitment amount was $500,000 and $500,000, respectively and $110,000 and $55,000 was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2015 and December 31, 2014, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $4,691 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of March 31, 2015 and December 31, 2014, $4,091 and $4,457, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2015 and December 31, 2014 was as follows:

	For the three months ended March 31, 2015	For the Period Ended December 31, 2014 (1)
Borrowing interest expense	$263	$334
Unused fees	388	72
Administrative fees	19	19
Amortization of financing costs	391	209

Total	$1,061	$634

Weighted average interest rate	1.87%	1.86%
Average outstanding balance	$56,222	$62,880

(1)	For the period from September 19, 2014 (Initial Closing Date) to December 31, 2014.

8. Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company intends to elect to be treated as a RIC under the Internal Revenue Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its common unitholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s common unitholders and will not be reflected in the consolidated financial statements of the Company. The company was a C corporation (“C-Corp”) and filed or will file a tax return 1120 for 2014. The Company anticipates converting from a C-Corp to a RIC in 2015. There were no earnings and profits for 2014. Expected activity is interest income and amortized OID (less) organization and offering costs, management fees, interest expense and fund expenses resulting in a net loss for tax purposes in 2014. Built-in gains by a C-Corp transferred to a RIC are subject to tax. The company does not anticipate a tax on its built-in gains due its current net operating losses.

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

As of March 31, 2015 and December 31, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost were as follows:

	March 31, 2015	December 31, 2014
Tax cost	$110,013	$110,313
Gross unrealized appreciation	$2,065	$2,187
Gross unrealized depreciation	$—	$—
Net unrealized appreciation on investments	$2,065	$2,187

The significant components of the net deferred tax assets and liabilities as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Deferred income tax assets:
Net operating loss	$1,080	$1,080
Deferred organization costs	219	219

Subtotal deferred income tax assets	1,299	1,299
Less: Valuation allowance	(490)	(490)

Total deferred income tax assets	809	809

Deferred tax liability - unrealized appreciation	(809)	(809)

Deferred income tax assets - net	$—	$—

The current and non-current portion of the deferred tax assets are $51 and $1,248 respectively for March 31, 2015 and December 31, 2014. The deferred tax liabilities are all classified as non-current.

The Company has a net operation loss (“NOL”) carryforward of $1,080 which will expire over the next 20 years. The Company does not plan on being able to utilize this NOL carryforward and has recorded a corresponding valuation allowance.

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2015 is below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

For the three months ended March 31, 2015
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.84

Net Increase in Common Unitholder NAV from Prior Year(1)	0.09

Income from Investment Operations:
Net investment loss(1)	(0.60)
Net realized and unrealized gain (loss)	(0.03)

Total from investment operations	(0.63)
Less Distributions:
From net investment income	—
From net realized gains	—

Total distributions	—

Net Asset Value Per Unit (accrual base), End of Period	$99.30
Common Unitholder IRR (3)	N/A

Common Unitholder Total Return (4)	-18.2%

Ratios and Supplemental Data
Members’ Capital, end of period	$157,058
Units outstanding, end of period	20,134,698

Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	16.48%
Expenses recaptured by Investment Adviser	.37%

Ratio of net expenses to average net assets	16.85%
Ratio of interest expense to average net assets	1.25%
Ratio of net investment income (loss) before expense recapture to average net assets	(13.76)%
Ratio of net investment income (loss) to average net assets	(14.13)%
Credit facility payable	110,000
Asset coverage ratio	2.4
Portfolio turnover rate	0%

(1)	Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.
(2)	Per unit data was calculated using the number of common units issued and outstanding as of March 31, 2015.
(3)	IRR is not meaningful for this period. The Company will provide in future periods.
(4)	The Total Return for the three months ended March 31, 2015 was calculated by taking the net loss of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.

10. Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements are issued. There have been no subsequent events that require recognition or disclosure through the date the financial statement was available to be issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report. All dollar amounts are presented in thousands.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	An economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being a public entity;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 27, 2015 and in this report.

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

Overview

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. We have filed an election to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated for U.S. federal income tax purposes as a RIC for the first taxable year in which it anticipates to have significant net taxable income, and expects to meet the minimum distribution and other requirements for RIC qualification and anticipate this will be 2015. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Each investor was required to enter into a subscription agreement in connection with its Commitment (a Subscription Agreement”). Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Unitholders. On March 19, 2015, TCW Direct Lending LLC (the “Company”) completed its final private placement by entering into additional subscription agreements with certain investors for the subscription of 5,686,188 Common Units of the Company for an aggregate offering price of $568,619. With this final closing, investors have entered into subscription agreements for 20,134,698 Common Units of the Company issued and outstanding representing a total of $2,013,470 of committed capital.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. We do not expect the Direct Lending Team to originate investments for us with PIK interest features, although, we may have investments with payment-in-kind (“PIK”) interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Accumulated offering costs of $663 were charged to Members’ Capital on the final closing date. The Company received commitments sufficient to allow for this reimbursement to the Adviser.

Operating expenses for the period from January 1, 2015 to March 31, 2015 were as follows:

For the three months ended March 31, 2015
Expenses
Management fees	$12,593
Interest and credit facility expenses	1,061
Sub-administrator, transfer agent and custody fees	131
Insurance expense	80
Directors’ fees	75
Audit fees	30
Valuation fees	11
Tax service fees	3
Other expenses	2

Total expenses	$13,986

Expense recaptured by the Investment Adviser	312

Net Expenses	$14,298

Our total operating expenses were $13,986 for the period from January 1, 2015 to March 31, 2015. Our operating expenses include management fees attributed to the Adviser of $12,593. Interest and credit facility fees of $1,061 were recorded related to the Natixis Credit Agreement and includes $391 of amortization of the deferred financing fees related to obtaining the Credit Agreement. Net expenses include an expense recapture by the Investment Adviser of $312 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net Investment Loss

Our net investment loss totaled $11,988 for the period from January 1, 2015 to March 31, 2015. The loss is attributable to the commencement of investment operations, management fees charged on new commitments and ongoing costs in the period.

Net Realized Gain on Investments

Our net realized gain on investments was $8 for the period from January 1, 2015 to March 31, 2015 resulting from the investments originated in the fourth quarter of 2014.

Net Change in Unrealized Appreciation (depreciation) on investments

For the period from January 1, 2015 to March 31, 2015, our net change in unrealized appreciation (depreciation) on investments totaled ($122) and resulted from investments originated in 2014.

Net Increase (Decrease) in Members’ Capital from Operations

Our net decrease in Members’ Capital from operations was ($12,102) for the period from January 1, 2015 to March 31, 2015 and resulted from the commencement of investment operations, management fees charged on new commitments and ongoing costs in the period.

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

As of March 31, 2015, aggregate Commitment, Undrawn Commitments and subscribed for Units of the Company are as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$1,842,324	8%	20,134,698

Natixis Credit Agreement

On November 12, 2014, TCW Direct Lending LLC (“TCW Direct”) entered into a new senior secured Revolving Credit Agreement (the “Credit Agreement”) among TCW Direct, as borrower, and Natixis, New York Branch, as administrative agent and committed lender (“Natixis”). Certain terms of the Credit Agreement are described below, and reference is made to the Credit Agreement for complete terms and conditions. A copy of the Credit Agreement is filed as Exhibit 10.9 to a Form 8-K filed on November 18, 2014.

The Credit Agreement provides for up to $750,000 of total lender commitments, with an initial commitment of $250,000. The Credit Agreement may be periodically increased in amounts designated by TCW Direct, up to an aggregate amount of $750,000. The maturity date of the Credit Agreement, is November 12, 2017, unless such date is extended, at TCW Direct’s option, no more than 2 times for a term of up to twelve 12 months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70% or (b) adjusted eurodollar rate calculated in a customary manner plus 1.70%.

As of the three months ended March 31, 2015 and for the period ended December 31, 2014, the commitment amount was $500,000 and $500,000, respectively and $110,000 and $55,000 was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2015 and December 31, 2014, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $4,666 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of March 31, 2015 and December 31, 2014, $4,091 and $4,457, respectively, of such prepaid deferred financing costs had yet to be amortized.

Investment Activity

Based on fair value as of March 31, 2015, our portfolio consisted of 100.0% of first-lien investments. We had investments in two portfolio companies with an aggregate fair value of $112,078 and $112,500 as of March 31, 2015 and December 31, 2014 respectively.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015	As of December 31, 2014
Machinery	59.8%	60.0%
Media	40.2%	40.0%

Total	100.0%	100.0%

Interest from investments was $2,310 for the period from January 1, 2015 to March 31, 2015.

Results of Operations

Our operating results for the period from January 1, 2015 to March 31, 2015 were as follows:

For three months ended March 31, 2015
Total investment income	$2,310
Net Expenses	14,298

Net investment loss	(11,988)
Net realized gain on investments	8
Net change in unrealized appreciation (depreciation) on investments	(122)

Net decrease in Members’ Capital from operations	$(12,102)

The investment income of $2,310 is interest income from our investments earned for the three months ended March 31, 2015. Net expenses include an expense recapture by the Investment Adviser of $312 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

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

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Registered Investment Companies, (Level1), include registered open-end investment companies that are valued based upon the reported net asset value of such investment.

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

Income Recognition

Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, as reported in the Statement of Operations, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver are treated as a discount to the issuers’ term loan. In the event, there is a fee associated with a delayed draw that remains unfunded; we will recognize the fee as fee income immediately. Ongoing facility, commitment or other additional fees including, prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

Income Taxes

We intend to elect to be treated as a RIC under the Code for the taxable year ending December 31, 2015. So long as we maintain our status as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributes at least annually to our Unitholders as dividends. Rather, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in the financial statements.

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2015 is as follows:

	March 31, 2015
	Total Facility Commitment	Borrowings Outstanding	Amount Available
Revolving Credit Agreement (1)	$500,000	$110,000	$390,000

Total Debt Obligations	$500,000	$110,000	$390,000

(1)	The amount available considers any limitations related to the debt facility borrowing. The facility has the ability to be increased up to $750,000 based on certain criteria.

The Company had the following unfunded commitments and unrealized gain/(loss) as of March 31, 2015 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Debt (commitment expiration September 2017)	$18,750	$0
Total Unfunded Commitments	$18,750	$0

Recent Developments

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

On September 19, 2014, the Company began accepting subscription agreements from investors for the private sale of its Common Units. The Company has continued to enter into subscription agreements since that date through the final closing date of March 19, 2015. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the unitholders. The issuance of the Common Units pursuant to these subscription agreements and any draw by the Company under the related commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

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

TCW DIRECT LENDING LLC

Date: May 15, 2015	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 15, 2015	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer