Form 10-Q
period 2015-06-30
TCW Direct Lending LLC
filed 2015-08-11
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of the Registrant’s common units outstanding at August 10, 2015 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TCW Direct Lending LLC

Schedule of Investments

As of June 30, 2015

(Unaudited)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	06/09/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	3.3%	15,000,000	07/01/19	$14,926,131	$15,000,000
Household Products
	Nice-Pak Products, Inc.	06/12/15	First Lien Term Loan - 7.00% (LIBOR + 6.00%, 1.00% Floor)	7.6%	35,000,000	06/12/20	34,480,460	35,000,000
Industrial - Conglomerate
	H-D Advanced Manufacturing Company (4)	06/30/15	First Lien Term Loan A -7.25% (LIBOR + 6.25%, 1.00% Floor)	31.6%	145,000,000	06/30/20	142,826,191	145,000,000
Metals and Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	23.9%	110,000,000	06/30/20	108,350,903	110,000,000
Textiles, Apparel and Luxury Goods
	Frontier Spinning Mills, Inc. (4)	05/19/15	First Lien Term Loan B - 7.75% (LIBOR + 6.75%, 1.00% Floor)	3.3%	14,930,769	04/30/20	14,784,742	14,930,769
Road and Rail
	Total Military Management, Inc. (1)	04/14/15	First Lien Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	25.8%	118,500,000	10/14/20	116,056,901	118,500,000

	Total Non-Controlled/Non-Affiliated Investments			95.5%			431,425,328	438,430,769

	Controlled/Affiliated Investments				Shares		Cost
Investment Funds & Vehicles	TCW Direct Lending Strategic Ventures LLC (2)(3)	06/05/15	Preferred membership interests	30.8%	140,515		140,515,000	141,442,397
			Common membership interests	0.0%	640		640,000	109,343

	Total Controlled/Affiliated Investments			30.8%			141,155,000	141,551,740

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.01%			43.5%			$200,000,000	$200,000,000

	Total Investments - 169.8%						$772,580,328	$779,982,509

	Liabilities in Excess of Other Assets — (69.8%)							(320,730,632)

	Net Assets — 100.0%							$459,251,877

(1)	Excluded from the investment above is a revolving credit facility commitment in an amount not to exceed $7,500,000, an interest rate of LIBOR plus 6.75%, LIBOR Floor 1.00%, and a maturity of April 14, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of June 30, 2015.
(2)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. On this basis, 84.7% of the Company’s total assets represented qualifying assets as of June 30, 2015.
(3)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.
(4)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Geographic Breakdown of Portfolio
Northeast	31.0%
South	69.0%

United States	100.0%

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2014

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
Machinery
	Motor Coach Industries International, Inc.	11/12/14	First Lien Term Loan A - 8.00% (LIBOR + 7.50%, 0.50% Floor)	80.5%	51,923,077	09/26/19	50,913,802	51,923,077
			First Lien Term Loan B - 8.00% (LIBOR + 7.50%, 0.50% Floor)	24.1%	15,576,923	09/26/19	15,274,141	15,576,923

				104.6%			66,187,943	67,500,000

Media
	Angie’s List, Inc. (1)	11/12/14	First Lien Term Loan - 7.25% (LIBOR + 6.75%, 0.50% Floor)	69.7%	45,000,000	09/26/19	44,125,295	45,000,000

	Total Non-Controlled/Non-Affiliated Investments (174.3%)						$110,313,238	$112,500,000

	Liabilities in Excess of Other Assets (-74.3%)							(47,971,826)

	Net Assets (100.0%)							$64,528,174

(1)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $18,750,000, an interest rate of LIBOR plus 6.75%, LIBOR Floor 0.50%, and a maturity of September 26, 2019. This investment is accruing an unused commitment fee of 0.75% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of December 31, 2014.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Geographic Breakdown of Portfolio
Midwest	100%

United States	100%

TCW Direct Lending LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30, 2015 (unaudited)	As of December 31, 2014
Assets

Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $431,425 and $110,313, respectively)	$438,431	$112,500
Controlled affiliated investments (cost of $141,155 and $0, respectively)	141,552	—
Cash and cash equivalents	332,956	6,967
Deferred financing costs	3,704	4,457
Capital call due from Members	—	100
Prepaid offering costs	—	663
Interest receivable	1,918	629
Receivable from Investment Adviser	—	311

Total Assets	$918,561	$125,627

Liabilities
Credit facility payable	$435,000	$55,000
Management fees payable	23,636	3,493
Initial organization expenses payable to affiliate	—	682
Offering costs payable to affiliate	—	663
Interest and credit facility expenses payable	339	656
Sub-administrator, transfer agent and custody fees payable	139	79
Insurance payable	—	185
Directors’ fees payable	108	160
Audit and tax service fees payable	41	82
Other accrued expenses and liabilities	46	99

Total Liabilities	$459,309	$61,099

Commitments and Contingencies (Note 5)

Members’ Capital
Preferred units: (no units issued and outstanding)	$—	$—
Common unitholders commitment: (20,134,698 and 8,240,510 units issued and outstanding, respectively)	2,013,470	824,051
Common unitholders undrawn commitment: (20,134,698 and 8,240,510 units issued and outstanding, respectively)	(1,542,317)	(758,200)
Accumulated net realized gain	2,124	129
Accumulated net investment loss	(21,428)	(3,639)
Net unrealized appreciation (depreciation) on investments	7,403	2,187

Members’ Capital	$459,252	$64,528

Total Liabilities and Members’ Capital	$918,561	$125,627

Net Asset Value Per Unit (accrual base) (Note 9)	$99.41	$99.84

See notes to financial statements

TCW Direct Lending LLC

Statements of Operations (unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Investment Income:
Interest income	$4,397	$6,707

Expenses:
Management fees	7,550	20,143
Interest and credit facility expenses	1,408	2,469
Sub-administrator, transfer agent and custody fees	135	266
Insurance expense	79	159
Directors’ fees	70	145
Audit fees	107	137
Legal fees	126	126
Valuation fees	34	45
Tax service fees	2	5
Other expenses	24	26

Total expenses	9,535	23,521
Expense recaptured by the Investment Adviser	—	312

Net expenses	9,535	23,833

Net investment loss	$(5,138)	$(17,126)

Net realized and unrealized gain (loss) on investments
Net realized gain on investments	1,987	1,995
Net change in unrealized appreciation from non-controlled/non-affiliated investments	4,941	4,819
Net change in unrealized appreciation from controlled affiliated investments	397	397

Net realized and unrealized gain (loss) on investments	$7,325	$7,211

Net increase (decrease) in Members’ Capital from operations	$2,187	$(9,915)

Basic and diluted:
Income (Loss) per unit	$0.11	$(0.52)

See notes to financial statements

TCW Direct Lending LLC

Statements of Changes in Members’ Capital (unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2015	For the period May 13, 2014 (Inception) to June 30, 2014
Net Increase (Decrease) in Members’ Capital Resulting from Operations
Net investment loss	$(17,126)	$—
Net realized gain on investments	1,995	—
Net change in unrealized appreciation (depreciation) on investments	5,216	—

Net Increase (Decrease) in Members’ Capital Resulting from Operations	(9,915)	—

Increase (Decrease) in Members’ Capital Resulting from Capital Activity
Contributions	405,302	1
Offering costs	(663)	—

Total Increase (Decrease) in Members’ Capital Resulting from Capital Activity	404,639	1

Total Increase in Members’ Capital	394,724	1

Members’ Capital, beginning of period	64,528	—

Members’ Capital, end of period	$459,252	$1

Accumulated net investment loss	$(21,428)	$—

See notes to financial statement

TCW Direct Lending LLC

Statements of Cash Flows (unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2015	For the period May 13, 2014 (Inception) to June 30, 2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(9,915)	$—
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(586,034)	—
Proceeds from sales and paydowns of investments	126,043	—

Net realized (gain) loss on investments	(1,995)	—
Net change in unrealized (appreciation) depreciation on investments	(5,216)	—
Amortization of premium and accretion of discount, net	(281)	—
Amortization of deferred financing costs	783	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in prepaid offering costs	663	—
(Increase) decrease in interest receivable	(1,289)	—
(Increase) decrease in receivable from Investment Adviser	311	—
Increase (decrease) in management fees payable	20,143	—
Increase (decrease) in initial organizational expense payable to affiliate	(682)	—
Increase (decrease) in offering costs payable to affiliate	(663)	—
Increase (decrease) in interest and credit facility expenses payable, net	297	—
Increase (decrease) in insurance payable	(185)	—
Increase (decrease) in directors’ fees payable	(52)	—
Increase (decrease) in audit and tax service fees payable	(41)	—
Increase (decrease) in sub-administrator, transfer agent and custody fees payable	60	—
Increase (decrease) in other accrued expenses and liabilities	(53)	—

Net cash used in operating activities	$(458,106)	$—

Cash Flows from Financing Activities
Contributions from Members	405,302	1
Capital call due from Members, net	100	—
Offering costs paid	(663)	—
Deferred financing costs paid	(644)	—
Proceeds from credit facility	429,000	—
Repayments of credit facility	(49,000)	—

Net cash provided by financing activities	$784,095	$1

Net increase in cash	$325,989	$1

Cash, beginning of period	$6,967	$—

Cash, end of period	$332,956	$1

Supplemental and non-cash financing activities
Interest expense paid	$924	$—
In-kind transfer of investments	$111,656	$—

See notes to financial statements

TCW DIRECT LENDING LLC

Notes to Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

June 30, 2015

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

Capital Commitments: On September 19, 2014 (the “Initial Closing Date”), the Company began accepting subscription agreements from investors for the private sale of its Common Units. On March 19, 2015 the Company completed its final private placement of its Common Units and as of June 30, 2015, subscription agreements with commitments (“Commitments”) from investors totaling $2,013,470 for the purchase of Common Units were accepted. Each Common Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

As of June 30, 2015, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company follow:

	Commitments	Unfunded Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$1,542,317	23%	20,134,698

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

The amount recallable as of June 30, 2015 is zero.

Investments Transferred In-Kind:

In partial satisfaction of its capital commitment to TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”), the Company transferred in-kind 100% of its investment interest in two loans with a fair market value of $111,656 to Strategic Ventures on June 3, 2015. Investments transferred include Motor Coach Industries International, Inc. term loan A and term loan B, outstanding par amount, on a combined basis of $66,656 and Angie’s List , Inc term loan, outstanding par amount of $45,000 and an unfunded delayed draw of $18,750.

The amount realized on the investment and corresponding in-kind transfer of $111,656 recognized by the Company equaled the fair value of such investments on the date of transfer.

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

2. Significant Accounting Policies

Basis of Presentation: The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-Q. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946” ). The unaudited financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Amounts as of December 31, 2014 included in the unaudited financial statements have been derived from the audited financial statements as of that date. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 30, 2015.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ materially from those estimates.

Investments: The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”), issued by FASB. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

Transactions: The Company records investment transactions on the trade date. The Company considers trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, as reported in the Statement of Operations, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver are treated as a discount to the issuers’ term loan. In the event there is a fee associated with a delayed draw that remains unfunded, the Company will recognize the fee as fee income immediately. Ongoing facility, commitment or other additional fees including, prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the revolving credit facility, including arrangement fees, upfront fees and legal fees, are amortizing on a straight-line basis over the term of the revolving credit facility.

Organization and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs totaling $663 were accumulated and charged directly to Members’ Capital at the end of the period during which Common Units were being offered (the “Closing Period”). However, the Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments to us through the Commitments of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At June 30, 2015 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

Equity investments in affiliated investment fund (TCW Direct Lending Strategic Ventures LLC), (Level 3) is valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdrawal from the fund is subject to restrictions.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	—	$438,431	$438,431
Investment Funds & Vehicles[1]	—	—	141,552	141,552
Cash equivalents	200,000	—	—	200,000

Total Assets	$200,000	$—	$579,983	$779,983

[1]	Includes equity investments in the TCW Direct Lending Strategic Ventures LLC

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	$—	$112,500	$112,500

Total Assets	$—	$—	$112,500	$112,500

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2015:

	Investment Funds & Vehicles	Debt	Total
Balance, March 31, 2015	$—	$112,078	$112,078
Purchases	154,629	431,405	586,034
Sales and paydowns of investments (1)	(13,474)	(112,147)	(125,621)
Amortization of discount/(premium)	—	167	167
Net realized gains (losses)	—	1,987	1,987
Net change in unrealized appreciation/ (depreciation)	397	4,941	5,338

Balance, June 30, 2015	$141,552	$438,431	$579,983

	Investment Funds & Vehicles	Debt	Total
Balance, December 31, 2014	$—	$112,500	$112,500
Purchases	154,629	431,405	586,034
Sales and paydowns of investments (1)	(13,474)	(112,569)	(126,043)
Amortization of discount/(premium)	—	281	281
Net realized gains (losses)	—	1,995	1,995
Net change in unrealized appreciation/ (depreciation)	397	4,819	5,216

Balance, June 30, 2015	$141,552	$438,431	$579,983

Change in net unrealized appreciation (depreciation) in investments held as of June 30, 2015	$397	$7,006	$7,403

(1)	Includes in-kind transfer of investments of $111,656.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2015 the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2015.

Investment Type	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$438,431	Income method	Weighted average cost of capital	5.7% - 11.0%	9.5%	Decrease

			Shadow rating method	B-to B+	N/A	Increase
Investment Funds & Vehicles	$141,552	Net Asset Value	Net Asset Value	$141,552	N/A	Increase

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

The Adviser undertakes a multi-step valuation process for investments whose market prices are not otherwise readily available. The valuation process begins with each investment being preliminarily valued by the Adviser. The Company’s external, independent valuation firm also values the investments and provides a valuation range. Based on its own valuation and a review of the external, independent valuation firm’s range and related documentation, the Adviser formulates and documents valuation recommendations. The Adviser provides its valuation recommendation for each investment to the Company’s audit committee, based on / along with the independent valuation report. After the Company’s audit committee reviews the valuation recommendations, the Board of Directors discusses the portfolio company and investment valuations with the Adviser and determines the fair value of these investments in good faith.

The Adviser uses all relevant factors in determining fair value including, without limitation, any of the following factors as may be deemed relevant by the Board: current financial position and current and historical operating results of the issuer; sales prices of recent public or private transactions in the same or similar securities, including transactions on any securities exchange on which such securities are listed or in the over-the-counter market; general level of interest rates; recent trading volume of the security; restrictions on transfer including the Company’s right, if any, to require registration of its securities by the issuer under the securities laws; any liquidation preference or other special feature or term of the security; significant recent events affecting the Portfolio Company, including any pending private placement, public offering, merger, or acquisition; the price paid by the Company to acquire the asset; the percentage of the issuer’s outstanding securities that is owned by the Company and all other factors affecting value.

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

For the three and six months ended June 30, 2015, Management Fees incurred amounted to $7,550 and $20,143 respectively, of which $23,636 remained payable at June 30, 2015 including $3,493 from 2014.

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

For the three and six months ended June 30, 2015 no Incentive Fees were incurred.

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

Direct Lending Strategic Ventures LLC

On June 5, 2015, the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P., entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures LLC (“TCW Strategic Ventures”). TCW Strategic Ventures will focus primarily on making senior secured floating rate loans to middle-market borrowers. The Agreement is effective June 5, 2015.

The Company’s capital commitment is $400,000, representing approximately 80% of the preferred and common equity ownership of TCW Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to TCW Strategic Ventures. TCW Strategic Ventures also entered into a $500,000 revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. TCW Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of TCW Strategic Ventures, the Company does not believe that it has control over TCW Strategic Ventures (other than for purposes of the Investment Company Act).

The Company’s investments in affiliated investments for the six months ended June 30, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2015	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$—	$154,629	$(13,474)	$397	$141,552	$—

Total Controlled Affiliates	$—	$154,629	$(13,474)	$397	$141,552	$—

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) as of June 30, 2015 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Total Military Management, Inc. (commitment expiration April 2020)	$7,500	$0

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $401,600. As of June 30, 2015, the Company’s unfunded commitment to Strategic Ventures is $260,445.

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2014 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Angie’s List, Inc. (commitment expiration September 2017)	$18,750	$0

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2015, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

As of the six months ended June 30, 2015, the Company sold and issued 11,894,188 Common Units at an aggregate purchase price of $100 per unit. The activity for the three and six months ended June 30, 2015 is as follows:

For the three months ended June 30, 2015
Units at beginning of period	20,134,698

Units issued and committed	0

Units issued and committed at end of period	20,134,698

For the six months ended June 30,2015
Units at beginning of period	8,240,510
Units issued and committed	11,894,188

Units issued and committed at end of period	20,134,698

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

As of June 30, 2015 and December 31, 2014, the commitment amounts were $500,000 and $500,000, respectively and the amounts outstanding under the credit facility were $435,000 and $55,000, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2015 and December 31, 2014, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $4,695 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of June 30, 2015 and December 31, 2014, $3,704 and $4,457, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2015 and December 31, 2014 was as follows:

	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the Period Ended December 31, 2014 (1)
Borrowing interest expense	$681	$944	$334
Unused fees	317	705	72
Administrative fees	18	37	19
Amortization of financing costs	392	783	209

Total	$1,408	$2,469	$634

Weighted average interest rate	1.89%	1.88%	1.86%
Average outstanding balance	$142,527	$99,613	$62,880

(1)	For the period from September 19, 2014 (Initial Closing Date) to December 31, 2014.

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

As of June 30, 2015 and December 31, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost were as follows:

	June 30, 2015	December 31, 2014
Tax cost	$572,583	$110,313
Gross unrealized appreciation	$7,402	$2,187
Gross unrealized depreciation	$—	$—
Net unrealized appreciation on investments	$7,402	$2,187

The significant components of the net deferred tax assets and liabilities as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Deferred income tax assets:
Net operating loss	$1,080	$1,080
Deferred organization costs	219	219

Subtotal deferred income tax assets	1,299	1,299
Less: Valuation allowance	(490)	(490)

Total deferred income tax assets	809	809
Deferred tax liability - unrealized appreciation	(809)	(809)

Deferred income tax assets - net	$—	$—

The current and non-current portion of the deferred tax assets are $51 and $1,248 respectively for June 30, 2015 and December 31, 2014. The deferred tax liabilities are all classified as non-current.

The Company has a net operation loss (“NOL”) carryforward of $1,080 which will expire over the next 20 years. The Company does not plan on being able to utilize this NOL carryforward and has recorded a corresponding valuation allowance.

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2015 is below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

For the six months ended June 30, 2015
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.84

Net Increase in Common Unitholder NAV from Prior Year(1)	0.09

Income from Investment Operations:
Net investment loss(2)	(0.88)
Net realized and unrealized gain (loss)	0.36

Total from investment operations	(0.52)
Less Distributions:
From net investment income	—
From net realized gains	—

Total distributions	—

Net Asset Value Per Unit (accrual base), End of Period	$99.41
Common Unitholder IRR (3)	N/A

Common Unitholder Total Return (4)	-7.1%

Ratios and Supplemental Data
Members’ Capital, end of period	$459,252
Units outstanding, end of period	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	14.87%
Expenses recaptured by Investment Adviser	.20%

Ratio of net expenses to average net assets	15.07%
Ratio of financing costs to average net assets	1.56%
Ratio of net investment income (loss) before expense recapture to average net assets	(10.63)%
Ratio of net investment income (loss) to average net assets	(10.83)%
Credit facility payable	435,000
Asset coverage ratio	2.1
Portfolio turnover rate	64%

(1)	Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.
(2)	Per unit data was calculated using the number of common units issued and outstanding as of June 30, 2015.
(3)	IRR is not meaningful for this period. The Company will provide in future periods.
(4)	The Total Return for the six months ended June 30, 2015 was calculated by taking the net loss of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.

10. Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements are issued. On July 1, 2015 the Company modified the revolving credit facility with Natixis with a Second Amended and Restated Revolving Credit Agreement that increased the commitment amount from $500,000 to the full commitment amount of $750,000.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	An economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a significant portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being a public entity;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 27, 2015 and in this report.

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

Each investor was required to enter into a subscription agreement in connection with its Commitment (a “Subscription Agreement”). Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Unitholders. Investors have entered into subscription agreements for 20,134,698 Common Units of the Company issued and outstanding representing a total of $2,013,470 of committed capital.

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

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We may also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners through indirect investments in portfolio companies through a joint venture vehicle, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

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

Operating expenses for the three and six months ended June 30, 2015 were as follows:

	For the three months ended June 30, 2015 (unaudited)	For the six months ended June 30, 2015 (unaudited)
Expenses
Management fees	$7,550	$20,143
Interest and credit facility expenses	1,408	2,469
Sub-administrator, transfer agent and custody fees	135	266
Insurance expense	79	159
Directors’ fees	70	145
Audit fees	107	137
Legal fees	126	126
Valuation fees	34	45
Tax service fees	2	5
Other expenses	23	25

Total expenses	$9,534	$23,520

Expense recaptured by the Investment Adviser	0	312

Net Expenses	$9,534	$23,832

Our total operating expenses were $9,534 for the three months ended June 30, 2015. Our operating expenses include management fees attributed to the Adviser of $7,550 for the three months ended June, 30 2015. Interest and credit facility fees of $1,408 were recorded related to the Natixis Credit Agreement for the three months ended June 30, 2014. The Interest and credit facility expense for the three months ended June 30, 2015 includes $392 of amortization of the deferred financing fees related to obtaining the Credit Agreement.

Our total operating expenses were $23,520 for the six months ended June 30, 2015. Our operating expenses include management fees attributed to the Adviser of $20,143. Interest and credit facility fees of $2,469 were recorded related to the Natixis Credit Agreement and includes $783 of amortization of the deferred financing fees related to obtaining the Credit Agreement. Net expenses include an expense recapture by the Investment Adviser of $312 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net Investment Loss

Our net investment loss for the three months ended June 30, 2015 was $5,137. The loss is attributable to the commencement of investment operations, and ongoing costs in the period.

Our net investment loss totaled $17,125 for the six months ended June 30, 2015. The loss is attributable to the commencement of investment operations, and ongoing costs in the period.

Net Realized Gain on Investments

Our net realized gain on investments for the three months ended June 30, 2015 was $1,987. The gain was primarily related to the transfer of investments (see Investment Activity) to TCW Direct Lending Strategic Ventures LLC and corresponding realization of origination fees from the investments transferred.

Our net realized gain on investments for the six months ended June 30, 2015 was $1,995. The gain was primarily related to the transfer of investments (see Investment Activity) to TCW Direct Lending Strategic Ventures LLC and corresponding realization of origination fees from the investments transferred.

Net Change in Unrealized Appreciation (depreciation) on investments

For the three months ended June 30, 2015, our net change in unrealized appreciation (depreciation) on investments totaled $5,337 and resulted from investments originated in 2014 and 2015.

Our net unrealized appreciation (depreciation) for the six months ended June 30, 2015 was $5,215 and resulted from investments originated in 2014 and 2015.

Net Increase (Decrease) in Members’ Capital from Operations

Our net increase in Members’ Capital from operations for the three months ended June 30, 2015 was $2,187. This resulted from the loan originated in the quarter and further commencement of investment operations.

For the six months ended June 30, 2015 our net decrease in Members’ Capital from operations was $9,915 resulting from the commencement of investment operations, management fees charged on new commitments and ongoing costs in the period.

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

As of June 30, 2015, aggregate Commitment, Undrawn Commitments and subscribed for Units of the Company are as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$1,542,317	23%	20,134,698

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

As of June 30, 2015 and December 31, 2014, the commitment amounts were $500,000 and $500,000, respectively and the amounts outstanding under the credit facility were $435,000 and $55,000, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2015 and December 31, 2014, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $4,695 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of June 30, 2015 and December 31, 2014, $3,704 and $4,457, respectively, of such prepaid deferred financing costs had yet to be amortized.

Investment Activity

Based on fair value as of June 30, 2015, our non-controlled/non-affiliated portfolio consisted of 100.0% of first-lien investments. We had investments in six portfolio companies and one investment fund with an aggregate fair values of $579,983 and $112,500 as of June 30, 2015 and December 31, 2014 respectively.

For the three months ended June 30, 2015 we originated six new loans with an aggregate fair value of $438,431and transferred two loans to TCW Direct Lending Strategic Ventures LLC (described below).

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total non-controlled/non-affiliated investments assets in industries as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Diversified Consumer Services	8.0%	0.0%
Household Products	33.1%	0.0%
Industrial - Conglomerate	0.0%	0.0%
Machinery	3.4%	60.0%
Media	27.0%	40.0%
Metals and Mining	0.0%	0.0%
Textiles, Apparel and Luxury Goods	25.1%	0.0%
Road and Rail	3.4%	0.0%

Total	100.0%	100.0%

Interest from investments was $4,397 and $6,707 three months and six months ended June 30, 2015, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2015were as follows:

	For the three months ended June 30, 2015 (unaudited)	For the six months ended June 30, 2015 (unaudited)
Total investment income	$4,397	$6,707
Net Expenses	9,535	23,833

Net investment loss	(5,138)	(17,126)
Net realized gain on investments	1,987	1,995
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	4,941	4,819
Net change in unrealized appreciation (depreciation) from controlled affiliated investments	397	397

Net decrease in net assets from operations	$2,187	$(9,915)

The investment income of $4,397and $6,707 is interest income from our investments earned for the three and six months ended June 30, 2015 respectively.

Direct Lending Strategic Ventures LLC

On June 5, 2015, the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P., entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures LLC (“TCW Strategic Ventures”). TCW Strategic Ventures will focus primarily on making senior secured floating rate loans to middle-market borrowers. The Agreement is effective June 5, 2015.

The Company’s capital commitment is $400,000, representing approximately 80% of the preferred and common equity ownership of TCW Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to TCW Strategic Ventures. TCW Strategic Ventures also entered into a $500,000 revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. TCW Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of TCW Strategic Ventures, the Company does not believe that it has control over TCW Strategic Ventures (other than for purposes of the Investment Company Act).

The Company’s investments in affiliated investments for the six months ended June 30, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2015	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$—	$154,629	$(13,474)	$397	$141,552	$—

Total Controlled Affiliates	$—	$154,629	$(13,474)	$397	$141,552	$—

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

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

Equity investments in affiliated investment fund (TCW Direct Lending Strategic Ventures LLC), (Level 3) is valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdrawal from the fund is subject to restrictions.

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

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2015 is as follows:

	Total Facility Commitment	Borrowings Outstanding	Amount Available
Revolving Credit Agreement (1)	$500,000	$435,000	$65,000

Total Debt Obligations	$500,000	$435,000	$65,000

(1)	The amount available considers any limitations related to the debt facility borrowing. The facility has the ability to be increased up to $750,000 based on certain criteria.

The Company had the following unfunded commitments and unrealized gain/(loss) as of June 30, 2015 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Total Military Management, Inc. (commitment expiration April 2020)	$7,500	$0

Recent Developments

On July 1, 2015 the Company modified the revolving credit facility with Natixis with a Second Amended and Restated Revolving Credit Agreement that increased the commitment amount from $500,000 to the full commitment amount of $750,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2015, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2015, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 100.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our June 30, 2015 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$17,538	$13,231	$4,307
Up 200 basis points	10,770	8,820	1,949
Up 100 basis points	3,574	4,410	(837)
Down 100+ basis points	0	0	0

Item 4.	Controls and Procedures

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Final Form of Amended and Restated Limited Liability Company Agreement of TCW Direct Lending Strategic Ventures LLC (incorporated by reference to Exhibit 10.1 to a filing on Form 8-K filed on June 5, 2015)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC from June 5, 2015 (Inception) to June 30, 2015 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 10, 2015	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 10, 2015	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer