Form 10-Q
period 2015-09-30
TCW Direct Lending LLC
filed 2015-11-10
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of the Registrant’s common units outstanding at November 9, 2015 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Schedules of Investments as of September 30, 2015 (Unaudited) and December 31, 2014	2

	Statements of Assets and Liabilities as of September 30, 2015 (Unaudited) and December 31, 2014	4

	Statements of Operations for the three and nine months ended September 30, 2015 (Unaudited)	5

	Statements of Changes in Members’ Capital for the nine months ended September 30, 2015 (Unaudited) and May 13, 2014 (Inception) to September 30, 2014 (Unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2015 (Unaudited) and May 13, 2014 (Inception) to September 30, 2014 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION	28

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TCW Direct Lending LLC

Schedule of Investments

As of September 30, 2015

(Unaudited)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

	Non-Controlled/Non-Affiliated Investments
Household Durables
	Cedar Electronics Holdings Corp.	07/01/15	First Lien Term Loan - 6.50% (LIBOR + 6.00%, 0.50% Floor)	5.9%	33,040,000	06/26/20	$32,303,183	$33,040,000

	Cedar Electronics Holdings Corp. (1)	07/01/15	First Lien - Revolver - 7.25% (Prime + 4.00%, 3.25% Floor)	0.7%	3,600,000	06/26/20	3,600,000	3,600,000

				6.6%	36,640,000		35,903,183	36,640,000

	Revere Industries, LLC.	08/20/15	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	8.0%	44,718,750	08/20/19	43,632,920	44,718,750

				14.6%	81,358,750		79,536,103	81,358,750

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	06/09/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	2.6%	14,741,667	07/01/19	14,673,642	14,741,667

Health Care Providers & Services
	Help At Home, Inc. (2)	08/03/15	First Lien Term Loan B - 9.75% (Prime+ 6.50%, 3.25% Floor)	7.7%	43,243,243	08/03/22	42,754,794	43,243,243

	Help At Home, Inc. (3)	08/03/15	First Lien - Revolver - 9.75% (Prime + 6.50%, 3.25% Floor)	0.3%	1,351,351	08/03/20	1,351,351	1,351,351

				8.0%	44,594,594		44,106,145	44,594,594

Industrial -Conglomerates
	H-D Advanced Manufacturing Company (2)	06/30/15	First Lien Term Loan A - 7.25% (LIBOR + 6.25%, 1.00% Floor)	25.8%	144,295,956	06/30/20	142,244,572	144,295,956

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	16.1%	89,775,000	06/30/20	88,496,922	89,775,000

Road & Rail
	Total Military Management, Inc. (4)	04/14/15	First Lien Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	21.0%	117,000,000	10/14/20	114,677,383	117,000,000

Textiles, Apparel, & Luxury Goods
	Frontier Spinning Mills, Inc. (2)	05/19/15	First Lien Term Loan B - 7.75% (LIBOR + 6.75%, 1.00% Floor)	2.6%	14,723,077	04/30/20	14,586,003	14,723,077

	Total Non-Controlled/Non-Affiliated Investments			90.7%			498,320,770	506,489,044

					Shares		Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles	TCW Direct Lending Strategic Ventures LLC (5)(6)	06/05/15	Preferred membership interests	28.7%	156,090		156,090,200	160,142,444

			Common membership interests	0.0%	640		640,000	2,308

	Total Controlled/Affiliated Investments			28.7%			156,730,200	160,144,752

	Cash Equivalents

	Blackrock Liquidity Funds, Yield 0.01%			42.7%			$238,753,767	$238,753,767

	Total Investments — 162.1%						$893,804,737	$905,387,563

	Liabilities in Excess of Other Assets — (62.1%)							(346,703,057)

	Net Assets — 100.0%							$558,684,506

(1)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $2,160,000, and an interest rate at the option of the borrower of Prime (Prime + 4.00%, 3.25% floor) or LIBOR (LIBOR + 6.00%, 0.50% floor), and a maturity of June 26, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of September 30, 2015.
(2)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(3)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $5,405,405, and an interest rate at the option of the borrower of Prime (Prime + 6.50%, 3.25% floor) or LIBOR (LIBOR + 7.50%, 1.00% floor), and a maturity of August 3, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of September 30, 2015.
(4)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $7,500,000, an interest rate of LIBOR plus 6.75%, LIBOR Floor 1.00%, and a maturity of April 14, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of September 30, 2015.
(5)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(6)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Country Breakdown of Portfolio
United States	100.0%

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2014

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
Machinery
	Motor Coach Industries International, Inc.	11/12/14	First Lien Term Loan A - 8.00% (LIBOR + 7.50%, 0.50% Floor)	80.5%	51,923,077	09/26/19	50,913,802	51,923,077
			First Lien Term Loan B - 8.00% (LIBOR + 7.50%, 0.50% Floor)	24.1%	15,576,923	09/26/19	15,274,141	15,576,923

				104.6%			66,187,943	67,500,000

Media
	Angie’s List, Inc. (1)	11/12/14	First Lien Term Loan - 7.25% (LIBOR + 6.75%, 0.50% Floor)	69.7%	45,000,000	09/26/19	44,125,295	45,000,000

	Total Non-Controlled/Non-Affiliated Investments (174.3%)						$110,313,238	$112,500,000

	Liabilities in Excess of Other Assets (-74.3%)							(47,971,826)

	Net Assets (100.0%)							$64,528,174

(1)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $18,750,000, an interest rate of LIBOR plus 6.75%, LIBOR Floor 0.50%, and a maturity of September 26, 2019. This investment is accruing an unused commitment fee of 0.75% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of December 31, 2014.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Geographic Breakdown of Portfolio
United States	100%

TCW Direct Lending LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30, 2015 (unaudited)	As of December 31, 2014
Assets

Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $498,321 and $110,313, respectively)	$506,489	$112,500
Controlled affiliated investments (cost of $156,730 and $0, respectively)	160,145	—
Cash and cash equivalents	248,425	6,967
Deferred financing costs	4,973	4,457
Capital call due from Members	82	100
Prepaid offering costs	—	663
Interest receivable	4,629	629
Receivable from Investment Adviser	—	311
Prepaid and other assets	247	—

Total Assets	$924,990	$125,627

Liabilities
Credit facility payable	$334,000	$55,000
Management fees payable	31,270	3,493
Initial organization expenses payable to affiliate	—	682
Offering costs payable to affiliate	—	663
Interest and credit facility expenses payable	497	656
Directors’ fees payable	169	160
Other accrued expenses and liabilities	369	445

Total Liabilities	$366,305	$61,099

Commitments and Contingencies (Note 5)

Members’ Capital
Preferred units: (no units issued and outstanding)	$—	$—
Common unitholders commitment: (20,134,698 and 8,240,510 units issued and outstanding, respectively)	2,013,470	824,051
Common unitholders undrawn commitment: (20,134,698 and 8,240,510 units issued and outstanding, respectively)	(1,447,684)	(758,200)
Accumulated net realized gain	2,436	129
Accumulated net investment loss	(21,120)	(3,639)
Net unrealized appreciation (depreciation) on investments	11,583	2,187

Members’ Capital	$558,685	$64,528

Total Liabilities and Members’ Capital	$924,990	$125,627

Net Asset Value Per Unit (accrual basis) (Note 9)	$99.65	$99.84

See notes to financial statements

TCW Direct Lending LLC

Statements of Operations (unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Investment Income:
Interest income	$10,702	$17,409

Expenses:
Management fees	7,634	27,777
Interest and credit facility expenses	1,917	4,386
Administrative fees	218	484
Professional fees	273	586
Directors’ fees	71	216
Other expenses	91	276

Total expenses	10,204	33,725
Expense recaptured by the Investment Adviser	—	312

Net expenses	10,204	34,037

Net investment income (loss)	$498	$(16,628)

Net realized and unrealized gain on investments
Net realized gain on investments	312	2,307
Net change in unrealized appreciation from non-controlled/non-affiliated investments	1,162	5,981

Net change in unrealized appreciation from controlled affiliated investments	3,018	3,415

Net realized and unrealized gain on investments	$4,492	$11,703

Net increase (decrease) in Members’ Capital from operations	$4,990	$(4,925)

Basic and diluted:
Income (Loss) per unit	$0.15	$(0.28)

See notes to financial statements

TCW Direct Lending LLC

Statements of Changes in Members’ Capital (unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30, 2015	For the period May 13, 2014 (Inception) to September 30, 2014

Net Increase (Decrease) in Members’ Capital Resulting from Operations
Net investment loss	$(16,628)	$—
Net realized gain on investments	2,307	—
Net change in unrealized appreciation (depreciation) on investments	9,396	—

Net Increase (Decrease) in Members’ Capital Resulting from Operations	(4,925)	—

Increase (Decrease) in Members’ Capital Resulting from Capital Activity
Contributions	499,935	1
Offering costs	(853)	—

Total Increase in Members’ Capital Resulting from Capital Activity	499,082	1

Total Increase in Members’ Capital	494,157	1

Members’ Capital, beginning of period	64,528	—

Members’ Capital, end of period	$558,685	$1

Accumulated net investment loss	$(21,120)	$—

See notes to financial statement

TCW Direct Lending LLC

Statements of Cash Flows (unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30, 2015	For the period May 13, 2014 (Inception) to September 30, 2014

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(4,925)	$—
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments (1)	(757,868)	—
Proceeds from sales and paydowns of investments (1)	216,094	—
Net realized (gain) loss on investments	(2,307)	—
Net change in unrealized (appreciation) depreciation on investments	(9,396)	—
Amortization of premium and accretion of discount, net	(657)	—
Amortization of deferred financing costs	1,233	—
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in prepaid offering costs	663	—
(Increase) decrease in interest receivable	(4,000)	—
(Increase) decrease in receivable from Investment Adviser	311	—
(Increase) decrease in prepaid and other assets	(247)	—
Increase (decrease) in management fees payable	27,777	—
Increase (decrease) in initial organizational expense payable to affiliate	(682)	—
Increase (decrease) in offering costs payable to affiliate	(663)	—
Increase (decrease) in interest and credit facility expense payable	455	—
Increase (decrease) in directors’ fees payable	9	—
Increase (decrease) in other accrued expenses and liabilities	(76)	—
Net cash used in operating activities	$(534,279)	$—

Cash Flows from Financing Activities
Contributions from Members	499,935	1
Capital call due from Members, net	18	—
Offering costs paid	(853)	—
Deferred financing costs paid	(2,363)	—
Proceeds from credit facility	623,000	—
Repayments of credit facility	(344,000)	—
Net cash provided by financing activities	$775,737	$1
Net increase in cash	$241,458	$1
Cash, beginning of period	$6,967	$—
Cash, end of period	$248,425	$1

Supplemental and non-cash financing activities
Interest expense paid	$1,899	$—
(1) Includes in-kind transfer of investments	$111,656

See notes to financial statements

TCW DIRECT LENDING LLC

Notes to Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

September 30, 2015

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

Capital Commitments: On September 19, 2014 (the “Initial Closing Date”), the Company began accepting subscription agreements from investors for the private sale of its Common Units. On March 19, 2015 the Company completed its final private placement of its Common Units and subscription agreements with commitments (“Commitments”) from investors totaling $2,013,470 for the purchase of Common Units were accepted. Each Common Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

As of September 30, 2015, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company follow:

	Commitments	Unfunded Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$1,447,684	28.1%	20,134,698

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

The amount recallable as of September 30, 2015 is zero.

Investments Transferred In-Kind:

In partial satisfaction of its capital commitment to TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”), the Company transferred in-kind 100% of its investment interest in two loans with a fair market value of $111,656 to Strategic Ventures on June 3, 2015. Investments transferred include Motor Coach Industries International, Inc. term loan A and term loan B, outstanding par amount, on a combined basis of $66,656 and Angie’s List, Inc. term loan, outstanding par amount of $45,000 and an unfunded delayed draw of $18,750.

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

2. Significant Accounting Policies

Basis of Presentation: The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-Q. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The unaudited financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year. Certain amounts have been reclassified in prior period financial statements to conform to the current presentation.

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

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, as reported in the Statement of Operations, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver are treated as a discount to the issuers’ term loan. In the event there is a fee associated with a delayed draw that remains unfunded, the Company will recognize the fee as fee income immediately. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the revolving credit facility, including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the revolving credit facility.

Organization and Offering Costs: Costs incurred to organize the Company are expensed as incurred. Offering costs totaling $853 were accumulated and charged directly to Members’ Capital after the end of the period during which Common Units were offered (the “Closing Period”). The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments of the Company for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At September 30, 2015 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

Recent Accounting Pronouncements: On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. The FASB’s focus during deliberations was largely on the investment management industry. The key amendments that are going to have significant impact on Company’s consolidation conclusion include:

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. At this time, management is evaluating the ASU to determine whether it will impact the financial statements and whether to early adopt this ASU.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on the financial statements.

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

Equity investments in affiliated investment fund (Strategic Ventures), (Level 3) is valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	—	$506,489	$506,489
Investment Funds & Vehicles[1]	—	—	160,145	160,145
Cash equivalents	238,754	—	—	238,754

Total Assets	$238,754	$—	$666,634	$905,388

[1]	Includes equity investments in Strategic Ventures

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	$—	$112,500	$112,500

Total Assets	$—	$—	$112,500	$112,500

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2015:

	Investment Funds & Vehicles	Debt	Total
Balance, June 30, 2015	$141,552	$438,431	$579,983
Purchases	48,000	123,834	171,834
Sales and paydowns of investments	(32,425)	(57,626)	(90,051)
Amortization of discount/(premium)	—	376	376
Net realized gains (losses)	—	312	312
Net change in unrealized appreciation/ (depreciation)	3,018	1,162	4,180

Balance, September 30, 2015	$160,145	$506,489	$666,634

Change in net unrealized appreciation (depreciation) in investments for the three months ended September 30, 2015	$3,018	$1,162	$4,180

	Investment Funds & Vehicles	Debt	Total
Balance, December 31, 2014	$—	$112,500	$112,500
Purchases	202,629	555,239	757,868
Sales and paydowns of investments (1)	(45,899)	(170,195)	(216,094)
Amortization of discount/(premium)	—	657	657
Net realized gains (losses)	—	2,307	2,307
Net change in unrealized appreciation/ (depreciation)	3,415	5,981	9,396

Balance, September 30, 2015	$160,145	$506,489	$666,634

Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2015	$3,415	$8,168	$11,583

(1)	Includes in-kind transfer of investments of $111,656.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2015 the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2015.

Investment Type	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$506,489	Income method	Weighted average cost of capital	5.5% - 11.4%	9.4%	Decrease
			Shadow rating method	B- to B+	N/A	Increase
Investment Funds & Vehicles	$160,145	Net Asset Value	Net Asset Value	$160,145	N/A	Increase

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2014.

Investment Type	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$112,500	Income method	Weighted average cost of capital	7.8% - 10.1%	9.0%	Decrease

			Shadow rating method	B to CCC+	N/A	Increase

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

For the three and nine months ended September 30, 2015, Management Fees incurred amounted to $7,634 and $27,777 respectively, of which $31,270 remained payable at September 30, 2015 including $3,493 from 2014.

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

For the three and nine months ended September 30, 2015 no Incentive Fees were incurred.

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

Direct Lending Strategic Ventures LLC:

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

The Company’s capital commitment is $481,600, representing approximately 80% of the preferred and common equity ownership of TCW Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to TCW Strategic Ventures. TCW Strategic Ventures also entered into a revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. Effective August 21, 2015, the revolving credit facility increased to $600 million from $500 million. TCW Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of TCW Strategic Ventures, the Company does not believe that it has control over TCW Strategic Ventures (other than for purposes of the Investment Company Act).

The Company’s investments in affiliated investments for the nine months ended September 30, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2015	Dividend Income
Controlled Affiliates

TCW Direct Lending Strategic Ventures LLC	$—	$202,629	$45,899	$3,415	$160,145	$—

Total Controlled Affiliates	$—	$202,629	$45,899	$3,415	$160,145	$—

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) as of September 30, 2015 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Cedar Electronics Holdings, Corp (commitment expiration June 2020)	$2,160	$0
Help At Home Inc. (commitment expiration August 2020)	5,405	0
Total Military Management, Inc. (commitment expiration April 2020)	7,500	0

Total Unfunded Commitments	$15,065	$0

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2015, the Company’s unfunded commitment to Strategic Ventures is $324,870.

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2014 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Angie’s List, Inc. (commitment expiration September 2017)	$18,750	$0

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2015, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

As of the nine months ended September 30, 2015, the Company sold and issued 11,894,188 Common Units at an aggregate purchase price of $100 per unit. The activity for the three and nine months ended September 30, 2015 is as follows:

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Units at beginning of period	20,134,698	8,240,510
Units issued and committed	0	11,894,188

Units issued and committed at end of period	20,134,698	20,134,698

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

The Credit Agreement provides for up to $750,000 of total lender commitments. The initial commitment was $250,000 which periodically increased in amounts designated by the Company, up to an aggregate amount of $750,000. The maturity date of the Credit Agreement is November 12, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70% or (b) adjusted eurodollar rate calculated in a customary manner plus 1.70%.

Also on November 12, 2014, the Company consummated two loan purchases pursuant to the Loan Sale Agreement between the Company and TCW Bridge. The revolving credit facility for TCW Bridge with Natixis has been repaid in full from the proceeds of those loan sales and the revolving credit facility for TCW Bridge has been terminated.

As of September 30, 2015 and December 31, 2014, the commitment amounts were $750,000 and $500,000, respectively and the amounts outstanding under the credit facility were $334,000 and $55,000, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2015 and December 31, 2014, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6,415 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of September 30, 2015 and December 31, 2014, $4,973 and $4,457, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2015 and December 31, 2014 was as follows:

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015	For the Period Ended December 31, 2014 (1)
Borrowing interest expense	$970	$1,914	$334
Unused fees	479	1,183	72
Administrative fees	19	56	19
Amortization of financing costs	449	1,233	209

Total	$1,917	$4,386	$634

Weighted average interest rate	1.89%	1.89%	1.86%
Average outstanding balance	$200,511	$133,615	$62,880

(1)	For the period from September 19, 2014 (Initial Closing Date) to December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, the Company’s aggregate investment unrealized appreciation and depreciation based on cost were as follows:

	September 30, 2015	December 31, 2014
Tax cost	$655,051	$110,313
Gross unrealized appreciation	$12,221	$2,187
Gross unrealized depreciation	$638	$—
Net unrealized appreciation on investments	$11,583	$2,187

The significant components of the net deferred tax assets and liabilities as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Deferred income tax assets:
Net operating loss	$1,080	$1,080
Deferred organization costs	219	219

Subtotal deferred income tax assets	1,299	1,299
Less: Valuation allowance	(490)	(490)

Total deferred income tax assets	809	809

Deferred tax liability - unrealized appreciation	(809)	(809)

Deferred income tax assets - net	$—	$—

The current and non-current portion of the deferred tax assets are $51 and $1,248 respectively for September 30, 2015 and December 31, 2014. The deferred tax liabilities are all classified as non-current.

The Company has a net operation loss (“NOL”) carryforward of $1,080 which will expire over the next 20 years. The Company does not plan on being able to utilize this NOL carryforward and has recorded a corresponding valuation allowance.

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2015 is below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

For the nine months ended September 30, 2015
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.84

Net Increase in Common Unitholder NAV from Prior Year(1)	0.09

Income from Investment Operations:
Net investment loss(2)	(0.83)
Net realized and unrealized gain (loss)	0.55

Total from investment operations	(0.28)
Less Distributions:
From net investment income	—
From net realized gains	—

Total distributions	—

For the nine months ended September 30, 2015
Net Asset Value Per Unit (accrual based), End of Period	$99.65

Common Unitholder Total Return (3)	-2.0%

Ratios and Supplemental Data
Members’ Capital, end of period	$558,685
Units outstanding, end of period	20,134,698

Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	13.05%
Expenses recaptured by Investment Adviser	.12%

Ratio of net expenses to average net assets	13.17%
Ratio of financing costs to average net assets	1.70%
Ratio of net investment income (loss) before expense recapture to average net assets	(6.31)%
Ratio of net investment income (loss) to average net assets	(6.43)%
Credit facility payable	334,000
Asset coverage ratio	2.7
Portfolio turnover rate	64%

(1)	Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.
(2)	Per unit data was calculated using the number of common units issued and outstanding as of September 30, 2015.
(3)	The Total Return for the nine months ended September 30, 2015 was calculated by taking the net loss of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.

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

Each investor was required to enter into a subscription agreement in connection with its Commitment. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Unitholders. Investors have entered into subscription agreements for 20,134,698 Common Units of the Company issued and outstanding representing a total of $2,013,470 of committed capital.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. We do not expect the Direct Lending Team to originate investments for us with payment-in-kind (“PIK”) interest features, although, we may have investments with PIK interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We may also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners through indirect investments in portfolio companies through a joint venture vehicle, partnership or other special purpose vehicle. While we invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

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

Operating expenses for the three and nine months ended September 30, 2015 were as follows:

	For the three months ended September 30, 2015 (unaudited)	For the nine months ended September 30, 2015 (unaudited)
Expenses
Management fees	$7,634	$27,777
Interest and credit facility expenses	1,917	4,386
Administrative fees	218	484
Professional fees	273	586
Directors’ fees	71	216
Other expenses	91	276

Total expenses	$10,204	$33,725

Expense recaptured by the Investment Adviser	0	312

Net Expenses	$10,204	$34,037

Our total operating expenses were $10,204 for the three months ended September 30, 2015. Our operating expenses include management fees attributed to the Adviser of $7,634 for the three months ended September, 30 2015. Interest and credit facility fees of $1,917 for the Natixis Credit Agreement for the three months ended September 30, 2014 increased by $509 from the prior quarter as the average facility balance was greater in the three months ended September 30, 2015 due to increased loan originations. The Interest and credit facility expense for the three months ended September 30, 2015 includes $449 of amortization of the deferred financing fees related to obtaining the Credit Agreement.

Our total operating expenses were $33,725 for the nine months ended September 30, 2015. Our operating expenses include management fees attributed to the Adviser of $27,777 charged on common unitholder commitments. Interest and credit facility fees of $4,386 were recorded related to the Natixis Credit Agreement and includes $1,232 of amortization of the deferred financing fees related to obtaining the Credit Agreement. Net expenses include an expense recapture by the Investment Adviser of $312 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net Investment Loss

Our net investment income for the three months ended September 30, 2015 was $498. The income is attributable to the commencement of investment operations, and a full quarter of interest income earned on loans originated in the three months ended June 30, 2015, as well as the loans originated in the three months ended September 30, 2015.

Our net investment loss totaled $16,628 for the nine months ended September 30, 2015. The loss is attributable to the commencement of investment operations, and ongoing costs in the period.

Net Realized Gain on Investments

Our net realized gain on investments for the three months ended September 30, 2015 was $312. The gain was primarily related to realization of gains related to Nice-Pak Products, Inc.

Our net realized gain on investments for the nine months ended September 30, 2015 was $2,307. The gain was primarily related to the transfer of investments (see Investment Activity) to TCW Direct Lending Strategic Ventures LLC in the prior quarter and corresponding realization of origination fees from the investments transferred.

Net Change in Unrealized Appreciation (depreciation) on investments

For the three months ended September 30, 2015, our net change in unrealized appreciation on investments totaled $4,180 and resulted primarily from three loans originated in the three months ended September 30, 2015.

Our net unrealized appreciation for the nine months ended September 30, 2015 was $9,396 and resulted from investments originated in 2014 and 2015.

Net Increase (Decrease) in Members’ Capital from Operations

Our net increase in Members’ Capital from operations for the three months ended September 30, 2015 was $4,990. This resulted from the loan originated in the quarter and further commencement of investment operations.

For the nine months ended September 30, 2015 our net decrease in Members’ Capital from operations was $4,925 resulting from the commencement of investment operations, management fees charged on new commitments and ongoing costs in the period.

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

As of September 30, 2015, aggregate Commitment, Undrawn Commitments and subscribed for Units of the Company are as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$1,447,684	28.1%	20,134,698

Natixis Credit Agreement

On November 12, 2014, the Company entered into a new senior secured Revolving Credit Agreement (the “Credit Agreement”) among the Company, as borrower, and Natixis, New York Branch, as administrative agent and committed lender (“Natixis”).

The Credit Agreement provides for up to $750,000 of total lender commitments, with an initial commitment of $250,000 which may be periodically increased in amounts designated by the Company, up to an aggregate amount of $750,000. The maturity date of the Credit Agreement is November 12, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70% or (b) adjusted eurodollar rate calculated in a customary manner plus 1.70%.

Also on November 12, 2014, the Company consummated two loan purchases pursuant to the Loan Sale Agreement between the Company and TCW Bridge. The revolving credit facility for TCW Bridge with Natixis has been repaid in full from the proceeds of those loan sales and the revolving credit facility for TCW Bridge has been terminated.

As of September 30, 2015 and December 31, 2014, the commitment amounts were $750,000 and $500,000, respectively and the amounts outstanding under the credit facility were $334,000 and $55,000, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2015 and December 31, 2014, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6,415 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of September 30, 2015 and December 31, 2014, $4,973 and $4,457, respectively, of such prepaid deferred financing costs had yet to be amortized.

Investment Activity

Based on fair value as of September 30, 2015, our non-controlled/non-affiliated portfolio consisted of 100.0% of first-lien investments. We had investments in eight portfolio companies and one investment fund with aggregate fair values of $666,634 and $112,500 as of September 30, 2015 and December 31, 2014 respectively.

For the three months ended September 30, 2015 we originated three new loans with an aggregate fair value of $125,954.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total non-controlled/non-affiliated investments assets in industries as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Household Durables	16.1%	0.0%
Diversified Consumer Services	2.9%	0.0%
Health Care Providers & Services	8.8%	0.0%
Industrial - Conglomerates	28.5%	0.0%
Machinery	0.0%	60.0%
Media	0.0%	40.0%
Metals and Mining	17.7%	0.0%
Textiles, Apparel and Luxury Goods	2.9%	0.0%
Road and Rail	23.1%	0.0%

Total	100.0%	100.0%

Interest from investments was $10,702 and $17,409 three months and nine months ended September 30, 2015, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2015 were as follows:

	For the three months ended September 30, 2015 (unaudited)	For the nine months ended September 30, 2015 (unaudited)
Total investment income	$10,702	$17,409
Net Expenses	10,204	34,037

Net investment income (loss)	498	(16,628)
Net realized gain on investments	312	2,307
Net change in unrealized appreciation from non-controlled/non-affiliated investments	1,162	5,981
Net change in unrealized appreciation from controlled affiliated investments	3,018	3,415

Net increase (decrease) in net assets from operations	$4,990	$(4,925)

The investment income of $10,702 and $17,409 is interest income from our investments earned for the three and nine months ended September 30, 2015 respectively.

Direct Lending Strategic Ventures LLC

On June 5, 2015, the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P., entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures LLC (“TCW Strategic Ventures”). TCW Strategic Ventures will focus primarily on making senior secured floating rate loans to middle-market borrowers. The Agreement was effective June 5, 2015.

The Company’s capital commitment is $481,600, representing approximately 80% of the preferred and common equity ownership of TCW Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. This was increased effective August 21, 2015 from $400,000 with third-party investors increasing their commitment pro rata. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to TCW Strategic Ventures. TCW Strategic Ventures also entered into a $500,000 revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. Effective August 21, 2015, the Credit Agreement was amended to increase the revolving credit facility to $600,000. TCW Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of TCW Strategic Ventures, the Company does not believe that it has control over TCW Strategic Ventures (other than for purposes of the Investment Company Act).

The Company’s investments in affiliated investments for the nine months ended September 30, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2015	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$—	$202,629	$45,899	$3,415	$160,145	$—

Total Controlled Affiliates	$—	$202,629	$45,899	$3,415	$160,145	$—

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

Equity investments in affiliated investment fund (TCW Direct Lending Strategic Ventures LLC), (Level 3) is valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions.

Income Recognition

Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, as reported in the Statement of Operations, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver are treated as a discount to the issuers’ term loan. In the event there is a fee associated with a delayed draw that remains unfunded, we will recognize the fee as fee income immediately. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2015 is as follows:

	Total Facility Commitment	Borrowings Outstanding	Amount Available
Revolving Credit Agreement (1)	$750,000	$334,000	$416,000

Total Debt Obligations	$750,000	$334,000	$416,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gain/(loss) as of September 30, 2015 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Cedar Electronics Holding Corp. (commitment expiration June 2020)	$2,160	$0
Help At Home, Inc. (commitment expiration August 2020)	$5,405	$0
Total Military Management, Inc. (commitment expiration April 2020)	$7,500	$0

Total Unfunded Commitments	$15,065	$0

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481,600. As of September 30, 2015, the Company’s unfunded commitment to Strategic Ventures is $324,870.

Recent Developments

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2015, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2015, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 100.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2015 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$22,225	$10,159	$12,066
Up 200 basis points	13,892	6,773	7,119
Up 100 basis points	5,082	3,386	1,696
Down 100+ basis points	0	0	0

Item 4.	Controls and Procedures

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Amendment No. 1 to the Second Amended and Restated Limited Liability Company Agreement of TCW Direct Lending, LLC (incorporated by reference to Exhibit 10.1 to a filing on Form 8-K filed on September 14, 2015)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC from June 5, 2015 (Inception) to September 30, 2015 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 9, 2015	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 9, 2015	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer