Form 10-K
period 2015-12-31
TCW Direct Lending LLC
filed 2016-03-30
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of the Registrant’s common units outstanding at March 30, 2016 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be

ii

inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward- looking statements in this report because we are an investment company.

iii

PART I

Item 1.	Business

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team (the “Direct Lending Team”) of TCW Asset Management Company (the “Adviser”), a group of investment professionals that will use the same investment strategy employed by the Direct Lending Team over the past 15 years.

Although we are primarily focused on investing in senior secured debt obligations, there may be occasions where our investments may be unsecured. We may also consider making an equity investment, in combination with a debt investment. Our investments will mostly be made in portfolio companies formed as corporations, partnerships and other business entities. Our typical investment commitment has been, and is expected continue to be between $25 million and $150 million. We focus on portfolio companies in a variety of industries. While we generally focus on investments in middle market companies, we may invest in larger or smaller companies. See “Part II—Item 7. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We will consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits.

The issuers in which we invest will typically be highly leveraged, and, in most cases, these investments will not be rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. Investment operations commenced on the date we issued limited liability company units (“Units”) to persons not affiliated with the Adviser, which we refer to as the “Initial Closing Date” in September 2014. We have filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have also elected to be treated for U.S. Federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2015 and subsequent years. We will be required to continue to meet the minimum distribution and other requirements for RIC qualification.

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

We borrow money from time to time, but as a BDC, we generally will be required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any preferred units (the “Preferred Units”) that we may issue in the future, of at least 200%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of Preferred Units issued by the Company to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by the holders of the Units (each, a “Unitholder”). See “Item 1A. Risk Factors—Borrowing Money.”

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

The Adviser is a California corporation registered with the Securities and Exchange Commission (the “SEC”) under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $180.7 billion of assets as of December 31, 2015. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with its four predecessor funds and the Company, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Advisor’s Direct Lending Team. The Direct Lending Team joined the TCW Group in December 2012. The Direct Lending Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. TCW Direct Lending LLC is the Direct Lending Team’s sixth Fund. The Direct Lending Team is led by Richard Miller and currently includes a group of thirteen investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

Investment Strategy and Opportunity

We provide private capital to middle market companies operating in a broad range of industries primarily in the United States. Our highly negotiated, private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias is towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. We compensate for the inherent lack of liquidity in our private investments by seeking returns that are higher than those of similar, but more liquid, investments. We consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, debtor-in-possession (“DIP”) loans, bridge loans and Chapter 11 exits. As a result, we may invest in companies that are experiencing, or are likely to experience, operational, capital structure, liquidity and/or other financial difficulties. These investments can be subject to greater credit and liquidity risks, and could be more prone to default. The typical investment size has been, and is expected to continue to be between $25 million and $150 million. Additionally, while we generally focus on investments in middle market companies, we may invest in larger or smaller companies.

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

Selective Origination

The Direct Lending Team has a long-term presence in the private capital markets and, as a result, has developed an extensive network of strategic relationships. These relationships include capital market intermediaries such as broker-dealers, investment bankers, commercial bankers, private equity sponsors, mergers and acquisitions advisers, restructuring professionals, accountants and other financial professionals through whom the Adviser believes we will be able to source investment opportunities. The Direct Lending Team’s network also extends to the corporate community and includes senior management teams, independent industry consultants and other business executives who often refer opportunities to the members of the Direct Lending Team and who the Adviser believes will continue to refer opportunities to us. We may also have the opportunity to invest in companies and with management teams that worked with previous private investment funds managed by the Adviser or the Direct Lending Team or its other investment professionals.

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

The elements of the quantitative analysis may include:

•	Examination of financial statements such as income statements, balance sheets and cash flow reports as well as margin trends, financial ratios and other applicable performance metrics;

•	Review of financial projections and the impact of certain variables on a portfolio company’s performance and ability to service its obligations;

•	Analysis of capital required for operations including growth and maintenance capital expenditures, working capital requirements, and any acquisition or divestiture opportunities;

•	Comparable analysis relative to companies and transactions in similar industries;

•	Valuations reflecting a range of enterprise and asset values considering the sale of a healthy, stressed and distressed business enterprise, and the appraisal of working capital, real property, machinery, equipment, intellectual property and trademarks under similar circumstances; and

•	Identification of exit alternatives including repayment through free cash flow, acquisitions by strategic and financial buyers of all or portions of a business enterprise, asset liquidation, refinancing through the capital markets, and bankruptcy, including its impact on the portfolio company and the Fund’s investment.

Qualitative analysis may include a review of:

•	Quality and depth of the management team, including background checks;

•	Product and/or service quality;

•	Industry fundamentals, including raw material costs, pricing trends and demand drivers;

•	Competitive position, including discussions with suppliers, customers, and competitors;

•	Performance throughout the economic cycle;

•	Production cost drivers and sourcing alternatives;

•	Quality of information systems and financial infrastructure;

•	Diversity of customers and suppliers; and

•	Competition, including the impact of alternate technology.

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

Customized Structuring

The Adviser’s investment professionals design a customized financial solution to address our requirements and each portfolio company. Through due diligence, the Adviser strives to better understand a portfolio company being financed in order to develop an appropriate form of investment with an acceptable capital structure. Our investments may be structured as senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities including options. The pricing associated with the investment reflects the risk inherent in such portfolio company, its capital structure and the type of investment. Once an agreement is reached between us and such portfolio company, it will be documented. This documentation will govern the relationship between us, such portfolio company and/or other creditors after the investment is made.

The objective of this structuring process is to provide the portfolio company’s management with the operating flexibility to effectively manage the business while creating accountability to the Fund. The investment documentation typically will place limits on many of the portfolio company’s discretionary activities, such as capital expenditures, acquisitions, asset divestitures, dividends, as well as, for example, the reinvestment of tax receipts and insurance proceeds. Our investment documentation also typically requires extensive reporting by each portfolio company. Such reporting usually includes financial information and metrics useful in monitoring a portfolio company’s performance, as well as non-financial developments such as material changes in environmental issues, labor relations, key customers and suppliers. In addition, the investment documentation may include a range of positive and negative financial covenants initially set to establish a minimum allowable performance standard.

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

Types of Investments

The following descriptions are not intended to be an exhaustive treatment of our investments and are subject to change at any time. They are presented merely to acquaint investors with the available investment instruments as they are anticipated by the Adviser as of the date of this filing. The allocation of our portfolio among the different types of investments will vary over time based upon the Adviser’s evaluation of each specific investment opportunity. Under normal circumstances, the Adviser will utilize some or all of the following investment types, which are described in greater detail below:

•	secured fixed-rate or adjustable-rate senior loans (“Senior Loans”);

•	unsecured fixed-rate or adjustable-rate loans;

•	subordinated or mezzanine debt obligations;

•	equity securities, including preferred and common stocks and warrants;

•	convertible securities; and

•	options or other derivative instruments.

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the Direct Lending Team has not involved the use of payment- in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. We do not expect the Direct Lending Team to originate investments for the Fund with PIK interest features.

We are primarily focused on investing in senior secured loans, although there may be occasions where the investment may be unsecured. We also consider making investments that are primarily equity investments in combination with a debt obligation, or as part of a total return strategy for existing investments. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

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

Collateral

Our debt investments are generally secured with one or more of (i) working capital assets, such as accounts receivable and inventory, (ii) tangible fixed assets, such as real property, machinery, buildings and equipment, (iii) intangible assets, such as trademarks or patents, or (iv) security interests in shares of stock of the company or its subsidiaries or affiliates.

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

In the case of investments in a non-public company, such company’s shareholders may provide collateral in the form of secured guarantees and/or security interests in other assets that they own. We typically value the collateral by reference to such company’s financial statements or independent appraisals, and may assign a value to the collateral that is higher or lower than the value assigned by such company.

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

Default

We are subject to the risk that a company will default on its agreement with the Fund due to a violation of provisions of the financing agreement or other investment documentation, including a failure to pay scheduled interest or make principal payments. If the Fund accelerates the repayment of an investment because of a company’s violation of a covenant or other terms of a financing agreement or other investment documentation, such company might default on such payment. The risk of default generally will increase in the event of an economic downturn or, in the case of an adjustable-rate obligation, a substantial increase in interest rates. The Fund may own a debt obligation of a borrower that is about to become insolvent. The Fund may also invest in debt obligations that are issued in connection with a restructuring of the borrower under bankruptcy laws (also known as a DIP loan/financing).

Investments

Based on fair value as of December 31, 2015, our non-controlled/non-affiliated portfolio consisted of 100% of first-lien investments. We had made investments in eleven portfolio companies with an aggregate fair value of $586.6 million as December 31, 2015 and in two portfolio companies with an aggregate fair value of $112.5 million as of December 31, 2014.

On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $206.6 million as of December 31, 2015.

For a further discussion of our investment activities and investment attributes as of December 31, 2015 and 2014, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. The Company pays to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the period during which the Company’s limited liability company units (the “Common Units”) are being offered (the “Closing Period”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period is calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually issued. The actual payment of the Management Fee with respect to the Closing Period was made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company began on the initial closing date and ends on the earlier of (a) three years from the initial closing date and (b) the date on which the undrawn Commitment of each Common Unit has been reduced to zero. While the Management Fee will accrue from the initial closing date, the Adviser deferred payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by our investments.

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

Administration Agreement

On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Unitholders, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

Competition

We compete for investments with a number of BDCs and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks that underwrite initial public offerings, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code will impose on us as a BDC and a RIC.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). We have received an exemptive order from the SEC that permits us to co-invest with other funds or other pools of capital or persons managed by the Adviser or its affiliates. This order is subject to certain terms and conditions accordingly, there can be no assurance that we will be permitted to co-invest with other funds managed by Adviser, other than in the limited circumstances currently permitted by regulatory guidance.

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

Proxy Voting Policies and Procedures

Since our principal business is the making of secured loans, we do not expect to be asked to vote by proxy with respect to publicly held securities. However, if and to the extent that we hold, and are asked to submit proxies with respect to publicly or privately held securities, we intend to delegate our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our Independent Directors, and, accordingly, are subject to change.

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

Lack of Operating History

We recently commenced investment operations and have limited performance history. Past performance, including the past performance of the prior Special Situation Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

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

Reliance on Portfolio Company Management

The day-to-day operations of each portfolio company in which we invest is the responsibility of such entity’s management team. In addition, we may make investments in portfolio companies where we have limited influence and the other investors in such portfolio company have economic or business interests or goals that are inconsistent with our business interests and goals. Although the Adviser is responsible for monitoring the performance of each of our investments and is required, pursuant to a specific 1940 Act provision applicable to BDCs, to offer to provide each of our portfolio companies managerial assistance, there can be no assurance that the existing management team of a portfolio company or any successor will be able to operate any such entity in accordance with our expectations. In this situation, we may not be in a position to limit or otherwise protect the value of our investment.

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

Non-U.S. Investment Risk

We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in [“Item 1. Business—Regulation as a Business Development Company–Qualifying Assets”])). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

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

Regulations Governing our Operation as a BDC

We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Unitholders.

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

Borrowing Money

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, we borrow from or may issue senior debt securities to banks, insurance companies and other lenders in the future. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

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

Failure to Qualify as a RIC

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Unitholders on an annual basis. Because we have incurred debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate- level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders.

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

The Adviser has agreed with our board of directors that co-investments with other investment funds or accounts managed by the Adviser, allocations among us and other investment funds or accounts will generally be made based on capital available for investment in the asset class being allocated to the extent consistent with the 1940 Act. We expect that available capital for our investments will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. We and the Adviser have received an exemption from the the SEC to permit us to co-invest with affiliates of the Adviser, including private funds managed by the Adviser if our board of directors determines that it would be advantageous for us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 19, 2014, the Company began accepting subscription agreements from investors for the private sale of its Common Units. The Company continued to enter into subscription agreements since that date through the final closing date of March 19, 2015. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Unitholders. The issuance of the Common Units pursuant to these subscription agreements and any draw by the Company under the related commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The table below sets forth our selected financial data for the year ended December 31, 2015 and the period from May 13, 2014 (Inception) to December 31, 2014. The selected income statement, balance sheet and other data for the year ended December 31, 2015 and 2014 have been derived from our audited financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	Year ended December 31, 2015	For the period from May 13, 2014 (Inception) to December 31, 2014
	($ in thousands)
Statement of Operations Data
Income
Total investment income	$31,421	$1,463

Expenses
Net expenses	44,360	5,102

Net investment loss	(12,939)	(3,639)
Net realized gain on investments from non-controlled/non-affiliated investments	2,350	129
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	(6,453)	2,187

Net change in unrealized appreciation from controlled affiliated investments	6,075	0

Net decrease in Members’ Capital from operations	$(10,967)	$(1,323)

Loss per unit—basic and diluted	$(0.58)	$(0.16)

	Year Ended December 31, ($ amounts in thousands)
	2015	2014
Balance Sheet Data
Cash and cash equivalents	$180,436	$6,967
Non-controlled/non-affiliated investments	586,626	112,500
Controlled affiliated investments	206,635	—
Total assets	1,008,801	125,627
Total debt	329,000	55,000
Total liabilities	357,498	61,099
Total Members’ Capital	651,303	64,528

Net asset value per unit (accrual base), End of year / period	$99.35	$99.84

Other Data
Number of portfolio companies at year end	11	2
Common Unitholder Total Return (1)	(3.3)%	(2.0)%
Weighted average yield of debt and income producing securities at fair value (2)	9.5%	8.1%
Fair value of debt investments as a percentage of principal	97.9%	100.0%

(1)	Common Unitholder total return for the period ended December 31, 2015 and 2014 was calculated by taking the net loss of the Company for the period divided by the weighted average contributions from the members during the period. The return is net of management fees and expenses.
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

Overview

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. We have filed an election to be regulated as a BDC under the 1940 Act. We have also elected to be treated for U.S. federal income tax purposes as a RIC the Code for the taxable year ending December 31, 2015 and subsequent years. We are required to continue to meet the minimum distribution and other requirements for RIC qualification. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Each investor was required to enter into a subscription agreement in connection with its Commitment (a “Subscription Agreement”). Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Unitholders. Investors have entered into subscription agreements for 20,134,698 Common Units of the Company issued and outstanding representing a total of $2.013 billion of committed capital.

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

Operating expenses for the year ended December 31, 2015 and the period from May 13, 2014 (Inception) to December 31, 2014 were as follows (dollar amounts in thousands):

	Year Ended December 31, 2015	For the period from May 13, 2014 (Inception) to December 31, 2014
Expenses
Management fees	$35,244	$3,493
Interest and credit facility expenses	6,717	634
Administrative fees	684	—
Professional fees	742	—
Directors’ fees	289	175
Other expenses	372	1,112

Total expenses	$44,048	$5,414

Expense recaptured/reimbursed by the Investment Adviser	312	(312)

Net Expenses	$44,360	$(5,102)

Our total operating expenses were $44.0 million for the year ended December 31, 2015 and $5.4 million for the period from May 13, 2014 (Inception) to December 31, 2014. Our operating expenses include management fees attributed to the Adviser of $35.2 million and $3.5 million for the year ended December 31, 2015 and the period from May 31, 2014 (Inception) to December 31, 2014. The operating expenses in all categories except Other expenses increased vs. the prior year period and reflects a full year of operations and related expenses. For the period from May 14, 2014 (Inception) to December 31, 2014 Other expenses includes organization expenses of $0.67 million related to the initial formation and organization of our company. Net expenses include an expense recapture of $0.31 million in the year ended December 31, 2015 which offset the expense reimbursement by the Investment Adviser of $0.31 million in the period from May 13, 2014 (Inception) to December 31, 2014 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net Investment Loss

Our net investment loss for the year ended December 31, 2015 was $12.9 million and is primarily attributed to management fees charged on commitments from the Initial Closing Date and interest and credit facility fees which exceeded investment income as we increased investment operations throughout 2015. For the period from May 13, 2014 (Inception) to December 31, 2014 our net investment loss totaled $3.6 million. The loss is attributable to the commencement of investment operations and other start-up costs in the period.

Net Realized Gain from Non-controlled/Non-affiliated Investments

Our net realized gain from non-controlled/non-affiliated investments for the year ended December 31, 2015 was primarily related to the transfer of investments (see Investment Activity) to TCW Strategic Ventures and corresponding realization of origination fees from the investments transferred. Our net realized gain on investments was $0.13 million for the period from May 13, 2014 (Inception) to December 31, 2014 resulting from the partial sale of two investments in 2014.

Net Change in Unrealized Appreciation (Depreciation) from non-controlled/non-affiliated investments

Our unrealized depreciation from non-controlled/non-affiliated investments of $6.5 million for the year ending December 31, 2015 primarily relates to a change to our method for valuing the investments. As of December 31, 2015, unless noted, we are utilizing the midpoint of a valuation range provided by an external, independent valuation firm and approved by the Board. The Board may approve a value other than the midpoint if it believes that is the fair value. Previously, we utilized a point within the range of values provided by an external, independent valuation firm based on qualitative and quantitative assessment of factors. This change to the midpoint was approved by our Board. This unrealized depreciation was partially offset by unrealized gains from investments originated in 2015. For the period from May 13, 2014 (Inception) to December 31, 2014, our net change in unrealized appreciation (depreciation) on investments totaled $2.2 million and resulted from investments originated in 2014.

Net Change in Unrealized Appreciation from controlled/affiliated investments

Our unrealized appreciation from controlled affiliated investments of $6.1 million for the year ending December 31, 2015 relates to loans originated in 2015 and undistributed profits from TCW Strategic Ventures. This appreciation was partially offset by depreciation driven by an adoption of a more quantitative approach to pricing, similar to the non-controlled/non-affiliated investments.

Net Increase (Decrease) in Members’ Capital from Operations

Our net decrease in assets from operations was $11.0 million and $1.3 million for the year ended December 31, 2015 and the period from May 13, 2014 (Inception) to December 31, 2014, respectively. The decrease in both periods primarily relates to the commencement of investment operations and management fees charged on new commitments, as well as ongoing costs.

Financial Condition, Liquidity and Capital Resources

On March 19, 2015 we completed the final private placement of Common Units. We generate cash from (1) drawing down capital in respect of Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, the Management Fee, the Incentive Fee, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Unitholders.

As of December 31, 2015 and 2014, aggregate Commitment, Undrawn Commitments and subscribed for Units of the Company are as follows:

	Year Ended December 31, ($ amounts in thousands)
	2015	2014
Commitments	$2,013,470	$824,051
Undrawn commitments	$1,349,024	$758,200
Percentage of commitments funded	33.0%	8.0%
Units	20,134,698	8,240,510

Natixis Credit Agreement

On November 12, 2014, the Company entered into a senior secured Revolving Credit Agreement, by and between the Company, as borrower, and Natixis, New York Branch, as administrative agent and committed lender (“Natixis”). That agreement was subsequently amended pursuant to an Amended and Restated Credit Agreement, dated as of December 22, 2014, by and among the Company, Natixis, and various lenders party thereto, which was then further amended pursuant to a Second Amended and Restated Credit Agreement, dated as of July 1, 2015 (as so amended and restated, the “Credit Agreement”).

The Credit Agreement provides for a revolving credit line of up to $750 million (with sublimits for letters of credit of up to $50 million and short-term “swingline” loans of up to $10 million), subject to the available Borrowing Base (generally, a percentage of remaining unfunded commitments from certain eligible Company investors), and is secured by the unfunded commitments of the Company’s investors generally. The initial lender commitment was $250 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%.

Also, on November 12, 2014, the Company consummated two loan purchases pursuant to the Loan Sale Agreement between the Company and TCW Bridge. The Revolving Credit Facility for TCW Bridge with Natixis has been repaid in full from the proceeds of those loan sales and the revolving credit facility for TCW Bridge has been terminated.

As of December 31, 2015 and December 31, 2014, the credit facility commitment amounts were $750 million and $500 million, respectively and the amounts outstanding under the Credit Facility were $329 million and $55 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2015 and December 31, 2014, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6.4 million in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of December 31, 2015 and December 31, 2014, $4.3 million and $4.5 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the year ended December 31, 2015 and December 31, 2014 was as follows:

	Year Ended December 31, ($ amounts in thousands)
	2015	2014
Borrowing interest expense	$3,039	$334
Unused fees	1,660	72
Administrative fees	75	19
Amortization of financing costs	1,943	209

Total	$6,717	$634

Weighted average interest rate	1.97%	1.86%
Average outstanding balance	$154,751	$62,880

Investment Activity

Based on fair value as of December 31, 2015 and 2014, our non-controlled/non-affiliated portfolio consisted of 100.0% of first-lien investments in 11 and 2 investments respectively.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Auto Components	8.5%	0.0%
Chemicals	7.3%	0.0%
Communications Equipment	7.4%	0.0%
Diversified Consumer Services	2.5%	0.0%
Health Care Providers & Services	8.1%	0.0%
Hotels, Restaurant & Leisure	7.2%	0.0%
Household Durables	3.8%	0.0%
Industrial - Conglomerates	23.0%	0.0%
Machinery	0.0%	60.0%
Media	0.0%	40.0%
Metals and Mining	15.1%	0.0%
Road and Rail	14.8%	0.0%
Textiles, Apparel and Luxury Goods	2.3%	0.0%

	100.0%	100.0%

Interest income from non-controlled/non-affiliated investments was $30.5 million and $1.5 million for the year ended December 31, 2015 and the period from May 13, 2014 (Inception) to December 31, 2014 respectively.

Direct Lending Strategic Ventures LLC:

On June 5, 2015, the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P., entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Strategic Ventures. TCW Strategic Ventures will focus primarily on making senior secured floating rate loans to middle-market borrowers. The Agreement is effective June 5, 2015.

The Company’s capital commitment is $481.6 million, representing approximately 80% of the preferred and common equity ownership of TCW Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to TCW Strategic Ventures. TCW Strategic Ventures also entered into a revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. Effective August 21, 2015, the revolving credit facility increased to $600 million from $500 million. TCW Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of TCW Strategic Ventures, the Company does not believe that it has control over TCW Strategic Ventures (other than for purposes of the 1940 Act).

The Company’s investments in controlled affiliated investments for the year ended December 31, 2015 were as follows (dollar amounts in thousands):

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates

TCW Direct Lending Strategic Ventures LLC	$—	$268,229	$67,669	$6,075	$206,635	$894

Total Controlled Affiliates	$—	$268,229	$67,669	$6,075	$206,635	$894

Results of Operations

Our operating results for the year ended December 31, 2015 and the period from May 13, 2014 (Inception) to December 31, 2014 were as follows (dollar amounts in thousands):

	For the year ended December 31, 2015	For the period from May 13, 2014 (Inception) to December 31, 2014
Total investment income	$31,421	$1,463
Net Expenses	44,360	5,102

Net investment income (loss)	(12,939)	(3,639)
Net realized gain from non-controlled/non-affiliated investments	2,350	129
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	(6,453)	2,187
Net change in unrealized appreciation from controlled affiliated investments	6,075	—

Net increase (decrease) in net assets from operations	$(10,967)	$(1,323)

The net investment for the year ended December 31, 2015 of $31.4 million includes interest income from non-controlled/non-affiliated investments of $30.5 million and dividend income from TCW Strategic Income, a controlled affiliated investment of $0.89 million which commenced in 2015. The investment income of $1.5 million for the period from May 13, 2014 (Inception) to December 31, 2014 is interest income from our investments earned during as we commenced investment operations.

Net expenses of $44.4 million for the year ended December 31, 2015 include $35.2 million of management fees charged during 2015 million and interest and credit facility expenses of $6.7 million. Other expenses include administrative, professional and directors’ fees and a recapture of expense reimbursement outlined in the Advisory agreement totaled $2.5 million. For the period from May 13, 2014 (Inception) through December 31, 2014 the management fees and interest and credit facility fees were $3.5 million and $0.63 million respectively. Other expenses for period from May 13, 2014 (Inception) through December 31, 2014 includes organization expenses of $0.67 million and an expense reimbursement of $0.31 million related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net realized gains from non-controlled/non-affiliated investments is primarily related to the transfer investments to TCW Strategic Ventures. Our unrealized depreciation from non-controlled/non-affiliated investments of $6.5 million for the year ending December 31, 2015 primarily relates to a change to our method for valuing the investments. As of December 31, 2015, unless noted, we are utilizing the midpoint of a valuation range provided by an external, independent valuation firm and approved by the Board. The Board may approve a value other than the midpoint if it believes that is the fair value. Previously, we utilized a point within the range of values provided by an external, independent valuation firm based on qualitative and quantitative assessment of factors. This change to the midpoint was approved by our Board. Our unrealized appreciation from controlled affiliated investments of $6.1 million for the year ending December 31, 2015 relates to loans originated in 2015 and undistributed profits from TCW Strategic Ventures. This appreciation was partially offset by a similar adoption of a more quantitative approach to pricing, similar to the non-controlled/non-affiliated investments.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

In addition to the discussion below, our critical accounting policies are further described in Note 2 to the financial statements. We consider these accounting policies to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.”

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

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Fair Value Hierarchy: Assets and liabilities are classified by us based on valuation inputs used to determine fair value into three levels.

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

Equity investments in affiliated investment fund (TCW Direct Lending Strategic Ventures LLC), (Level 3) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. The Company is entitled to income and principal distributed by the fund.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2015 and 2014 is as follows (dollar amounts in thousands):

Revolving Credit Agreement (1)	Total Facility Commitment	Borrowings Outstanding	Available Amount
Total Debt Obligations - December 31, 2015	$750,000	$329,000	$421,000

Total Debt Obligations - December 31, 2014	$500,000	$55,000	$445,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2015 by investment type (dollar amounts in thousands):

Unfunded Commitments	Amount	Unrealized gain/(loss)
Help At Home, Inc. (commitment expiration August 2020)	$1,486	$(28)

Total Unfunded Commitments	$1,486	$(28)

The Company’s total capital commitment to its underlying investment in TCW Strategic Ventures is $481.6 million. As of December 31, 2015, the Company’s unfunded commitment to TCW Strategic Ventures is $281.0 million.

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2014 by investment type (dollar amount in thousands):

Unfunded Commitments	Amount	Unrealized gain/(loss)
Angie’s List, Inc. (commitment expiration September 2017)	$18,750	$0

Total Unfunded Commitments	$18,750	$0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2015, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2015, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 100.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2015 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$22,566	$10,007	$12,559
Up 200 basis points	14,236	6,671	7,565
Up 100 basis points	5,870	3,336	2,534
Down 100+ basis points	(591)	(1,654)	1,063

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2015, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.4	Revolving Credit Agreement, dated as of November 12, 2014, among TCW Direct Lending LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on November 18, 2014).

10.5	Amended and Restated Revolving Credit Agreement, dated as of December 22, 2014, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.7*	Second Amended and Restated Revolving Credit Agreement, dated as of July 1, 2015, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and lenders party thereto.

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC from June 5, 2015 (Inception) to December 31, 2015.

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 30, 2016	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: March 30, 2016	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer

TCW Direct Lending LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

TCW Direct Lending LLC:

Los Angeles, California

We have audited the accompanying statements of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the schedules of investments, as of December 31, 2015 and 2014, and the related statements of operations, changes in members’ capital, and cash flows for the year ended December 31, 2015 and for the period from May 13, 2014 (inception) to December 31, 2014, and the financial highlights for the year ended December 31, 2015 and for the period from September 19, 2014 (initial closing period) to December 31, 2014. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with the custodian, or loan agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of TCW Direct Lending LLC as of December 31, 2015 and 2014, the results of its operations, changes in its members’ capital, and its cash flows for the year ended December 31, 2015 and for the period from May 13, 2014 (inception) to December 31, 2014, and the financial highlights for the year ended December 31, 2015 and for the period from September 19, 2014 (initial closing period) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, CA

March 30, 2016

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2015

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
Auto Components
	Pittsburgh Glass Works, LLC(1)	11/25/15	First Lien Term Loan - 9.00% (LIBOR + 8.00%, 1.00 Floor)	7.7%	50,000,000	11/25/21	49,508,444	49,950,000
Chemicals
	Revere Industries, LLC	08/20/15	First Lien Term Loan - 9.50% (LIBOR + 8.5%, 1.00% Floor)	6.5%	43,052,885	08/20/19	42,075,281	42,536,250
Communications Equipment
	Aclara Technologies	12/21/15	First Lien Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	6.7%	43,168,605	03/28/19	42,775,275	43,427,616
Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	06/09/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	2.2%	14,483,333	06/01/19	14,420,992	14,410,917
Health Care Providers & Services
	Help at Home, Inc.(1)	08/03/15	First Lien Term Loan B - 10.00% (Prime + 6.50%, 3.25% Floor)	6.5%	43,175,676	08/03/20	42,705,972	42,398,513
	Help at Home, Inc.(2)	08/03/15	First Lien - Revolver - 10.00% (Prime + 6.50%, 3.25% Floor)	0.8%	5,270,270	08/03/20	5,270,270	5,170,135

				7.3%	48,445,946		47,976,242	47,568,648

Hotels, Restaurants & Leisure
	Controladora Dolphin, S.A De C.V. Mexico(3)	10/09/15	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00 Floor)	6.4%	42,500,000	10/09/20	41,689,317	41,990,000
Household Durables
	Cedar Electronics Holdings, Corp.(1)	07/01/15	First Lien Term Loan - 7.50% (Prime + 4.00%, 3.50% Floor)	3.4%	22,181,000	06/26/20	21,712,652	22,070,095
Industrial Conglomerates
	H-D Advanced Manufacturing Company(1)	06/30/15	First Lien Term Loan A - 8.00% (LIBOR + 7.00%, 1.00% Floor)	20.8%	143,591,912	06/30/20	141,656,132	135,143,228
Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	13.6%	89,550,000	06/30/20	88,342,766	88,654,500
Road & Rail
	Total Military Management, Inc.	04/14/15	First Lien Term Loan - 7.75% (LIBOR + 6.75%, 1.00 Floor)	13.3%	88,000,000	10/14/20	86,319,746	86,592,000
Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.(1)	05/19/15	First Lien Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	2.2%	14,515,385	04/30/20	14,387,068	14,283,138

	Total Non-Controlled/Non-Affiliated Investments			90.1%			590,863,915	586,626,392

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2015 (continued)

					Shares	Cost	Fair Value
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(3)(4)	06/05/2015	Preferred membership interests	31.7%	199,760	199,760,000	206,595,336
			Common membership interests	0.0%	800	800,000	39,943

	Total Controlled/Affiliated Investments			31.7%		200,560,000	206,635,279

	Cash Equivalents

	Blackrock Liquidity Funds, Yield 0.35%			25.9%	168,850,468	168,850,468	168,850,468

	Total Investments 147.7%					$960,274,383	$962,112,139

	Net unrealized depreciation on unfunded commitments (0.0%)						$(28,243)

	Liabilities in Excess of Other Assets (47.7%)						$(310,780,753)

	Net Assets 100.0%						$651,303,143

(1)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(2)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,486,486, and an interest rate at the option of the borrower of Prime (Prime + 6.50%, 3.25% floor) or LIBOR (LIBOR + 7.50%, 1.00% floor), and a maturity of August 3, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(28,234) as of December 31, 2015.
(3)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.6%
Mexico	4.4%

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2014

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
Machinery
	Motor Coach Industries International, Inc.	11/12/14	First Lien Term Loan A - 8.00% (LIBOR + 7.50%, 0.50% Floor)	80.5%	51,923,077	09/26/19	50,913,802	51,923,077

			First Lien Term Loan B - 8.00% (LIBOR + 7.50%, 0.50% Floor)	24.1%	15,576,923	09/26/19	15,274,141	15,576,923

				104.6%			66,187,943	67,500,000

Media
	Angie’s List, Inc. (1)	11/12/14	First Lien Term Loan - 7.25% (LIBOR + 6.75%, 0.50% Floor)	69.7%	45,000,000	09/26/19	44,125,295	45,000,000

	Total Non-Controlled/Non-Affiliated Investments (174.3%)						$110,313,238	$112,500,000

	Liabilities in Excess of Other Assets (-74.3%)							(47,971,826)

	Net Assets (100.0%)							$64,528,174

(1)	Excluded from the investment above is a delayed draw term loan commitment in an amount not to exceed $18,750,000, an interest rate of LIBOR plus 6.75%, LIBOR Floor 0.50%, and a maturity of September 26, 2019. This investment is accruing an unused commitment fee of 0.75% per annum. The change in unrealized appreciation (depreciation) on this commitment is zero as of December 31, 2014.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Geographic Breakdown of Portfolio
United States	100%

TCW Direct Lending LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31, 2015	As of December 31, 2014
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $590,864 and $110,313, respectively)	$586,626	$112,500
Controlled affiliated investments (cost of $200,560 and $0, respectively)	206,635	—
Cash and cash equivalents	180,436	6,967
Receivable for investments sold	27,098	—
Deferred financing costs	4,263	4,457
Capital call due from Members	933	100
Prepaid offering costs	—	663
Interest receivable	2,653	629
Receivable from Investment Adviser	—	311
Prepaid and other assets	157	—

Total Assets	$1,008,801	$125,627

Liabilities
Credit facility payable	$329,000	$55,000
Management fees payable	27,737	3,493
Net unrealized depreciation on unfunded commitments	28	—
Initial organization expenses payable to affiliate	—	682
Offering costs payable to affiliate	—	663
Interest and credit facility expense payable	496	656
Directors’ fees payable	—	160
Other accrued expenses and other liabilities	237	445

Total Liabilities	$357,498	$61,099

Commitments and Contingencies (Note 5)

Members’ Capital
Preferred units: (no units issued and outstanding)	$—	$—
Common unitholders commitment: (20,134,698 and 8,240,510 units issued and outstanding, respectively)	2,013,470	824,051
Common unitholders undrawn commitment: (20,134,698 and 8,240,510 units issued and outstanding, respectively)	(1,349,024)	(758,200)
Common unitholders offering costs	(853)
Common unitholders tax reclassification (Note 8)	(9,620)

Common unitholders capital	653,973	65,851
Accumulated net realized gain (loss)	(3,888)	129
Accumulated net investment loss	(591)	(3,639)
Net unrealized appreciation (depreciation) on investments	1,809	2,187

Members’ Capital	$651,303	$64,528

Total Liabilities and Members’ Capital	$1,008,801	$125,627

Net Asset Value Per Unit (accrual base) (Note 9)	$99.35	$99.84

TCW Direct Lending LLC

Statements of Operations

(Dollar amounts in thousands, except unit data)

	For the year ended December 31, 2015	For the period May 13, 2014 (Inception) to December 31, 2014
Investment Income:
Interest income from non-controlled/non-affiliated investments	30,527	1,463
Dividend income from controlled affiliated investments	894	—

Total investment income	$31,421	$1,463

Expenses:
Management fees	35,244	3,493
Interest and credit facility expenses	6,717	634
Administrative fees	684	—
Professional fees	742	—
Directors’ fees	289	175
Other expenses	372	1,112

Total expenses	44,048	5,414
Expense recaptured/(reimbursed) by the Investment Adviser	312	(312)

Net expenses	44,360	5,102

Net investment income (loss)	$(12,939)	$(3,639)

Net realized and unrealized gain on investments
Net realized gain from non-controlled/non-affiliated investments	2,350	129
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	(6,453)	2,187
Net change in unrealized appreciation from controlled affiliated investments	6,075	—

Net realized and unrealized gain on investments	$1,972	$2,316

Net increase (decrease) in Members’ Capital from operations	$(10,967)	$(1,323)

Basic and diluted:

Income (Loss) per unit	$(0.58)	$(0.16)

TCW Direct Lending LLC

Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	For the year ended December 31, 2015	For the period May 13, 2014 (Inception) to December 31, 2014
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment loss	$(12,939)	$(3,639)
Net realized gain on investments	2,350	129
Net change in unrealized appreciation (depreciation) on investments	(378)	2,187

Net Increase (Decrease) in Members’ Capital from Operations	(10,967)	(1,323)

Increase (Decrease) in Members’ Capital Resulting from Capital Activity
Contributions	598,595	65,851
Offering costs	(853)	—

Total Increase in Members’ Capital Resulting from Capital Activity	597,742	65,851

Total Increase in Members’ Capital	586,775	64,528

Members’ Capital, beginning of year/period	64,528	—

Members’ Capital, end of year/period	$651,303	$64,528

Accumulated net investment loss	$(17,431)	$(3,639)

TCW Direct Lending LLC

Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	For the year ended December 31, 2015	For the period May 13, 2014 (Inception) to December 31, 2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(10,967)	$(1,323)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(859,314)	(186,200)
Proceeds from sales and paydowns of investments	181,821	76,088
Net realized (gain) loss on investments	(2,350)	(129)
Net change in unrealized (appreciation) depreciation on investments	378	(2,187)
Amortization of premium and accretion of discount, net	(1,268)	(72)
Amortization of deferred financing costs	1,942	209
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in prepaid offering costs	663	(663)
(Increase) decrease in interest receivable	(2,024)	(629)
(Increase) decrease in receivable from Investment Adviser	311	(311)
(Increase) decrease in receivable for investments sold	(27,098)	—
(Increase) decrease in prepaid and other assets	(157)	—
Increase (decrease) in management fees payable	24,244	3,493
Increase (decrease) in initial organizational expense payable to affiliate	(682)	682
Increase (decrease) in offering costs payable to affiliate	(663)	663
Increase (decrease) in interest and credit facility expense payable	454	41
Increase (decrease) in directors’ fees payable	(160)	160
Increase (decrease) in other accrued expenses and liabilities	(208)	445

Net cash used in operating activities	$(695,078)	$(109,733)

Cash Flows from Financing Activities
Contributions from Members	598,595	65,851
Capital call due from Members, net	(833)	(100)
Offering costs paid	(853)	—
Deferred financing costs paid	(2,362)	(4,051)
Proceeds from credit facility	850,000	188,300
Repayments of credit facility	(576,000)	(133,300)

Net cash provided by financing activities	$868,547	$116,700

Net increase in cash and cash equivalents	$173,469	$6,967
Cash and cash equivalents, beginning of year/period	$6,967	$—

Cash and cash equivalents, end of year/period	$180,436	$6,967

Supplemental and non-cash financing activities
Interest expense paid	$3,023	$331
Investments transferred (exchanged) in-kind	$111,656	$—

TCW DIRECT LENDING LLC

Notes to Financial Statements

(dollar amounts in thousands, except for unit data)

December 31, 2015

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

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have also elected to be treated for U.S. Federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2015 and subsequent years. We will be required to continue to meet the minimum distribution and other requirements for RIC qualification. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

Capital Commitments: On September 19, 2014 (the “Initial Closing Date”), the Company began accepting subscription agreements from investors for the private sale of its Common Units. On March 19, 2015, the Company completed its final private placement of its Common Units. Subscription agreements with commitments (“Commitments”) from investors totaling $2,013,470 for the purchase of Common Units were accepted. Each Common Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

As of December 31, 2015 aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company follow:

	Commitments	Unfunded Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$1,349,024	33.0%	20,134,698

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

The amount recallable as of December 31, 2015 is zero.

Investments Transferred In-Kind:

In partial satisfaction of its capital commitment to TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”), the Company transferred in-kind 100% of its investment interest in two loans with a fair market value of

$111,656 to Strategic Ventures on June 3, 2015. Investments transferred include Motor Coach Industries International, Inc. term loan A and term loan B, outstanding par amount, on a combined basis of $66,656 and Angie’s List , Inc. term loan, outstanding par amount of $45,000 and an unfunded delayed draw of $18,750.

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

2. Significant Accounting Policies

Basis of Presentation: The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-K. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). Certain prior period amounts in the Statement of Operations relating to audit, legal, valuation and tax service fees have been reclassified into “Professional Fees” and sub-administrator, transfer agent and custody fee expense have been reclassified into “Administrative Fees.” On the Statements of Assets and Liabilities certain prior period amounts in sub-administrator, transfer agent and custody fees, insurance, audit and tax service and valuations service fee payables have been reclassified into “Other accrued expenses and liabilities.” These reclassifications have been made to conform to the current period presentation.

Use of Estimates: The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At December 31, 2015 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

Income Taxes: The Company was a C Corporation for the period-ended December 31, 2014, and has elected to be treated as a RIC under the Code for the taxable year ended December 31, 2015. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

The Company generated a net loss in 2014 for tax purposes.

Recent Accounting Pronouncements: On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. The FASB’s focus during deliberations was largely on the investment management industry. The key amendments that are going to have significant impact on Company’s consolidation conclusion include:

•	Limited partnerships will be variable interest entities (VIEs), unless the limited partners have either substantive kick-out or participating rights. Although more partnerships will be VIEs, it is less likely that a general partner will consolidate a limited partnership.

•	The ASU changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis. Specifically, it is less likely that the fees themselves will be considered a variable interest, that an entity will be a VIE, or that consolidation will result.

•	The deferral of ASU 2009-17 for investments in certain investment funds has been eliminated. Therefore, investment managers, general partners, and investors in these investment funds will need to perform a drastically different consolidation evaluation.

•	For entities other than limited partnerships, the ASU clarifies how to determine whether the equity holders (as a group) have power over the entity (this will most likely result in a change to current practice). The clarification could affect whether the entity is a VIE.

ASU 2015-02 becomes effective for the Company on January 1, 2016. Early adoption is permitted. At this time, management is evaluating the ASU to determine whether it will impact the financial statement and whether to early adopt this ASU.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. At this time, management is evaluating the ASU to determine whether it will impact the financial statement and whether to early adopt this ASU.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. The Company is currently evaluating the impact this ASU will have on the financial statements.

3. Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, based on the midpoint of the valuation range obtained for debt investments from a quotation reporting system, established market makers or pricing service.

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by the Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

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

Equity investments in affiliated investment fund (Strategic Ventures), (Level 3) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2015:

Investments	Level 1	Level 2	Level 3	Total
Debt	$—	$—	$586,626	$586,626
Investment Funds & Vehicles(1)	—	—	206,635	206,635
Cash Equivalents	168,850	—	—	168,850

Total Assets	$168,850	$—	$793,261	$962,111

(1)	Includes equity investments in Strategic Ventures.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	$—	$112,500	$112,500

Total Assets	$—	$—	$112,500	$112,500

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2015:

	Investment Funds & Vehicles	Debt	Total
Balance, December 31, 2014	$—	$112,500	$112,500
Purchases	268,229	702,741	970,970
Sales and paydowns of investments (1)	(67,669)	(225,808)	(293,477)

Amortization of discount/(premium)	—	1,268	1,268
Net realized gains (losses)	—	2,350	2,350
Net change in unrealized appreciation/(depreciation)	6,075	(6,425)	(350)

Balance, December 31, 2015	$206,635	$586,626	$793,261

Change in net unrealized appreciation (depreciation) in investments held as of December 31, 2015	6,075	(4,197)	1,878

(1)	Includes in-kind transfer of investments of $111,656.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the period May 13, 2014 (Inception) through December 31, 2014:

	Debt	Total
Balance, May 13, 2014 (Inception)	$—	$—
Purchases	186,200	186,200
Sales and paydowns of investments	(76,088)	(76,088)

Amortization of discount/(premium)	72	72
Net realized gains (losses)	129	129
Net change in unrealized appreciation/(depreciation)	2,187	2,187

Balance, December 31, 2014	$112,500	$112,500

Change in net unrealized appreciation (depreciation) in investments held as of December 31, 2014	$2,187	$2,187

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2015 and for the period May 13, 2014 (Inception) through December 31, 2014, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2015.

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$586,262	Income method	Weighted average cost of capital Shadow Credit Rating	6.4% - 14.5% CCC+ to B+	10.7% NA	Decrease Increase

Investment Funds & Vehicles	$206,635	Net Asset Value	Net Asset Value	$206,635	N/A	Increase

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2014.

Investment Type	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$112,500	Income method	Weighted average cost of capital Shadow Credit Rating	7.8% - 10.1% CCC+ to B+	9.0% NA	Decrease Increase

Valuation Process:

Oversight for determining fair value is the responsibility of the Board of the Company (with input from the Adviser, the audit committee and an external, independent valuation firm retained by the Company). The Company and the Adviser value the investments at fair value on a quarterly basis and whenever required by the Company’s operating agreement. The Company has engaged an external, independent valuation firm to assist the Board in determining the fair market value of the Company’s investments for which market quotations are not readily available.

The Adviser undertakes a multi-step valuation process for investments whose market prices are not otherwise readily available. The valuation process begins with each investment being preliminarily valued by the Adviser. The Company’s external, independent valuation firm also values the investments and provides a valuation range. Based on its own valuation and a review of the external, independent valuation firm’s range and related documentation, the Adviser formulates and documents valuation recommendations. The Adviser provides its valuation recommendation for each investment to the Company’s audit committee, based on / along with the independent valuation report. After the Company’s audit committee reviews the valuation recommendations, the Board discusses the portfolio company and investment valuations with the Adviser and determines the fair value of these investments in good faith.

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

4. Agreements and Related Party Transactions

On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

For the year ended December 31, 2015 and for the period May 13, 2014 (Inception) through December 31, 2014, Management Fees incurred amounted to $35,244 and $3,493, respectively, of which $27,737 remained payable at December 31, 2015. Net expenses include an expense recapture of $312 in the year ended December 31, 2015 which offset the expense reimbursement by the Investment Adviser of $312 in the period from May 13, 2014 (Inception) to December 31, 2014 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

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

For the year ended December 31, 2015 and for the period May 13, 2014 (Inception) through December 31, 2014, no Incentive Fees were incurred.

Administration Agreement: On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) will oversee the maintenance of our financial records and otherwise assist on the Company’s compliance with regulations applicable to a BDC under the 1940 Act, and a RIC under the Code, to prepare reports to our unitholders, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provide us with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

The Company’s investments in affiliated investments for the year ended December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates

TCW Direct Lending Strategic Ventures LLC	$—	$268,229	$67,669	$6,075	$206,635	$894

Total Controlled Affiliates	$—	$268,229	$67,669	$6,075	$206,635	$894

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2015 by investment type:

Unfunded Commitments	Amount	Unrealized gain / (loss)
Help At Home Inc. (commitment expiration August 2020)	$1,486	$(28)

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2015, the Company’s unfunded commitment to Strategic Ventures is $281,040.

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2014 by investment type:

Unfunded Commitments	Amount	Unrealized gain / (loss)
Angie’s List, Inc. (commitment expiration September 2017)	$18,750	$0

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2015, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

As of the year ended December 31, 2015, the Company sold and issued 11,894,188 Common Units at an aggregate purchase price of $100 per unit. The activity for the year ended December 31, 2015 is a follows:

For the year ended December 31, 2015
Units at beginning of year	8,240,510
Units issued and committed	11,894,188

Units issued and committed at end of year	20,134,698

As of December 31, 2014, the Company sold and issued 8,240,510 Common Units at an aggregate purchase price of $100 per unit. The Company has issued and committed units as follows:

For the period from May 13, 2014 (Inception) to December 31, 2014
Units at beginning of period	10
Units issued and committed	8,240,500

Units issued and committed at end of period	8,240,510

7. Credit Facility

On November 12, 2014, the Company entered into a senior secured Revolving Credit Agreement, by and between the Company, as borrower, and Natixis, New York Branch, as administrative agent and committed lender (“Natixis”). That agreement was subsequently amended pursuant to an Amended and Restated Credit Agreement, dated as of December 22, 2014, by and among the Company, Natixis, and various lenders party thereto, which was then further amended pursuant to a Second Amended and Restated Credit Agreement, dated as of July 1, 2015 (as so amended and restated, the “Credit Agreement”).

The Credit Agreement provides for a revolving credit line of up to $750 million (with sublimits for letters of credit of up to $50 million and short-term “swingline” loans of up to $10 million), subject to the available Borrowing Base (generally, a percentage of remaining unfunded commitments from certain eligible Company investors), and is secured by the unfunded commitments of the Company’s investors generally. The initial lender commitment was $250 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%.

Also, on November 12, 2014, the Company consummated two loan purchases pursuant to the Loan Sale Agreement between the Company and TCW Bridge. The Revolving Credit Facility for TCW Bridge with Natixis has been repaid in full from the proceeds of those loan sales and the revolving credit facility for TCW Bridge has been terminated.

As of December 31, 2015 and December 31, 2014, the commitment amounts were $750,000 and $500,000, respectively and the amounts outstanding under the Credit Facility were $329,000 and $55,000, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2015 and December 31, 2014, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6,415 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of December 31, 2015 and December 31, 2014, $4,263 and $4,457, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the year ended December 31, 2015 and December 31, 2014 was as follows:

	For the Year Ended December 31,
	2015	2014(1)
Borrowing interest expense	$3,039	$334
Unused fees	1,660	72
Administrative fees	75	19
Amortization of financing costs	1,943	209

Total	$6,717	$634

Weighted average interest rate	1.97%	1.86%
Average outstanding balance	$154,751	$62,880

(1)	For the period from September 19, 2014 (Initial Closing Date) to December 31, 2014.

8. Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act and has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its common unitholders as dividends. The company was a C corporation (“C-Corp”) and filed a tax return 1120 for 2014. The Company elected to be taxed as a RIC in 2015. There were no earnings and profits for 2014 and the activity was interest income and amortized OID (less) organization and offering costs, management fees, interest expense and fund expenses resulting in a net loss for tax purposes in 2014. Built-in gains by a C-Corp transferred to a RIC are subject to tax. The company does not anticipate a tax on its built-in gains due its current net operating losses.

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

Federal Income Taxes

It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

The Company did not make any distributions to unitholders during the year ended December 31, 2015 and the amount of undistributed income and investment gains/losses are zero.

As of December 31, 2015 and December 31, 2014, the Company’s net unrealized appreciation (depreciation) for Federal income tax purposes is comprised of the following components:

	December 31, 2015	December 31, 2014
Cost of investments for federal income tax purposes	$795,312	$110,313
Unrealized appreciation	$5,828	$2,187
Unrealized depreciation	$7,879	$—
Net unrealized appreciation (depreciation) on investments	$(2,051)	$2,187

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2015. These differences result primarily from net operating losses and differences in accounting for partnership interests.

December 31, 2015
Common unitholders tax reclassification	$(9,620)
Undistributed net investment income	$15,987
Accumulated net realized gain (loss)	$(6,367)

The Company did not have any unrecognized tax benefits at December 31, 2015, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Fund is subject to examination by U.S. federal and state tax authorities for returns filed for the prior three and four fiscal years, respectively.

9. Financial Highlights

Selected data for a unit outstanding throughout the year ended December 31, 2015 and for the period May 13, 2014 (Inception) through December 31, 2014 is below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Year Ended December 31, 2015	For the period from May 13, 2014 (Inception) to December 31, 2014(1)
Net Asset Value Per Unit (accrual base), Beginning of Year/Period	$99.84	$100.00

Net Increase in Common Unitholder NAV from Prior Year(2)	0.09	—

Income from Investment Operations:
Net investment loss(3)	(0.64)	(0.44)
Net realized and unrealized gain (loss)	0.06	0.28

Total from investment operations	(0.58)	(0.16)

Less Distributions:
From net investment income	—	—
From net realized gains	—	—

Total distributions	—	—

Net Asset Value Per Unit (accrual base), End of Year/Period	$99.35	$99.84

Common Unitholder Total Return(4)	(3.3)%	(2.0)%

Ratios and Supplemental Data
Members’ Capital, end of year/period	$651,303	$64,528
Units outstanding, end of year/period	20,134,698	8,240,510

Ratios based on average net assets of Member’s Capital:

Ratio of total expenses to average net assets	13.14%	133.05	%(5)
Expenses recaptured by Investment Adviser	0.09%	(8.41	)%(6)

Ratio of net expenses to average net assets	13.23%	124.64	%(5)
Ratio of financing cost to average net assets	2.00%	17.11%
Ratio of net investment income (loss) before expense recapture to average net assets	(3.77)%	(93.53	)%(5)
Ratio of net investment income (loss) to average net assets	(3.86)%	(85.11	)%(5)
Credit facility payable	329,000	55,000
Asset coverage ratio	3.0	2.2
Portfolio turnover rate	42%	61%

(1)	For the period from September 19, 2014 (Initial Closing Date) to December 31, 2014.
(2)	Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.
(3)	Per unit data was calculated using the number of common units issued and outstanding as of December 31, 2015.
(4)	The Total Return for the years ended December 31, 2015 and for the period from May 13, 2014 (Inception) to December 31, 2014 were calculated by taking the net loss of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.
(5)	Annualized except for organizational costs.
(6)	Annualized.

10. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the year ended December 31, 2015, and for the period May 13, 2014 (Inception) through December 31, 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total Investment Income	$14,012	$10,702	$4,397	$2,310
Net Investment Income/Loss	3,689	498	(5,138)	(11,988)
Net Realized and Unrealized Gain (Loss)	(9,731)	4,492	7,325	(114)
Net Increase (Decrease) in Members’ Capital from Operations	(6,042)	4,990	2,187	(12,102)
Basic and Diluted Earnings (Loss) per Unit	0.86	0.15	0.11	(0.54)
Net Asset Value per Unit at End of Quarter	99.35	99.65	99.41	99.30

	Quarter Ended
	December 31,	September 30,
	2014	2014(1)
Total Investment Income	$1,463	$—
Net Investment Loss	(3,639)	—
Net Realized and Unrealized Gain (Loss)	2,316	—
Net Increase (Decrease) in Members’ Capital from Operations	(1,323)	—
Basic and Diluted Earnings (Loss) per Unit	(0.16)	N.A
Net Asset Value per Unit at End of Quarter	99.84	100.00

(1)	For the period from September 19, 2014 (Initial Closing Date) to September 30, 2014.

11. Subsequent Events

The Company evaluates the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements are issued. There have been no subsequent events that require recognition or disclosure through the date the financial statement was available to be issued other than those described below.