Form 10-Q
period 2016-03-31
TCW Direct Lending LLC
filed 2016-05-12
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of the Registrant’s common units outstanding at May 12, 2016 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TCW Direct Lending LLC

Schedule of Investments

As of March 31, 2016

(Unaudited)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

	Non-Controlled/Non-Affiliated Investments
Auto Components
	Pittsburgh Glass Works LLC (1)	11/25/15	First Lien Term Loan - 9.00% (LIBOR + 8.00%, 1.00% Floor)	7.8%	$50,000,000	11/25/21	$49,529,210	$51,205,000

Chemicals
	Revere Industries, LLC	08/20/15	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	6.2%	41,387,019	08/20/19	40,511,688	40,844,849

Communications Equipment
	Aclara Technologies, LLC	12/21/15	First Lien Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	7.6%	49,500,000	03/28/19	49,091,947	49,871,250

Diversified Consumer Services
	PrePaid Legal Services, Inc.	06/09/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	2.2%	14,225,000	06/01/19	14,168,134	14,092,707

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.50% (LIBOR + 7.75%, 0.75% Floor)	2.1%	13,790,000	01/20/21	13,583,268	13,805,169

	Harvest Hill Beverage Company	01/20/16	First Lien, First Out Term Loan - 5.00% (LIBOR + 4.00%, 1.00% Floor)	6.8%	45,202,700	01/19/21	44,551,395	44,456,855

	Harvest Hill Beverage Company (1)	01/20/16	First Lien, Last Out Term Loan - 7.25% (LIBOR + 6.25%, 1.00% Floor)	19.9%	130,531,861	01/19/21	128,651,088	130,479,649

				28.8%	189,524,561		186,785,751	188,741,673

Health Care Providers & Services
	Help at Home, LLC (1)	08/03/15	First Lien Term Loan B - 10.00% (Prime + 6.50%, 3.50% Floor)	6.6%	43,108,108	08/03/20	42,656,899	42,797,730

	Help at Home, LLC (2)	08/03/15	First Lien - Revolver - 10.00% (Prime + 6.50%, 3.50% Floor)	0.5%	3,513,514	08/03/20	3,513,514	3,467,135

				7.1%	46,621,622		46,170,413	46,264,865

Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico (3)	10/09/15	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00% Floor)	6.5%	42,500,000	10/09/20	41,731,911	42,423,500

Household Durables
	Cedar Electronics Holdings, Corp. (1)	07/01/15	First Lien Term Loan - 6.63% (LIBOR + 6.00%, 0.50% Floor)	3.3%	22,030,300	06/26/20	21,590,977	21,955,397

Industrial Conglomerates
	H-D Advanced Manufacturing Company (1)	06/30/15	First Lien Term Loan A - 8.00% (LIBOR + 7.00%, 1.00% Floor)	18.9%	142,887,868	06/30/20	141,068,335	123,696,927

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	13.3%	89,325,000	06/30/20	88,187,536	87,091,875

Road & Rail
	Total Military Management, Inc. (1)	04/14/15	First Lien Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	12.9%	88,000,000	10/14/20	86,387,059	84,770,400

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	First Lien Term Loan - 9.63% (LIBOR + 9.00%, 0.50% Floor)	4.4%	$28,628,250	01/28/21	$28,144,805	$28,619,662

	Frontier Spinning Mills, Inc. (1)	05/19/15	First Lien Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	2.0%	13,866,515	04/30/20	13,750,382	13,058,097

				6.4%	42,494,765		41,895,187	41,677,759

	Total Non-Controlled/Non-Affiliated Investments			121.0%			807,118,148	792,636,202

					Shares		Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles	TCW Direct Lending Strategic Ventures LLC(3)(4)	06/05/2015	Preferred membership interests	33.6%	208,797		208,797,269	220,450,305

			Common membership interests	0.0%	800		800,000	50,401

	Total Controlled/Affiliated Investments			33.6%			209,597,269	220,500,706

	Cash Equivalents

	Blackrock Liquidity Funds, Yield 0.42%			0.0%			7,001	7,001

	Total Investments 154.6%						$1,016,722,418	$1,013,143,909

	Net unrealized depreciation on unfunded commitments (0.0%)							$(42,811)

	Liabilities in Excess of Other Assets (54.6%)							$(357,890,846)

	Net Assets 100.0%							$655,210,252

(1)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(2)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $3,243,243, and an interest rate at the option of the borrower of Prime (Prime + 6.50%, 3.50% floor) or LIBOR (LIBOR + 7.50%, 1.00% floor), and a maturity of August 3, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(42,811) as of March 31, 2016.
(3)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.8%
Mexico	4.2%

See notes to financial statements

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2015

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

	Non-Controlled/Non-Affiliated Investments
Auto Components
	Pittsburgh Glass Works LLC (1)	11/25/15	First Lien Term Loan - 9.00% (LIBOR + 8.00%, 1.00 Floor)	7.7%	$50,000,000	11/25/21	$49,508,444	$49,950,000

Chemicals
	Revere Industries, LLC	08/20/15	First Lien Term Loan - 9.50% (LIBOR + 8.5%, 1.00% Floor)	6.5%	43,052,885	08/20/19	42,075,281	42,536,250

Communications Equipment
	Aclara Technologies, LLC	12/21/15	First Lien Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	6.7%	43,168,605	03/28/19	42,775,275	43,427,616

Diversified Consumer Services
	PrePaid Legal Services, Inc.	06/09/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	2.2%	14,483,333	06/01/19	14,420,992	14,410,917

Health Care Providers & Services
	Help at Home, Inc. (1)	08/03/15	First Lien Term Loan B -10.00% (Prime + 6.50%, 3.25% Floor)	6.5%	43,175,676	08/03/20	42,705,972	42,398,513

	Help at Home, Inc. (2)	08/03/15	First Lien - Revolver - 10.00% (Prime + 6.50%, 3.25% Floor)	0.8%	5,270,270	08/03/20	5,270,270	5,170,135

				7.3%	48,445,946		47,976,242	47,568,648

Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico (3)	10/09/15	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00 Floor)	6.4%	42,500,000	10/09/20	41,689,317	41,990,000

Household Durables
	Cedar Electronics Holdings, Corp. (1)	07/01/15	First Lien Term Loan - 7.50% (Prime + 4.00%, 3.50% Floor)	3.4%	22,181,000	06/26/20	21,712,652	22,070,095

Industrial Conglomerates
	H-D Advanced Manufacturing Company (1)	06/30/15	First Lien Term Loan A - 8.00% (LIBOR + 7.00%, 1.00% Floor)	20.8%	143,591,912	06/30/20	141,656,132	135,143,228

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	13.6%	89,550,000	06/30/20	88,342,766	88,654,500

Road & Rail
	Total Military Management, Inc.	04/14/15	First Lien Term Loan - 7.75% (LIBOR + 6.75%, 1.00 Floor)	13.3%	88,000,000	10/14/20	86,319,746	86,592,000

Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc. (1)	05/19/15	First Lien Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	2.2%	14,515,385	04/30/20	14,387,068	14,283,138

	Total Non-Controlled/Non-Affiliated Investments			90.1%			590,863,915	586,626,392

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2015 (continued)

					Shares	Cost	Fair Value

	Controlled/Affiliated Investments
Investment Funds & Vehicles	TCW Direct Lending Strategic Ventures LLC (3)(4)	06/05/2015	Preferred membership interests	31.7%	199,760	$199,760,000	$206,595,336

			Common membership interests	0.0%	800	800,000	39,943

	Total Controlled/Affiliated Investments			31.7%		200,560,000	206,635,279

	Cash Equivalents

	Blackrock Liquidity Funds, Yield 0.35%			25.9%	168,850,468	168,850,468	168,850,468

	Total Investments 147.7%					$960,274,383	$962,112,139

	Net unrealized depreciation on unfunded commitments (0.0%)						$(28,243)

	Liabilities in Excess of Other Assets (47.7%)						$(310,780,753)

	Net Assets 100.0%						$651,303,143

(1)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(2)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,486,486, and an interest rate at the option of the borrower of Prime (Prime + 6.50%, 3.25% floor) or LIBOR (LIBOR + 7.50%, 1.00% floor), and a maturity of August 3, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(28,234) as of December 31, 2015.
(3)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.6%
Mexico	4.4%

See notes to financial statements

TCW Direct Lending LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2016 (unaudited)	As of December 31, 2015
Assets

Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $807,118 and $590,864, respectively)	$792,636	$586,626
Controlled affiliated investments (cost of $209,597 and $200,560, respectively)	220,501	206,635
Cash and cash equivalents	127,279	180,436
Receivable for investments sold	—	27,098
Deferred financing costs	3,694	4,263
Capital call due from Members	—	933
Interest receivable	4,991	2,653
Prepaid and other assets	68	157

Total Assets	$1,149,169	$1,008,801

Liabilities
Credit facility payable	$472,000	$329,000
Management fees payable	21,288	27,737
Net unrealized depreciation on unfunded commitments	43	28
Interest and credit facility expense payable	356	496
Directors’ fees payable	61	—
Other accrued expenses and other liabilities	211	237

Total Liabilities	$493,959	$357,498

Commitments and Contingencies (Note 5)

Members’ Capital
Preferred units: (no units issued and outstanding)	$—	$—
Common unitholders commitment: ( 20,134,698 and 20,134,698 units issued and outstanding, respectively)	2,013,470	2,013,470
Common unitholders undrawn commitment: ( 20,134,698 and 20,134,698 units issued and outstanding, respectively)	(1,349,024)	(1,349,024)
Common unitholder offering costs	(853)	(853)
Common unitholder tax reclassification	(9,620)	(9,620)

Common unitholder capital	653,973	653,973
Accumulated net realized loss	(3,888)	(3,888)
Accumulated net investment income (loss)	8,746	(591)
Net unrealized appreciation (depreciation) on investments	(3,621)	1,809

Members’ Capital	$655,210	$651,303

Total Liabilities and Members’ Capital	$1,149,169	$1,008,801

Net Asset Value Per Unit (accrual base) (Note 9)	$99.54	$99.35

See notes to financial statements

TCW Direct Lending LLC

Statements of Operations (unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Investment Income:
Interest income from non-controlled/non-affiliated investments	18,672	2,310
Dividend income from controlled affiliated investments	1,643	—

Total investment income	$20,315	$2,310

Expenses:
Management fees	7,551	12,593
Interest and credit facility expenses	2,853	1,061
Administrative fees	261	131
Professional fees	146	44
Directors’ fees	71	75
Other expenses	96	82

Total expenses	10,978	13,986
Expense recaptured/(reimbursed) by the Investment Adviser	—	312

Net expenses	10,978	14,298

Net investment income (loss)	$9,337	$(11,988)

Net realized and unrealized gain (loss) on investments
Net realized gain on investments from non-controlled/non-affiliated investments	—	8
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	(10,259)	(122)

Net change in unrealized appreciation from controlled affiliated investments	4,829	—

Net realized and unrealized loss on investments	$(5,430)	$(114)

Net increase (decrease) in Members’ Capital from operations	$3,907	$(12,102)

Basic and diluted:
Income (Loss) per unit	$0.19	$(0.54)

See notes to financial statements

TCW Direct Lending LLC

Statements of Changes in Members’ Capital (unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income (loss)	$9,337	$(11,988)
Net realized gain on investments	—	8
Net change in unrealized appreciation (depreciation) on investments	(5,430)	(122)

Net Increase (Decrease) in Members’ Capital from Operations	3,907	(12,102)

Increase (Decrease) in Members’ Capital Resulting from Capital Activity
Contributions	—	105,295
Offering costs	—	(663)

Total Increase in Members’ Capital Resulting from Capital Activity	—	104,632

Total Increase in Members’ Capital	3,907	92,530

Members’ Capital, beginning of period	651,303	64,528

Members’ Capital, end of period	$655,210	$157,058

Accumulated net investment income (loss)	$8,746	$(16,290)

See notes to financial statements

TCW Direct Lending LLC

Statements of Cash Flows (unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$3,907	$(12,102)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(240,575)	—
Proceeds from sales and paydowns of investments	16,014	422
Net realized (gain) loss on investments	—	(8)
Net change in unrealized (appreciation) depreciation on investments	5,430	122
Amortization of premium and accretion of discount, net	(730)	(114)
Amortization of deferred financing costs	569	391
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in prepaid offering costs	—	663
(Increase) decrease in interest receivable	(2,338)	44
(Increase) decrease in receivable from Investment Adviser	—	311
(Increase) decrease in receivable for investments sold	27,098	—
(Increase) decrease in prepaid and other assets	89	(58)
Increase (decrease) in management fees payable	(6,449)	12,593
Increase (decrease) in initial organizational expense payable to affiliate	—	(682)
Increase (decrease) in offering costs payable to affiliate	—	(663)
Increase (decrease) in interest and credit facility expense payable	(140)	371
Increase (decrease) in directors’ fees payable	61	(102)
Increase (decrease) in other accrued expenses and liabilities	(26)	(197)

Net cash provided by (used in) operating activities	$(197,090)	$991

Cash Flows from Financing Activities
Contributions from Members	—	105,295
Capital call due from Members, net	933	(2,496)
Offering costs paid	—	(663)
Deferred financing costs paid	—	(639)
Proceeds from credit facility	333,000	55,000
Repayments of credit facility	(190,000)	—

Net cash provided by financing activities	$143,933	$156,497

Net increase in cash and cash equivalents	$(53,157)	$157,488
Cash and cash equivalents, beginning of period	$180,436	$6,967

Cash and cash equivalents, end of period	$127,279	$164,455

Supplemental and non-cash financing activities
Interest expense paid	$1,916	$260
Deemed purchase and return of capital from Investment Funds & Vehicles	$26,068	$—

See notes to financial statements

TCW DIRECT LENDING LLC

Notes to Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

March 31, 2016

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

As of March 31, 2016 aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows:

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

The amount recallable as of March 31, 2016 is zero.

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

2. Significant Accounting Policies

Basis of Presentation: The accompanying financial statements of the Company are prepared in accordance with the instructions to Form 10-Q. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). Certain prior period amounts in the Statement of Operations relating to audit, legal, valuation and tax service fees have been reclassified into “Professional Fees” and sub-administrator, transfer agent and custody fee expense have been reclassified into “Administrative Fees.” On the Statements of Assets and Liabilities certain prior period amounts in sub-administrator, transfer agent and custody fees, insurance, audit and tax service and valuations service fee payables have been reclassified into “Other accrued expenses and liabilities.” The unaudited financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year. These reclassifications have been made to conform to the current period presentation.

Amounts as of December 31, 2015 included in the unaudited financial statements have been derived from the audited financial statements as of that date. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016.

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At March 31, 2016 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

Income Taxes: The Company has elected to be treated as a RIC under the Code for the taxable year ended December 31, 2015. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company.

Accounting Pronouncements Recently Adopted: In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP. The FASB’s focus during deliberations was largely on the investment management industry. The key amendments that are going to have significant impact on Company’s consolidation conclusion include:

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

ASU 2015-02 became effective for the Company on January 1, 2016. The adoption of ASU 2015-02 had no material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. Prior to the issuance of this ASU, debt issuance costs were required to be presented in the balance sheet as an asset. Upon adoption, the standard requires prior period financial statements to be retrospectively adjusted. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 with early adoption permitted in certain circumstances. The adoption of ASU No. 2015-03 had no material impact on the Company’s financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2015. The adoption of ASU No. 2015-07 had no material impact on the Company’s financial statements.

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	$—	$792,636	$792,636
Investment Funds & Vehicles(1)	—	—	220,501	220,501
Cash Equivalents	7	—	—	7

Total Assets	$7	$—	$1,013,137	$1,013,144

(1)	Includes equity investments in Strategic Ventures.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Investments
Debt	$—	$—	$586,626	$586,626
Investment Funds & Vehicles(1)	—	—	206,635	206,635
Cash Equivalents	168,850	—	—	168,850

Total Assets	$168,850	$—	$793,261	$962,111

(1)	Includes equity investments in Strategic Ventures.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2016:

	Investment Funds & Vehicles	Debt	Total
Balance, December 31, 2015	$206,635	$586,626	$793,261
Purchases	15,243	225,332	240,575
Sales and paydowns of investments	(6,206)	(9,808)	(16,014)
Amortization of discount/(premium)	—	730	730
Net change in unrealized appreciation/ (depreciation)	4,829	(10,244)	(5,415)

Balance, March 31, 2016	$220,501	$792,636	$1,013,137

Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2016	5,932	(10,289)	(4,357)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2015:

Debt
Balance, December 31, 2014	$112,500
Purchases	—
Sales and paydowns of investments	(422)
Amortization of discount/(premium)	114
Net realized gains (losses)	8
Net change in unrealized appreciation/ (depreciation)	(122)
Balance, March 31, 2015	$112,078

Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2015	(121,602)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2016 and for the three months ended March 31, 2015, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2016.

Investment Type	Fair Value at March 31, 2016	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$792,636	Income method	Weighted average cost of capital	5.5% - 17.8%	10.4%	Decrease
			Shadow Rating Method	BB- to B-	NA	Increase
Investment Funds & Vehicles	$220,501	Net Asset Value	Net Asset Value	$220,501	N/A	Increase

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2015.

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$586,262	Income method	Weighted average cost of capital	6.4% - 14.5%	10.7%	Decrease
			Shadow Rating Method	CCC+ to B+	NA	Increase

Investment Funds & Vehicles	$206,635	Net Asset Value	Net Asset Value	$206,635	N/A	Increase

Valuation Process:

Oversight for determining fair value is the responsibility of the Board of the Company (with input from the Adviser and an external, independent valuation firm retained by the Company). The Company and the Adviser value the investments at fair value on a quarterly basis and whenever required by the Company’s operating agreement. The Company has engaged an external, independent valuation firm to assist the Board in determining the fair market value of the Company’s investments for which market quotations are not readily available.

The Adviser undertakes a multi-step valuation process for investments whose market prices are not otherwise readily available. Unless noted, the Company is utilizing the midpoint of a valuation range provided by an external, independent valuation firm and approved by the Board. The Board may approve a value other than the midpoint if it believes that is the fair value. Based on its review of the external, independent valuation firm’s range and related documentation, the Adviser documents the valuation recommendations. The Adviser provides the valuation recommendation for each investment to the Company’s audit committee, based on / along with the independent valuation report. After the Company’s audit committee reviews the valuation recommendations, the Board discusses the portfolio company and investment valuations with the Adviser and determines the fair value of these investments in good faith.

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

For the three months ended March 31, 2016 and for the three months ended March 31, 2015, Management Fees incurred amounted to $7,551 and $12,593, respectively, of which $21,288 remained payable at March 31, 2016.

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

For the three months ended March 31, 2016 and for the three months ended March 31, 2015, no Incentive Fees were incurred.

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

Direct Lending Strategic Ventures LLC:

On June 5, 2015, the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P., entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of Strategic Ventures. Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The Agreement was effective June 5, 2015.

The Company’s capital commitment is $481,600, representing approximately 80% of the preferred and common equity ownership of Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to Strategic Ventures. Strategic Ventures also entered into a revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. Effective August 21, 2015, the revolving credit facility increased to $600 million from $500 million. Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of Strategic Ventures, the Company does not believe that it has control over Strategic Ventures (other than for purposes of the Investment Company Act).

The Company’s investments in affiliated investments for the three months ended March 31, 2016 were as follows:

	Fair Value as of December 31, 2015	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2016	Dividend Income
Controlled Affiliates

TCW Direct Lending Strategic Ventures LLC	$206,635	$15,243	$6,206	$4,829	$222,501	$1,643

Total Controlled Affiliates	$206,635	$15,243	$6,206	$4,829	$222,501	$1,643

The Company’s investments in affiliated investments for the year ended December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates

TCW Direct Lending Strategic Ventures LLC	$—	$268,229	$67,669	$6,075	$206,635	$894

Total Controlled Affiliates	$—	$268,229	$67,669	$6,075	$206,635	$894

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) as of March 31, 2016 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Help At Home Inc. (matures August 2020)	$3,243	$(43)

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2016, the Company’s unfunded commitment to Strategic Ventures is $272,003.

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2015 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Help At Home Inc. (matures August 2020)	$1,486	$(28)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2016, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

As of the three months ended March 31, 2016, the Company did not sell or issue any Common Units. The activity for the three months ended March 31, 2016 is a follows:

For the three months ended March 31, 2016
Units at beginning of period	20,134,698
Units issued and committed	—

Units issued and committed at end of period	20,134,698

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

As of March 31, 2016 and December 31, 2015, the commitment amounts were $750,000 and $750,000, respectively and the amounts outstanding under the Credit Facility were $472,000 and $329,000, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2016 and December 31, 2015, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6,415 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of March 31, 2016 and December 31, 2015, $3,694 and $4,263, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2016 and March 31, 2015 was as follows:

	For the Three Months Ended March 31,
	2016	2015
Borrowing interest expense	$1,925	$263
Unused fees	340	388
Administrative fees	19	19
Amortization of financing costs	569	209

Total	$2,853	$1,061

Weighted average interest rate	2.17%	1.87%
Average outstanding balance	356,154	56,222

8. Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act and has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its common unitholders as dividends. The Company elected to be taxed as a RIC in 2015. Built-in gains by a C-Corp transferred to a RIC are subject to tax. The company does not anticipate a tax on its built-in gains due its current net operating losses.

Federal Income Taxes

It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of March 31, 2016 and December 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation based on cost were as follows:

	March 31, 2016	December 31, 2015
Cost of investments for federal income tax purposes	$1,016,715	$795,312
Unrealized appreciation	$18,164	$5,828
Unrealized depreciation	$21,742	$7,879
Net unrealized appreciation (depreciation) on investments	$(3,578)	$(2,051)

The Company did not have any unrecognized tax benefits at December 31, 2015, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Fund is subject to examination by U.S. federal and state tax authorities for returns filed for the prior three and four fiscal years, respectively.

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2016 and for the three months ended March 31, 2015 is below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.35	$99.84

Net Income in Common Unitholder NAV from Prior Year(1)	—	0.09

Income from Investment Operations:
Net investment income (loss)(2)	0.46	(0.60)
Net realized and unrealized gain (loss)	(0.27)	(0.03)

Total from investment operations	0.19	(0.63)
Less Distributions:
From net investment income	—	—
From net realized gains	—	—

Total distributions	—	—

Net Asset Value Per Unit (accrual base), End of Period	$99.54	$99.30

Common Unitholder Total Return(3)	0.6%	-18.2%

Common Unitholder IRR(4)	-1.9%	N/A

Ratios and Supplemental Data
Members’ Capital, end of period	$655,210	$157,058
Units outstanding, end of period	20,134,698	20,134,698

Ratios based on average net assets of Member’s Capital:
Ratio of total expenses to average net assets(5)	6.74%	16.48%
Expenses recaptured by Investment Adviser(6)	—%	0.37%

Ratio of net expenses to average net assets(5)	6.74%	16.85%
Ratio of financing cost to average net assets	0.44%	1.25%
Ratio of net investment income (loss) before expense recapture to average net assets(5)	5.74%	(13.76)%
Ratio of net investment income (loss) to average net assets(5)	5.74%	(14.13)%
Credit facility payable	472,000	110,000
Asset coverage ratio	2.4	2.4
Portfolio turnover rate	2%	0%

(1)	Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.
(2)	Per unit data was calculated using the number of common units issued and outstanding as of March 31, 2016.
(3)	The Total Return for the three months ended March 31, 2016 and March 31, 2015 were calculated by taking the net loss of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.
(4)	The Internal Rate of Return (IRR) since inception for the Common Unitholders’, after management fees, financing costs and operating expenses is -1.9% through March 31, 2016.

The IRR is computed based on actual cash flow dates (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ capital account at period end.

The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)	Annualized except for organizational costs.
(6)	Annualized.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or a significant portion of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a significant portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being a public entity;

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 30, 2016 and in this report.

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

Overview

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. We have filed an election to be regulated as a BDC under the 1940 Act. We have also elected to be treated for U.S. federal income tax purposes as a RIC under the Code for the taxable year ending December 31, 2015 and subsequent years. We are required to continue to meet the minimum distribution and other requirements for RIC qualification. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

Operating expenses for the three months ended March 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended March 31, 2016 (unaudited)	For the three months ended March 31, 2015 (unaudited)
Expenses
Management fees	$7,551	$12,593
Interest and credit facility expenses	2,853	1,061
Administrative fees	261	131
Professional fees	146	44
Directors’ fees	71	75
Other expenses	96	82

Total expenses	$10,978	$13,986

Expense recaptured by the Investment Adviser	—	312

Net Expenses	$10,978	$14,298

Our total operating expenses were $11.0 million and $14.0 million for the three months ended March 31, 2016 and 2015, respectively. Our operating expenses include management fees attributed to the Adviser of $7.6 million and $12.6 million for the three months ended March 31, 2016 and 2015, respectively. The management fees for the three months ended March 31, 2015 of $12.6 million included $5.0 million for the final placements of Common Units from the Initial Closing Date of September 14, 2014 through those closings. The operating expenses in all categories except directors’ fees increased vs. the prior year period and reflect Company expenses consistent with regular operations vs. the prior period’s commencement of operations activity. Net expenses include an expense recapture of $0.31 million in the three months ended March 31, 2015 which offset the expense reimbursement by the Investment Adviser of $0.31 million in 2014 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net Investment Income (Loss)

Our net investment income (loss) for the three months ended March 31, 2016 and 2015 was $9.3 million and ($12.0) million, respectively. The income for the three months ended March 31, 2016 is attributable to current operations and the increase in the number of debt investments to 14 from 11 as of December 31, 2015 for the Company. The loss for the three months ended March 31, 2015 was attributable to the commencement of investment operations, management fees charged on new commitments and ongoing costs in the period.

Net Realized Gain from Non-controlled/Non-affiliated Investments

The Company had no realized gain for the three months ended March 31, 2016. Our net realized gain on investments was $0.01 million for the three months ended March 31, 2015 which resulted from resulting from the investments originated in the fourth quarter of 2014.

Net Change in Unrealized Depreciation from non-controlled/non-affiliated investments

For the three months ended March 31, 2016, our net change in unrealized depreciation on investments totaled $10.3 million and is primarily attributable to the Company’s investment in H-D Advanced Manufacturing which recorded a $10.9 decrease in fair value for the quarter ended March 31, 2016. The Company’s remaining investments recorded unrealized appreciation of $0.6 million.

For the three months ended March 31, 2015, our net change in unrealized depreciation on investments totaled $0.1 million and resulted from investments originated in 2014.

Net Change in Unrealized Appreciation from controlled/affiliated investments

Our unrealized appreciation from controlled affiliated investments of $4.8 million for the three months ended March 31, 2016 relates to loans originated in 2016 and undistributed profits from TCW Strategic Ventures. The Company did not recognize any unrealized appreciation (depreciation) from controlled affiliated investments for the three months ended March 31, 2015 as this entity commenced operations in June 2015.

Net Increase (Decrease) in Members’ Capital from Operations

Our net increase in Members’ Capital from operations for the three months ended March 31, 2016 was $3,907 resulting from continued operations and investments made during the period.

Our net decrease in Members’ Capital from operations was ($12.1) million for the three months ended March 31, 2015 and resulted from the commencement of investment operations, management fees charged on new commitments and ongoing costs in the period.

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

As of March 31, 2016 and December 31, 2015, aggregate Commitment, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2016	December 31, 2015
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$1,349,024	$1,349,024
Percentage of commitments funded	33.0%	33.0%
Units	20,134,698	20,134,698

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

The Credit Agreement provides for a revolving credit line of up to $750.0 million (with sublimits for letters of credit of up to $50.0 million and short-term “swingline” loans of up to $10.0 million), subject to the available Borrowing Base (generally, a percentage of remaining unfunded commitments from certain eligible Company investors), and is secured by the unfunded commitments of the Company’s investors generally. The initial lender commitment was $250.0 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%.

As of March 31, 2016 and December 31, 2015, the credit facility commitment amounts were $750.0 million and $750.0 million, respectively and the amounts outstanding under the Credit Facility were $472.0 million and $392.0 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2016 and December 31, 2015, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6.4 million in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of March 31, 2016 and December 31, 2015, $3.6 million and $4.3 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

Investment Activity

Based on fair value as of March 31, 2016, our non-controlled/non-affiliated portfolio was comprised by 14 debt investments, of which 100.0% were first-lien investments. As of March 31, 2015, the 2 debt investments outstanding were 100% first lien investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Auto Components	6.5%	0.0%
Chemicals	5.2%	0.0%
Communications Equipment	6.3%	0.0%
Diversified Consumer Services	1.8%	0.0%
Food Products	23.8%	0.0%
Health Care Providers & Services	5.8%	0.0%
Hotels, Restaurant & Leisure	5.4%	0.0%
Household Durables	2.8%	0.0%
Industrial - Conglomerates	15.6%	0.0%
Machinery	0.0%	59.8%
Media	0.0%	40.2%
Metals and Mining	11.0%	0.0%
Road and Rail	10.6%	0.0%
Textiles, Apparel and Luxury Goods	5.2%	0.0%

Total	100.0%	100.0%

Interest income from non-controlled/non-affiliated investments was $18.7 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.

Results of Operations

Our operating results for the three ended March 31, 2016 and 2015 were as follows:

	For the three months ended March 31, 2016 (unaudited)	For the three months ended March 31, 2015 (unaudited)
Total investment income (loss)	$20,315	$2,310
Net Expenses	10,978	14,298

Net investment income (loss)	9,337	(11,988)
Net realized gain on investments	—	8
Net change in unrealized depreciation from non-controlled/non-affiliated investments	(10,259)	(122)
Net change in unrealized appreciation from controlled affiliated investments	4,829	—

Net increase (decrease) in Members’ Capital from operations	$3,907	$(12,102)

The investment income of $20.3 million and $2.3 million is interest income from our investments earned for the three months ended March 31, 2016 and 2015 respectively.

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

The Company’s capital commitment is $481.6 million, representing approximately 80% of the preferred and common equity ownership of TCW Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to TCW Strategic Ventures. TCW Strategic Ventures also entered into a $500.0 million revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. Effective August 21, 2015, the Credit Agreement was amended to increase the revolving credit facility to $600.0 million from $500.0 million. TCW Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of TCW Strategic Ventures, the Company does not believe that it has control over TCW Strategic Ventures (other than for purposes of the Investment Company Act).

The Company’s investments in affiliated investments for the three months ended March 31, 2016 were as follows:

	Fair Value as of December 31, 2015	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$41,311	$32,274	$4,829	$222,501	$1,643

Total Controlled Affiliates	$206,635	$41,311	$32,274	$4,829	$222,501	$1,643

The Company’s investments in affiliated investments for the year ended December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$—	$268,229	$67,669	$6,075	$206,635	$894

Total Controlled Affiliates	$—	$268,229	$67,669	$6,075	$206,635	$894

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

In addition to the discussion below, our critical accounting policies are further described in Note 2 to the financial statements. We consider these accounting policies to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 30, 2016

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

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

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2016 and December 31, 2015 is as follows:

Revolving Credit Agreement (1)	Total Facility Commitment	Borrowings Outstanding	Available Amount
Total Debt Obligations - March 31, 2016	$750,000	$472,000	$278,000

Total Debt Obligations - December 31, 2015	$750,000	$329,000	$421,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gain/(loss) as of March 31, 2016 and December 31, 2015 by investment type:

	March 31, 2016
Unfunded Commitments	Amount	Unrealized gain/(loss)
Help At Home, Inc. (commitment expiration August 2020)	$3,243	$(43)

	December 31, 2015
Unfunded Commitments	Amount	Unrealized gain/(loss)
Help At Home, Inc. (commitment expiration August 2020)	$1,486	$(28)

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of March 31, 2016, the Company’s unfunded commitment to Strategic Ventures is $272.0 million.

Recent Developments

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2016, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2016, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 100.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2016 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$25,700	$14,357	$11,343
Up 200 basis points	15,574	9,571	6,003
Up 100 basis points	5,395	4,786	609
Down 100+ basis points	(0)	(2,188)	2,188

Item 4.	Controls and Procedures

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

Sales of unregistered securities

On September 19, 2014, the Company began accepting subscription agreements from investors for the private sale of its Common Units. The Company continued to enter into subscription agreements through the final closing date of March 19, 2015. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the unitholders. The issuance of the Common Units pursuant to these subscription agreements and any draw by the Company under the related commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months end March 31, 2016 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 12, 2016	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 12, 2016	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer