Form 10-Q
period 2016-06-30
TCW Direct Lending LLC
filed 2016-08-11
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of the Registrant’s common units outstanding at August 11, 2016 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TCW Direct Lending LLC

Schedule of Investments

As of June 30, 2016

(Unaudited)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

	Non-Controlled/Non-Affiliated Investments Debt
Chemicals
	Revere Industries, LLC	08/20/15	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	3.0%	20,021,431	08/20/19	19,629,156	20,021,431

				3.0%	20,021,431		19,629,156	20,021,431

Communications Equipment
	Aclara Technologies, LLC	12/21/15	Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	7.5%	49,500,000	03/28/19	49,125,983	49,995,000

				7.5%	49,500,000		49,125,983	49,995,000

Diversified Consumer Services
	Pre Paid Legal Services, Inc.	06/09/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	2.3%	15,386,713	07/01/19	15,336,770	15,337,476

				2.3%	15,386,713		15,336,770	15,337,476

Diversified Financial Services
	Verus Financial, LLC	04/12/16	Term Loan - 8.00% (LIBOR + 7.25%, 0.75% Floor)	2.6%	17,390,625	04/12/21	17,058,152	17,420,189

				2.6%	17,390,625		17,058,152	17,420,189

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.50% (LIBOR + 7.75%, 0.75% Floor)	2.0%	13,755,525	01/20/21	13,560,002	13,798,167

	Harvest Hill Beverage Company	01/20/16	First Lien, First Out Term Loan - 5.00% (LIBOR + 4.00%, 1.00% Floor)	4.5%	30,162,248	01/19/21	29,750,201	29,923,966

	Harvest Hill Beverage Company(2)	01/20/16	First Lien, Last Out Term Loan - 7.25% (LIBOR + 6.25%, 1.00% Floor)	16.7%	111,818,816	01/19/21	110,291,259	111,986,545

				21.2%	141,981,064		140,041,460	141,910,511

				23.2%	155,736,589		153,601,462	155,708,678

Health Care Providers & Services
	Help at Home, LLC(3)	08/03/15	Revolver - 10.00% (Prime + 6.50%, 3.50% Floor)	0.2%	1,351,351	08/03/20	1,351,351	1,335,811

	Help at Home, LLC(2)	08/03/15	Term Loan B - 10.00% (Prime + 6.50%, 3.50% Floor)	6.4%	43,040,541	08/03/20	42,607,771	42,954,459

				6.6%	44,391,892		43,959,122	44,290,270

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico(4)	10/09/15	Senior Secured Notes - 11.00% (LIBOR + 10.00%, 1.00% Floor)	6.2%	41,437,500	10/09/20	40,730,142	41,474,794

				6.2%	41,437,500		40,730,142	41,474,794

	OTG Management, LLC(1)	06/30/16	Delayed Draw Term Loan - 8.75% (LIBOR + 7.25%, 1.50% Floor)	6.3%	41,971,782	12/11/17	41,971,782	41,850,064

	OTG Management, LLC(1)	06/30/16	First Lien Term Loan - 8.75% (LIBOR + 7.25%, 1.50% Floor)	4.0%	27,173,549	12/11/17	27,173,549	27,094,745

				10.3%	69,145,331		69,145,331	68,944,809

				16.5%	110,582,831		109,875,473	110,519,603

Household Durables
	Cedar Electronics Holdings, Corp(2)	7/01/2015	Senior Term Loan – 6.50% (LIBOR + 6.00%, 0.50% Floor)	3.2%	21,879,600	6/26/20	21,468,948	21,805,209

	Robertshaw US Holding Corp	06/15/16	Term Loan B - 9.00% (LIBOR + 7.50%, 1.50% Floor)	9.4%	62,872,302	06/18/19	62,478,286	62,979,185

	Robertshaw US Holding Corp	06/15/16	Term Loan C - 9.00% (LIBOR + 7.50%, 1.50% Floor)	0.7%	4,750,013	06/18/19	4,750,013	4,753,813

				10.1%	67,622,315		67,228,299	67,732,998

				13.3%	89,501,915		88,697,247	89,538,207

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 5.00% (LIBOR + 4.00%, 1.00% Floor, 1.16% PIK)	4.7%	33,558,824	06/30/20	33,156,558	31,447,974

	H-D Advanced Manufacturing Company(2)	06/30/15	First Lien Last Out Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor, 5.27% PIK)	13.0%	108,625,000	06/30/20	107,322,927	87,171,562

				17.7%	142,183,824		140,479,485	118,619,536

Information Technology Services
	ENA Holding Corporation(5)	05/06/16	First Lien Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	4.7%	32,029,043	05/05/21	31,493,194	31,763,202

				4.7%	32,029,043		31,493,194	31,763,202

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	13.2%	89,100,000	06/30/20	88,031,970	88,681,230

				13.2%	89,100,000		88,031,970	88,681,230

Road & Rail
	Total Military Management, Inc.(2)	04/14/15	Second Out Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	12.5%	88,000,000	10/14/20	86,453,685	83,749,600

				12.5%	88,000,000		86,453,685	83,749,600

Software
	Quicken Parent Corp.(6)	04/01/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	3.8%	25,486,875	04/01/21	25,293,141	25,629,602

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 9.64% (LIBOR + 9.00%, 0.50% Floor)	4.2%	28,556,500	01/28/21	28,099,158	28,262,368

	Frontier Spinning Mills, Inc.(2)	05/19/15	Last Out Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	1.9%	14,308,806	04/30/20	14,201,827	12,355,654

				6.1%	42,865,306		42,300,985	40,618,022

	Equity				Shares		Cost
	Verus Financial, LLC(7)	05/20/16	Common Stock	1.3%	8,750		8,507,135	8,507,135

	Total Non-Controlled/Non-Affiliated Investments			134.3%			919,842,960	900,299,181

					Shares		Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles	TCW Direct Lending Strategic Ventures LLC(4)(8)	06/05/15	Preferred membership interests	38.8%	245,161		245,160,910	260,313,318

			Common membership interests	0.0%	800		800,000	236,568

	Total Controlled/Affiliated Investments			38.8%			245,960,910	260,549,886

	Cash Equivalents

	Blackrock Liquidity Funds, Yield 1.00%			0.0%			7,005	7,005

	Total Investments 173.1%						$1,165,810,875	$1,160,856,072

	Net unrealized depreciation on unfunded commitments (0.0%)							$(129,385)

	Liabilities in Excess of Other Assets (73.1%)							$(490,251,970)

	Net Assets 100.0%							$670,474,717

(1)	Excluded from the investment total above is a delayed draw term loan commitment in an amount not to exceed $12,761,249, an interest rate of LIBOR plus 7.25%, with a LIBOR Floor of 1.50%, and a maturity of December 11, 2017. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(37,008) as of June 30, 2016.
(2)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(3)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $5,405,405, and an interest rate at the option of the borrower of Prime (Prime + 6.50%, 3.50% floor) or LIBOR (LIBOR + 7.50%, 1.00% floor), and a maturity of August 3, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(62,162) as of June 30, 2016.
(4)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(5)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $4,804,290, an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 5, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(39,876) as of June 30, 2016.
(6)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,725,000, an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of April 1, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $9,660 as of June 30, 2016.
(7)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(8)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Country Breakdown of Portfolio
United States	96.4%
Mexico	3.6%

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

See notes to financial statements

TCW Direct Lending LLC

Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30, 2016 (unaudited)	As of December 31, 2015
Assets

Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $919,843 and $590,864, respectively)	$900,299	$586,626
Controlled affiliated investments (cost of $245,961 and $200,560, respectively)	260,550	206,635
Cash and cash equivalents	147,211	180,436
Receivable for investments sold	—	27,098
Deferred financing costs	3,124	4,263
Capital call due from Members	—	933
Interest receivable	5,900	2,653
Prepaid and other assets	295	157

Total Assets	$1,317,379	$1,008,801

Liabilities
Credit facility payable	$635,000	$329,000
Management fees payable	11,187	27,737
Net unrealized depreciation on unfunded commitments	129	28
Interest and credit facility expense payable	240	496
Directors’ fees payable	114	—
Other accrued expenses and other liabilities	234	237

Total Liabilities	$646,904	$357,498

Commitments and Contingencies (Note 5)

Members’ Capital
Preferred units: (no units issued and outstanding)	$—	$—
Common unitholders commitment: ( 20,134,698 and 20,134,698 units issued and outstanding, respectively)	2,013,470	2,013,470
Common unitholders undrawn commitment: ( 20,134,698 and 20,134,698 units issued and outstanding, respectively)	(1,204,791)	(1,349,024)
Common unitholders return of capital	(144,233)	—
Common unitholder offering costs	(853)	(853)
Common unitholder tax reclassification (Note 8)	(9,620)	(9,620)

Common unitholder capital	653,973	653,973
Accumulated net realized loss	(3,770)	(3,888)
Accumulated net investment gain (loss)	25,356	(591)
Net unrealized appreciation (depreciation) on investments	(5,084)	1,809

Members’ Capital	$670,475	$651,303

Total Liabilities and Members’ Capital	$1,317,379	$1,008,801

Net Asset Value Per Unit (accrual base) (Note 9)	$93.14	$99.35

See notes to financial statements

TCW Direct Lending LLC

Statements of Operations (unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income from non-controlled/non-affiliated investments	23,981	4,397	42,653	6,707
Dividend income from controlled affiliated investments	3,320	—	4,963	—
Other fee income	652	—	652	—

Total investment income	27,953	4,397	48,268	6,707

Expenses:
Management fees	7,550	7,550	15,101	20,143
Interest and credit facility expenses	3,123	1,408	5,976	2,469
Administrative fees	252	135	513	266
Professional fees	243	269	389	313
Directors’ fees	73	70	144	145
Other expenses	102	103	198	185

Total expenses	11,343	9,535	22,321	23,521
Expense recaptured/(reimbursed) by the Investment Adviser	—	—	—	312

Net expenses	11,343	9,535	22,321	23,833

Net investment income (loss)	$16,610	$(5,138)	$25,947	$(17,126)

Net realized and unrealized gain (loss) on investments
Net realized gain on investments from non-controlled/non-affiliated investments	118	1,987	118	1,995
Net change in unrealized appreciation (depreciation) from non-controlled/non-affiliated investments	(5,148)	4,941	(15,407)	4,819

Net change in unrealized appreciation from controlled affiliated investments	3,685	397	8,514	397

Net realized and unrealized gain (loss) on investments	$(1,345)	$7,325	$(6,775)	$7,211

Net increase (decrease) in Members’ Capital from operations	$15,265	$2,187	$19,172	$(9,915)

Basic and diluted:
Income (Loss) per unit	$0.76	$0.11	$0.95	$(0.52)

See notes to financial statements

TCW Direct Lending LLC

Statements of Changes in Members’ Capital (unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income (loss)	$25,947	$(17,126)
Net realized gain on investments	118	1,995
Net change in unrealized appreciation (depreciation) on investments	(6,893)	5,216

Net Increase (Decrease) in Members’ Capital from Operations	19,172	(9,915)

Distributions to shareholders from:
Return of capital	(144,233)	—

Total distributions to shareholders	(144,233)	—

Increase (Decrease) in Members’ Capital Resulting from Capital Activity
Contributions	144,233	405,302
Offering costs	—	(663)

Total Increase in Members’ Capital Resulting from Capital Activity	144,233	404,639

Total Increase in Members’ Capital	19,172	394,724

Members’ Capital, beginning of period	651,303	64,528

Members’ Capital, end of period	$670,475	$459,252

Accumulated net investment gain (loss)	$25,356	$(21,428)

See notes to financial statements

TCW Direct Lending LLC

Statements of Cash Flows (unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$19,172	$(9,915)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(515,601)	(586,034)
Proceeds from sales and paydowns of investments	143,771	126,043
Net realized (gain) loss on investments	(118)	(1,995)
Net change in unrealized (appreciation) depreciation on investments	6,893	(5,216)
Amortization of premium and accretion of discount, net	(2,432)	(281)
Amortization of deferred financing costs	1,139	783
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in prepaid offering costs	—	663
(Increase) decrease in interest receivable	(3,247)	(1,289)
(Increase) decrease in receivable from Investment Adviser	—	311
(Increase) decrease in receivable for investments sold	27,098	—
(Increase) decrease in prepaid and other assets	(138)	—
Increase (decrease) in management fees payable	(16,550)	20,143
Increase (decrease) in initial organizational expense payable to affiliate	—	(682)
Increase (decrease) in offering costs payable to affiliate	—	(663)
Increase (decrease) in interest and credit facility expense payable	(256)	297
Increase (decrease) in directors’ fees payable	114	(52)
Increase (decrease) in other accrued expenses and liabilities	(3)	(219)

Net cash provided by (used in) operating activities	$(340,158)	$(458,106)

Cash Flows from Financing Activities
Contributions from Members	—	405,302
Capital call due from Members, net	933	100
Offering costs paid	—	(663)
Deferred financing costs paid	—	(644)
Proceeds from credit facility	576,000	429,000
Repayments of credit facility	(270,000)	(49,000)

Net cash provided by financing activities	$306,933	$784,095

Net increase (decrease) in cash and cash equivalents	$(33,225)	$325,989
Cash and cash equivalents, beginning of period	$180,436	$6,967

Cash and cash equivalents, end of period	$147,211	$332,956

Supplemental and non-cash financing activities
Interest expense paid	$4,238	$924
Deemed purchase and return of capital from Investment Funds & Vehicles	$26,068	$—
In-kind transfer of investments	$—	$111,656
Deemed distribution/re-contribution	$144,233	$—

See notes to financial statements

TCW DIRECT LENDING LLC

Notes to Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

June 30, 2016

1. Organization and Basis of Presentation

Organization: TCW Direct Lending LLC (the “Company” and “our”), was formed as a Delaware corporation on March 20, 2014 and converted to a Delaware limited liability company on April 1, 2014. We conducted a private offering of our limited liability company units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The Company has engaged TCW Asset Management Company LLC (“TAMCO”), an affiliate of The TCW Group, Inc. (“TCW”) to be its adviser (the “Adviser”). On May 13, 2014 (“Inception Date”), the Company sold and issued 10 Common Units at an aggregate purchase price of $1 to TAMCO.

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

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date, September 14, 2020 unless extended or sooner dissolved as provided in the limited liability agreement or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the Members at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the Common Unitholders.

Commitment Period: The Commitment Period commenced on September 19, 2014 (the “Initial Closing Date”) and will end on the third anniversary of the Initial Closing Date.

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2016 aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company follow:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$1,204,791	40.2%	20,134,698

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to 75% of the principal amount or the cost portion of any Portfolio Investment that is fully repaid to or otherwise fully recouped by the Company within one year of the Company’s investment. The Recallable Amount is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of June 30, 2016 is $63,750.

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

Organization and Offering Costs: Costs incurred to organize the Company totaling $665 were expensed as incurred. Offering costs totaling $853 were accumulated and charged directly to Members’ Capital after the end of the period during which Common Units were offered (the “Closing Period”). The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments of the Company for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At June 30, 2016 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

The Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. The Company also adopted ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015. Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. The adoption of ASU No. 2015-03 and ASU 2015-15 had no material impact on the Company’s financial statements.

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

Equity, (Level 3), include common stock. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health, and relevant business developments of the issuer; EBITDA, market multiples of comparable companies, comparable market transactions and recent trades or transactions; issuer, industry and market events; contractual or legal restrictions on the sale of the security. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of June 30, 2016:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$891,792	$—	$891,792
Equity	—	—	8,507	—	8,507
Investment Funds & Vehicles(1)	—	—	—	260,550	260,550
Cash equivalents	7	—	—	—	7

Total Assets	$7	$—	$900,299	$260,550	$1,160,856

(1)	Includes equity investments in Strategic Ventures. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2015:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$586,626	$—	$586,626
Investment Funds & Vehicles(1)	—	—	—	206,635	206,635
Cash equivalents	168,850	—	—	—	168,850

Total Assets	$168,850	$—	$586,626	$206,635	$962,111

(1)	Includes equity investments in Strategic Ventures. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2016:

	Debt	Equity	Total
Balance, March 31, 2016	$792,636	$—	$792,636
Purchases	228,716	8,750	237,466
Sales and paydowns of investments	(126,318)	(243)	(126,561)
Amortization of discount/(premium)	1,702	—	1,702
Net realized gains (losses)	118	—	118
Net change in unrealized appreciation/ (depreciation)	(5,062)	—	(5,062)

Balance, June 30, 2016	$891,792	$8,507	900,299

Change in net unrealized appreciation (depreciation) in investments held as of June 30, 2016	$(4,620)	$—	$(4,620)

	Debt	Equity	Total
Balance, December 31, 2015	$586,626	$—	$586,626
Purchases	454,048	8,750	462,798
Sales and paydowns of investments	(136,126)	(243)	(136,369)
Amortization of discount/(premium)	2,432	—	2,432
Net realized gains (losses)	118	—	118
Net change in unrealized appreciation/ (depreciation)	(15,306)	—	(15,306)

Balance, June 30, 2016	$891,792	$8,507	$900,299

Change in net unrealized appreciation (depreciation) in investments held as of June 30, 2016	$(14,864)	$—	$(14,864)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2015:

	Debt		Debt
Balance, March 31, 2015	$112,078	Balance, December 31, 2014	$112,500
Purchases	431,405	Purchases	431,405
Sales and paydowns of investments (1)	(112,147)	Sales and paydowns of investments (1)	(112,569)
Amortization of discount/(premium)	167	Amortization of discount/(premium)	281
Net realized gains (losses)	1,987	Net realized gains (losses)	1,995
Net change in unrealized appreciation/ (depreciation)	4,941	Net change in unrealized appreciation/ (depreciation)	4,819

Balance, June 30, 2015	$438,431	Balance, June 30, 2015	$438,431

Change in net unrealized appreciation (depreciation) in investments held as of June 30, 2015	4,941		7,006

(1)	Includes in-kind transfer of $111,656.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2016, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2016.

Investment Type	Fair Value at June 30, 2016	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$804,620	Income method	Weighted average cost of capital	5.0% - 21.5%	9.2%	Decrease
			Shadow Credit Rating	CCC- to BB	N/A	Increase
Debt	$87,172	Market method	EV Implied Multiple	8.0x to 9.0x	N/A	Increase
Equity	$8,507	Market method	EV Implied Multiple	10.75x to 11.75x	N/A	Increase

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2015.

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range	Weighted Average		Impact to Valuation from an Increase in Input
Debt	$586,262	Income method	Weighted average cost of capital Shadow Credit Rating	6.4% - 14.5% CCC+ to B+	10.7 N/A	%	Decrease Increase

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

The Adviser uses all relevant factors in recommending fair value including, without limitation, any of the following factors as may be deemed relevant by the Board: current financial position and current and historical operating results of the issuer; sales prices of recent public or private transactions in the same or similar securities, including transactions on any securities exchange on which such securities are listed or in the over-the-counter market; general level of interest rates; recent trading volume of the security; restrictions on transfer including the Company’s right, if any, to require registration of its securities by the issuer under the securities laws; any liquidation preference or other special feature or term of the security; significant recent events affecting the portfolio company, including any pending private placement, public offering, merger, or acquisition; the price paid by the Company to acquire the asset; the percentage of the issuer’s outstanding securities that is owned by the Company and all other factors affecting value.

4. Agreements and Related Party Transactions

Advisory Agreement:

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

Management Fee:

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

For the three and six months ended June 30, 2016, Management Fees incurred amounted to $7,550 and $15,101, respectively, of which $11,187 remained payable at June 30, 2016. For the three and six months ended June 30, 2015, Management Fees incurred amounted to $7,550 and $20,143, respectively, of which $23,636 remained payable at June 30, 2015.

Transaction and Offset Fees:

Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Notwithstanding the foregoing, for administrative or other reasons, certain fees described in clauses (i) through (iv) above (including any fees for administrative agent services provided by the Adviser or an affiliate with respect to a particular loan or portfolio of loans made by the Company) may be paid to the Adviser or the affiliate (rather than directly to the Company), in which case the amount of such fees (net of any related expenses associated with the generation of such fees borne by the Adviser or such affiliate that have not been and will not be reimbursed by the Portfolio Company) shall be paid to the Company or shall offset amounts (including the Management Fee) otherwise payable by the Company to the Adviser.

Since inception of the Company through the three and six month periods ended June 30, 2016, the Adviser was paid directly zero and $652, respectively in such fees. In accordance with the limited liability company agreement, as of June 30, 2016 all of the $652 of such fees has been recorded as fee income. No fees were paid to the Advisor for the three and six month periods ended June 30, 2015.

Incentive Fee:

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

For the three and six months ended June 30, 2016, no Incentive Fees were incurred. For the three and six months ended June 30, 2015, no Incentive Fees were incurred.

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

The Company’s investments in affiliated investments for the six months ended June 30, 2016 were as follows:

	Fair Value as of December 31, 2015	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2016	Dividend Income
Controlled Affiliates

TCW Direct Lending Strategic Ventures LLC	$206,635	$52,803	$7,402	$8,514	$260,550	$4,963

Total Controlled Affiliates	$206,635	$52,803	$7,402	$8,514	$260,550	$4,963

The Company’s investments in affiliated investments for the year December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates

TCW Direct Lending Strategic Ventures LLC	$—	$268,229	$67,669	$6,075	$206,635	$894

Total Controlled Affiliates	$—	$268,229	$67,669	$6,075	$206,635	$894

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) as of June 30, 2016 by investment:

Unfunded Commitments	Amount	Unrealized gain/(loss)
ENA Holdings Corporation (matures May 2021)	$4,804	$(40)
Help At Home Inc. (matures August 2020)	5,405	(62)
OTG Management LLC (matures December 2017)	12,761	(37)
Quicken Parent Corp. (matures February 2017)	1,725	10
Total Unfunded Commitments	24,695	(129)

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2016, the Company’s unfunded commitment to Strategic Ventures is $235,639.

The Company had the following unfunded commitments and unrealized gain/(loss) as of December 31, 2015 by investment type:

Unfunded Commitments	Amount	Unrealized gain/(loss)
Help At Home Inc. (matures August 2020)	$1,486	$(28)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2016, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

As of the six months ended June 30, 2016, the Company did not sell or issue any Common Units at an aggregate purchase price of $100 per unit. The Company processed a deemed distribution and re-contribution on May 20, 2016 for $144,233. The activity for the three and six months ended June 30, 2016 is a follows:

	For the three months ended June 30, 2016	For the six months ended June 30, 2016
Units at beginning of period	20,134,698	20,134,698
Units issued and committed	—	—

Units issued and committed at end of period	20,134,698	20,134,698

As of the six months ended June 30, 2015, the Company sold and issued 11,894,188 Common Units at an aggregate purchase price of $100 per unit. The activity for the three and six months ended June 30, 2015 is a follows:

	For the three months June 30, 2015	For the six months ended June 30, 2015
Units at beginning of period	20,134,698	8,240,510
Units issued and committed	0	11,894,188

Units issued and committed at end of period	20,134,698	20,134,698

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

The Credit Agreement provides for a revolving credit line of up to $750 million (with sublimits for letters of credit of up to $50 million and short-term “swingline” loans of up to $10 million), subject to the available Borrowing Base (generally, a percentage of remaining unfunded commitments from certain eligible Company investors), and is secured by the undrawn commitments together with the recallable amounts of the Company’s investors generally. The initial lender commitment was $250 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%.

As of June 30, 2016 and December 31, 2015, the commitment amounts were $750,000 and $750,000, respectively and the amounts outstanding under the Credit Facility were $635,000 and $329,000, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2016 and December 31, 2015, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6,415 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of June 30, 2016 and December 31, 2015, $3,124 and $4,263, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2016 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Borrowing interest expense	$2,332	$681	$4,257	$944
Unused fees	202	317	542	705
Administrative fees	19	18	38	37
Amortization of financing costs	570	392	1,139	783

Total	3,123	1,408	5,976	2,469

Weighted average interest rate	2.18%	1.89%	2.18%	1.88%
Average outstanding balance	430,066	142,527	393,110	99,613

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

As of June 30, 2016 and December 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation for Federal income tax purposes were as follows:

	June 30, 2016	December 31, 2015
Cost of investments for federal income tax purposes	$1,165,811	$795,312
Unrealized appreciation	$21,671	$5,828
Unrealized depreciation	$26,626	$7,879
Net unrealized appreciation (depreciation) on investments	$(4,955)	$(2,051)

The Company did not have any unrecognized tax benefits at December 31, 2015, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Fund is subject to examination by U.S. federal and state tax authorities for returns filed for the prior three and four fiscal years, respectively.

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2016 and June 30, 2015 is below. The accrual base Net Asset Value is calculated by subtracting the per unit income (loss) from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Net Asset Value Per Unit (accrual base), Beginning of Period	$99.35	$99.84

Net Income in Common Unitholder NAV from Prior Year(1)	—	0.09

Income from Investment Operations:
Net investment income (loss)(2)	1.29	(0.88)
Net realized and unrealized gain (loss)	(.34)	0.36

Total from investment operations	.95	(0.52)
Less Distributions:
From net investment income	0.00	0.00
From net realized gains	0.00	0.00
Return of capital	(7.16)	0.00

Total distributions	(7.16)	—

Net Asset Value Per Unit (accrual base), End of Period	$93.14	$99.41

Common Unitholder Total Return(3)(7)	2.9%	-7.1%

Common Unitholder IRR(4)	0.9%	—%

Ratios and Supplemental Data
Members’ Capital, end of period	$670,475	$459,252
Units outstanding, end of period	20,134,698	20,134,698

Ratios based on average net assets of Member’s Capital:
Ratio of total expenses to average net assets(5)	6.81%	14.87%
Expenses recaptured by Investment Adviser(6)	—%	0.20%

Ratio of net expenses to average net assets(5)	6.81%	15.07%
Ratio of financing cost to average net assets(7)	0.91%	1.56%
Ratio of net investment income (loss) before expense recapture to average net assets(5)	7.91%	(10.63)%
Ratio of net investment income (loss) to average net assets(5)	7.91%	(10.83)%
Credit facility payable	635,000	435,000
Asset coverage ratio	2.1	2.1
Portfolio turnover rate(7)	14%	64%

(1)	Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.
(2)	Per unit data was calculated using the number of common units issued and outstanding as of June 30, 2016.
(3)	The Total Return for the six months ended June 30, 2016 and June 30, 2015 were calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.
(4)	The Internal Rate of Return (IRR) since inception for the Common Unitholders’, after management fees, financing costs and operating expenses is 0.9% through June 30, 2016.

The IRR is computed based on cash flow due dates contained in notices to Member’s (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ capital account at period end.

The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)	Annualized except for organizational costs.
(6)	Annualized.
(7)	Not annualized.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. We do not anticipate the Direct Lending Team to originate investments for us with PIK interest features, although, we may have investments with payment-in-kind (“PIK”) interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Operating expenses for the three and six months ended June 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended June 30, 2016 (unaudited)	For the three months ended June 30, 2015 (unaudited)
Expenses
Management fees	$7,550	$7,550
Interest and credit facility expenses	3,123	1,408
Administrative fees	252	135
Professional fees	243	269
Directors’ fees	73	70
Other expenses	102	103

Total expenses	$11,343	$9,535

Expense recaptured by the Investment Adviser	—	—

Net Expenses	$11,343	$9,535

	For the six months ended June 30, 2016 (unaudited)	For the six months ended June 30, 2015 (unaudited)
Expenses
Management fees	$15,101	$20,143
Interest and credit facility expenses	5,976	2,469
Administrative fees	513	266
Professional fees	389	313
Directors’ fees	144	145
Other expenses	198	185

Total expenses	$22,321	$23,521

Expense recaptured by the Investment Adviser	—	312

Net Expenses	$22,321	$23,833

Our total operating expenses were $11.3 million and $9.5 million for the three months ended June 30, 2016 and 2015, respectively. Our operating expenses include management fees attributed to the Adviser of $7.6 million and $7.6 million for the three months ended June 30, 2016 and 2015, respectively. Interest and credit facility and administrative fees expenses increased vs. the prior year and reflect the increase our business activity and related increase in credit facility outstanding. Other expenses are consistent with prior year amounts.

For the six months ended June 30, 2016 and 2015, our net operating expenses were $22.3 million and $23.8 million, respectively. Our operating expenses include management fees attributed to the Adviser of $15.1 million and $20.1 million for the six months ended June 30, 2016 and 2015, respectively. The management fees for the six months ended June 30, 2015 of $20.1 million included $5.0 million for the final placements of Common Units from the Initial Closing Date of September 14, 2014 through those closings. The operating expenses in all categories except directors’ fees increased vs. the prior year period and reflect Company expenses consistent with regular operations vs. the prior period’s commencement of operations activity. Net expenses include an expense recapture of $0.3 million in the six months ended June 30, 2015 which offset the expense reimbursement by the Investment Adviser of $0.3 million in 2014 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net Investment Income (Loss)

Our net investment income (loss) for the three months ended June 30, 2016 and 2015 was $16.6 million and ($5.1) million, respectively. The income for the three months ended June 30, 2016 is attributable to current operations and the increase in the number of debt investments to 18 from 14 as of March 31, 2016 for the Company. The loss for the three months ended June 30, 2015 was attributable to the commencement of investment operations and ongoing costs in the period.

Our net investment income (loss) for the six months ended June 30, 2016 and 2015 was $25.9 million and ($17.1) million, respectively. The income for the six months ended June 30, 2016 is attributable to current operations and the increase in the number of debt investments to 18 from 11 as of December 31, 2015 for the Company. The loss for the six months ended June 30, 2015 was attributable to the commencement of investment operations, management fees charged on new commitments and ongoing costs in the period.

Net Realized Gain from Non-controlled/Non-affiliated Investments

The Company had a realized gain for the three months and six months ended June 30, 2016 of $0.1 million vs. a $2.0 million gain for the three and six months ended June 30, 2015. The gain in 2015 resulted primarily from the transfer of investments to TCW Direct Lending Strategic Ventures LLC and the corresponding realization of origination fees from the transferred investments.

Net Change in Unrealized Appreciation / Depreciation from non-controlled/non-affiliated investments

For the three months ended June 30, 2016, our net change in unrealized depreciation on investments totaled $5.1 million and is primarily attributable to the Company’s investments in H-D Advanced Manufacturing and Frontier Spinning Mills, Inc. which recorded decreases of $4.3 million and $1.8 million, respectively in fair value for the quarter ended June 30, 2016. The Company’s remaining investments recorded unrealized appreciation of $1.0 million.

For the three months ended June 30, 2015, our net change in unrealized appreciation on investments totaled $4.9 million and resulted from origination fees from investments in the quarter.

For the six months ended June 30, 2016, our net change in unrealized depreciation on investments totaled $15.4 million and is primarily attributable to the Company’s investments in H-D Advanced Manufacturing and Frontier Spinning Mills, Inc. which recorded decreases of $15.2 and $2.4 million in the six months ended June 30, 2016. The Company’s remaining investments recorded unrealized appreciation of $2.2 million.

For the six months ended June 30, 2015, our net change in unrealized depreciation on investments totaled $4.8 million and resulted from origination fees from investments in the six months ended June 30, 2015.

Net Change in Unrealized Appreciation from controlled/affiliated investments

Our unrealized appreciation from controlled affiliated investments of $3.7 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively. This activity relates to loans originated in 2016 and undistributed profits from TCW Strategic Ventures for which commenced operation in June 2015.

For the six months ended June 30, 2016 and 2015, our unrealized appreciation from controlled affiliated investments was $8.5 million and $0.4million, respectively resulting from loans originated in 2016 and undistributed profits from TCW Strategic Ventures.

Net Increase (Decrease) in Members’ Capital from Operations

Our net increase in Members’ Capital from operations for the three months ended June 30, 2016 and 2015 was $15.3 million and $2.2 million, respectively. This increase reflects the increase in operations, loan originations and activity vs. the prior year where we had just commenced operations.

For the six months ended June 30, 2016 our net increase in Members’ Capital from operations was $19.2 million vs. a decrease of $9.9 million in for the six months ended June 30, 2015. This increase reflects the increase in operations, loan originations and activity vs. the prior year where we had just commenced operations.

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

As of June 30, 2016 and December 31, 2015, aggregate Commitment, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2016	December 31, 2015
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$1,204,791	$1,349,024
Percentage of commitments funded	40.2%	33.0%
Units	20,134,698	20,134,698

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

The Credit Agreement provides for a revolving credit line of up to $750 million (with sublimits for letters of credit of up to $50 million and short-term “swingline” loans of up to $10 million), subject to the available Borrowing Base (generally, a percentage of remaining unfunded commitments from certain eligible Company investors), and is secured by the undrawn commitments together with the recallable amounts of the Company’s investors generally. The initial lender commitment was $250 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%.

As of June 30, 2016 and December 31, 2015, the credit facility commitment amounts were $750 million and $750 million, respectively and the amounts outstanding under the Credit Facility were $635 million and $329 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2016 and December 31, 2015, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6.4 million in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of June 30, 2016 and December 31, 2015, $3.1 million and $4.3 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

Investment Activity

Based on fair value as of June 30, 2016, our non-controlled/non-affiliated portfolio was comprised by 18 debt investments and one equity investment. Of these investments, 99.1% were senior secured, first lien or term loans and .9% was common stock. As of June 30, 2015, the 6 debt investments outstanding were 100% first lien investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Chemicals	2.2%	0.0%
Communications Equipment	5.6%	0.0%
Diversified Consumer Services	1.7%	8.0%
Diversified Financial Services	2.9%	0.0%
Food Products	17.3%	0.0%
Health Care Providers & Services	4.9%	0.0%
Hotels, Restaurant & Leisure	12.3%	0.0%
Household Durables	9.9%	33.1%
Industrial - Conglomerates	13.2%	0.0%
Information Technology	3.5%	0.0%
Machinery	0.0%	3.4%
Media	0.0%	27.0%
Metals and Mining	9.9%	0.0%
Road and Rail	9.3%	3.4%
Software	2.8%	0.0%
Textiles, Apparel and Luxury Goods	4.5%	25.1%

Total	100.0%	100.0%

Interest income from non-controlled/non-affiliated investments was $24.0 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively. Interest income from non-controlled/non-affiliated investments was $42.7 million and $6.7 million for the six months ended June 30, 2016 and 2015, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2016 and 2015 were as follows:

	For the three months ended June 30, 2016 (unaudited)	For the three months ended June 30, 2015 (unaudited)
Total investment income (loss)	$27,953	$4,397
Net Expenses	11,343	9,535

Net investment income (loss)	16,610	(5,138)
Net realized gain on investments	118	1,987
Net change in unrealized depreciation from non-controlled/non-affiliated investments	(5,148)	4,941
Net change in unrealized appreciation from controlled affiliated investments	3,685	397

Net increase (decrease) in Members’ Capital from operations	$15,265	$2,187

	For the six months ended June 30, 2016 (unaudited)	For the six months ended June 30, 2015 (unaudited)
Total investment income (loss)	$48,268	$6,707
Net Expenses	22,321	23,833

Net investment income (loss)	25,947	(17,126)
Net realized gain on investments	118	1,995
Net change in unrealized depreciation from non-controlled/non-affiliated investments	(15,407)	4,819
Net change in unrealized appreciation from controlled affiliated investments	8,514	397

Net increase (decrease) in Members’ Capital from operations	$19,172	$(9,915)

The investment income of $28.0 million and $4.4 million is interest income from our investments earned for the three months ended June 30, 2016 and 2015 respectively. The investment income of $48.3 million and $6.7 million is interest income from our investments earned for the six months ended June 30, 2016 and 2015 respectively.

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

The Company’s capital commitment is $481.6 million, representing approximately 80% of the preferred and common equity ownership of TCW Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to TCW Strategic Ventures. TCW Strategic Ventures also entered into a $500 million revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. Effective August 21, 2015, the Credit Agreement was amended to increase the revolving credit facility to $600 million from $500 million. TCW Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of TCW Strategic Ventures, the Company does not believe that it has control over TCW Strategic Ventures (other than for purposes of the Investment Company Act).

The Company’s investments in affiliated investments for the six months ended June, 2016 were as follows:

	Fair Value as of December 31, 2015	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$52,803	$7,402	$8,514	$260,550	$4,963

Total Controlled Affiliates	$206,635	$52,803	$7,402	$8,514	$260,550	$4,963

The Company’s investments in affiliated investments for the year ended December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$—	$268,229	$67,669	$6,075	$206,635	$894

Total Controlled Affiliates	$—	$268,229	$67,669	$6,075	$206,635	$894

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

Equity, (Level 3), include common stock. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health, and relevant business developments of the issuer; EBITDA, market multiples of comparable companies, comparable market transactions and recent trades or transactions; issuer, industry and market events; contractual or legal restrictions on the sale of the security. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized form sales or other dispositions of investments.

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. The Company is entitled to income and principal distributed by the fund.

Contractual Obligations

A summary of our contractual payment obligations as of June 30, 2016 and December 31, 2015 is as follows:

Revolving Credit Agreement (1)	Total Facility Commitment	Borrowings Outstanding	Available Amount
Total Debt Obligations – June 30, 2016	$750,000	$635,000	$115,000

Total Debt Obligations - December 31, 2015	$750,000	$329,000	$421,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gain/(loss) as of June 30, 2016 and December 31, 2015 by investment type:

	June 30, 2016
Unfunded Commitments	Amount	Unrealized gain/(loss)
ENA Holdings Corporation (matures May 2021)	$4,804	$(40)
Help At Home, Inc. (matures August 2020)	5,405	(62)
OTG Management LLC (matures December 2017)	12,761	(37)
Quicken Parent Corp. (matures February 2017)	1,725	10

Total Unfunded Commitments	$25,695	$(129)

	December 31, 2015
Unfunded Commitments	Amount	Unrealized gain/(loss)

Help At Home, Inc. (commitment expiration August 2020)	$1,486	$(28)

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of June 30, 2016, the Company’s unfunded commitment to Strategic Ventures is $235.6 million.

Recent Developments

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2016, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2016, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 100.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2016 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$29,220	$19,314	$9,906
Up 200 basis points	17,805	12,877	4,928
Up 100 basis points	6,388	6,439	(51)
Down 100+ basis points	(0)	(3,147)	3,147

Item 4.	Controls and Procedures

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the six months end June 30, 2016 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 11, 2016	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 11, 2016	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer