Form 10-Q
period 2016-09-30
TCW Direct Lending LLC
filed 2016-11-10
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of the Registrant’s common units outstanding at November 10, 2016 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of September 30, 2016

(Unaudited)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Chemicals
	Revere Industries, LLC	08/20/15	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	1.8%	$17,252,200	08/20/19	$16,941,342	$17,252,200

				1.8%	17,252,200		16,941,342	17,252,200

Diversified Consumer Services
	Pre Paid Legal Services, Inc.	06/09/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	1.6%	15,102,114	07/01/19	15,057,329	15,102,114

				1.6%	15,102,114		15,057,329	15,102,114

Diversified Financial Services
	Verus Financial, LLC	04/12/16	First Lien Term Loan - 8.00% (LIBOR + 7.25%, 0.75% Floor)	1.8%	17,281,250	04/12/21	16,968,397	17,222,494

				1.8%	17,281,250		16,968,397	17,222,494

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.50% (LIBOR + 7.75%, 0.75% Floor)	1.5%	13,721,050	01/20/21	13,536,800	13,546,793
	Harvest Hill Beverage Company	01/20/16	First Lien, First Out Term Loan - 5.00% (LIBOR + 4.00%, 1.00% Floor)	1.5%	14,306,049	01/19/21	14,121,428	14,251,686
	Harvest Hill Beverage Company(1)	01/20/16	First Lien, Last Out Term Loan - 7.25% (LIBOR + 6.25%, 1.00% Floor)	11.5%	107,890,093	01/19/21	106,497,744	108,429,543

				13.0%	122,196,142		120,619,172	122,681,229

				14.5%	135,917,192		134,155,972	136,228,022

Health Care Providers & Services
	Help at Home, LLC(2)	08/03/15	Revolver - 10.00% (Prime + 6.50%)	0.1%	1,081,081	08/03/20	1,081,081	1,091,676
	Help at Home, LLC(1)	08/03/15	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	4.6%	42,972,973	08/03/20	42,558,781	43,394,108

				4.7%	44,054,054		43,639,862	44,485,784

Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico(3)	10/09/15	Senior Secured Notes - 11.00% (LIBOR + 10.00%, 1.00% Floor)	4.3%	40,635,042	10/09/20	39,982,555	40,610,662
	OTG Management, LLC(4)	06/30/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	7.9%	75,012,754	08/26/21	73,542,076	73,887,562

				12.2%	115,647,796		113,524,631	114,498,224

Household Durables
	Cedar Electronics Holdings, Corp.(1)	07/01/15	Senior Term Loan - 6.83% (LIBOR + 6.00%, 0.50% Floor)	2.3%	21,728,900	06/26/20	21,346,845	21,300,841
	Robertshaw US Holding Corp.	06/15/16	Term Loan B - 8.50% (LIBOR + 7.00%, 1.50% Floor)	6.7%	62,628,582	06/18/19	62,268,068	62,678,685
	Robertshaw US Holding Corp.	06/15/16	Term Loan C - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.5%	4,750,013	06/18/19	4,750,013	4,750,013

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of September 30, 2016

(Unaudited)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Household Durables (continued)
	Robertshaw US Holding Corp.	08/29/16	Term Loan D - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.0%	$9,856,277	06/18/19	$9,737,048	$9,856,277

				8.2%	77,234,872		76,755,129	77,284,975

				10.5%	98,963,773		98,101,974	98,585,816

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	3.3%	33,436,704	06/30/20	33,063,834	31,079,416
	H-D Advanced Manufacturing Company(1)	06/30/15	First Lien Last Out Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	9.0%	109,052,186	06/30/20	107,836,022	84,951,653

				12.3%	142,488,890		140,899,856	116,031,069

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien - Revolver - 8.00% (LIBOR + 7.00%, 1.00% Floor)	0.2%	1,601,430	05/05/21	1,601,430	1,588,298
	ENA Holding Corporation(5)	05/06/16	First Lien Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	3.4%	31,828,861	05/05/21	31,324,340	31,567,865

				3.6%	33,430,291		32,925,770	33,156,163

	Sierra Private Holdings II Ltd.(3)(6)	08/19/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.9%	27,546,376	08/19/22	26,821,880	27,268,158
	Xura, Inc. - US(3)(7)	08/19/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	4.3%	41,319,564	08/19/22	40,232,819	40,902,236

				10.8%	102,296,231		99,980,469	101,326,557

Manufacturing: Rubber and Misc. Plastic Products
	GSE Environmental, Inc.	09/26/16	First Lien Term Loan - 10.00% (LIBOR + 9.00%, 1.00% Floor)	1.3%	12,106,276	08/11/21	12,106,276	12,106,276

				1.3%	12,106,276		12,106,276	12,106,276

Metals & Mining
	Pace Industries, Inc.	06/30/15	Senior Secured Notes - 9.25% (LIBOR + 8.25%, 1.00% Floor)	9.3%	88,875,000	06/30/20	87,876,798	87,932,925

				9.3%	88,875,000		87,876,798	87,932,925

Pharmaceuticals
	Noramco, LLC(1)	07/01/16	Senior Term Loan - 9.00% (LIBOR + 8.00%, 1.00% Floor)	6.7%	61,900,000	07/01/21	61,452,460	62,543,760

				6.7%	61,900,000		61,452,460	62,543,760

Road & Rail
	Total Military Management, Inc.(1)	04/14/15	Second Out Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	9.0%	86,857,143	10/14/20	85,397,394	85,093,943

				9.0%	86,857,143		85,397,394	85,093,943

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of September 30, 2016

(Unaudited)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Software
	Quicken Parent Corp.(8)	04/01/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.7%	$25,098,750	04/01/21	$24,918,083	$25,304,560

				2.7%	25,098,750		24,918,083	25,304,560

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 9.76% (LIBOR + 9.00%, 0.50% Floor)	2.9%	28,484,750	01/28/21	28,053,659	27,618,814
	Frontier Spinning Mills, Inc.(1)	05/19/15	Last Out Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	1.3%	13,960,180	04/30/20	13,862,152	11,754,471

				4.2%	42,444,930		41,915,811	39,373,285

					Shares		Cost
	Equity
	Verus Financial, LLC(9)	05/20/16	Common Stock	0.8%	8,750		8,507,135	7,770,875

	Total Non-Controlled/Non-Affiliated Investments			104.2%			$1,001,443,789	$980,857,904

	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(3)(10)	06/05/15	Preferred membership interests	31.7%	279,896		$279,895,573	$298,333,713
			Common membership interests	0.0%	800		800,000	236,568

	Total Controlled/Affiliated Investments			31.7%			$280,695,573	$298,570,281

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			0.0%			7,010	7,010

	Total Investments 135.9%						$1,282,146,372	$1,279,435,195

	Net unrealized depreciation on unfunded commitments (0.0%)							$(161,714)

	Liabilities in Excess of Other Assets (35.9%)							$(338,116,177)

	Net Assets 100.0%							$941,157,304

(1)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(2)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $5,675,676, and an interest rate at the option of the borrower of Prime (Prime + 6.50%, 3.50% floor) or LIBOR (LIBOR + 7.50%, 1.25% floor), and a maturity of August 3, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $55,622 as of September 30, 2016.
(3)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	Excluded from the investment total above is a delayed draw term loan commitment in an amount not to exceed $10,291,552, an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 26, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(154,373) as of September 30, 2016.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of September 30, 2016

(Unaudited)

(5)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $3,202,860, an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 5, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(26,263) as of September 30, 2016.
(6)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $2,013,624, an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(20,338) as of September 30, 2016.
(7)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $3,020,436, an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(30,507) as of September 30, 2016.
(8)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,725,000, an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of April 1, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $14,145 as of September 30, 2016.
(9)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(10)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
Prime - Prime Rate

Country Breakdown of Portfolio
United States	94.7%
Mexico	3.2%
United Kingdom	2.1%

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Schedule of Investments

As of December 31, 2015

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

	Non-Controlled/Non-Affiliated Investments
Auto Components
	Pittsburgh Glass Works LLC (1)	11/25/15	First Lien Term Loan - 9.00% (LIBOR + 8.00%, 1.00 Floor)	7.7%	$50,000,000	11/25/21	$49,508,444	$49,950,000
Chemicals
	Revere Industries, LLC	08/20/15	First Lien Term Loan - 9.50% (LIBOR + 8.5%, 1.00% Floor)	6.5%	43,052,885	08/20/19	42,075,281	42,536,250
Communications Equipment
	Aclara Technologies, LLC	12/21/15	First Lien Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	6.7%	43,168,605	03/28/19	42,775,275	43,427,616
Diversified Consumer Services
	PrePaid Legal Services, Inc.	06/09/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	2.2%	14,483,333	06/01/19	14,420,992	14,410,917
Health Care Providers & Services
	Help at Home, Inc. (1)	08/03/15	First Lien Term Loan B - 10.00% (Prime + 6.50%, 3.25% Floor)	6.5%	43,175,676	08/03/20	42,705,972	42,398,513
	Help at Home, Inc. (2)	08/03/15	First Lien - Revolver - 10.00% (Prime + 6.50%, 3.25% Floor)	0.8%	5,270,270	08/03/20	5,270,270	5,170,135

				7.3%	48,445,946		47,976,242	47,568,648

Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico (3)	10/09/15	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00 Floor)	6.4%	42,500,000	10/09/20	41,689,317	41,990,000
Household Durables
	Cedar Electronics Holdings, Corp. (1)	07/01/15	First Lien Term Loan - 7.50% (Prime + 4.00%, 3.50% Floor)	3.4%	22,181,000	06/26/20	21,712,652	22,070,095
Industrial Conglomerates
	H-D Advanced Manufacturing Company (1)	06/30/15	First Lien Term Loan A - 8.00% (LIBOR + 7.00%, 1.00% Floor)	20.8%	143,591,912	06/30/20	141,656,132	135,143,228
Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	13.6%	89,550,000	06/30/20	88,342,766	88,654,500
Road & Rail
	Total Military Management, Inc.	04/14/15	First Lien Term Loan - 7.75% (LIBOR + 6.75%, 1.00 Floor)	13.3%	88,000,000	10/14/20	86,319,746	86,592,000
Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc. (1)	05/19/15	First Lien Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	2.2%	14,515,385	04/30/20	14,387,068	14,283,138

	Total Non-Controlled/Non-Affiliated Investments			90.1%			590,863,915	586,626,392

TCW DIRECT LENDING LLC

Schedule of Investments (Continued)

As of December 31, 2015

					Shares	Cost	Fair Value
	Controlled/Affiliated Investments
Investment Funds & Vehicles	TCW Direct Lending Strategic Ventures LLC (3)(4)	06/05/2015	Preferred membership interests	31.7%	199,760	$199,760,000	$206,595,336

			Common membership interests	0.0%	800	800,000	39,943

	Total Controlled/Affiliated Investments			31.7%		200,560,000	206,635,279

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.35%			25.9%	168,850,468	168,850,468	168,850,468

	Total Investments 147.7%					$960,274,383	$962,112,139

	Net unrealized depreciation on unfunded commitments (0.0%)						$(28,243)

	Liabilities in Excess of Other Assets (47.7%)						$(310,780,753)

	Net Assets 100.0%						$651,303,143

(1)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(2)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,486,486, and an interest rate at the option of the borrower of Prime (Prime + 6.50%, 3.25% floor) or LIBOR (LIBOR + 7.50%, 1.00% floor), and a maturity of August 3, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(28,234) as of December 31, 2015.
(3)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.6%
Mexico	4.4%

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30, 2016 (unaudited)	As of December 31, 2015
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $1,001,444 and $590,864, respectively)	$980,858	$586,626
Controlled affiliated investments (cost of $280,696 and $200,560, respectively)	298,570	206,635
Cash and cash equivalents	236,444	180,436
Interest receivable	7,717	2,653
Deferred financing costs	2,548	4,263
Receivable for investments sold	—	27,098
Capital call due from Members	—	933
Prepaid and other assets	216	157

Total Assets	$1,526,353	$1,008,801

Liabilities
Credit facility payable	$572,024	$329,000
Payable for investments purchased	12,106	—
Directors’ fees payable	174	—
Net unrealized depreciation on unfunded commitments	162	28
Interest and credit facility expense payable	140	496
Management fees payable	—	27,737
Other accrued expenses and other liabilities	590	237

Total Liabilities	$585,196	$357,498

Commitments and Contingencies (Note 5)

Members’ Capital
Common unitholders commitment: (20,134,698 and 20,134,698 units issued and outstanding, respectively)	$2,013,470	$2,013,470
Common unitholders undrawn commitment: (20,134,698 and 20,134,698 units issued and outstanding, respectively)	(920,589)	(1,349,024)
Common unitholders return of capital	(178,435)	—
Common unitholder offering costs	(853)	(853)
Common unitholder tax reclassification (Note 8)	(9,620)	(9,620)

Common unitholder capital	903,973	653,973
Accumulated net realized loss	(3,575)	(3,888)
Accumulated net investment (loss)	43,633	(591)
Net unrealized appreciation (depreciation) on investments	(2,874)	1,809

Members’ Capital	$941,157	$651,303

Total Liabilities and Members’ Capital	$1,526,353	$1,008,801

Net Asset Value Per Unit (accrual base) (Note 9)	$92.46	$99.35

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income from non-controlled/non-affiliated investments	$26,261	$10,702	$68,914	$17,409
Dividend income from controlled affiliated investments	4,394	—	9,357	—
Other fee income	—	—	652	—

Total investment income	30,655	10,702	78,923	17,409

Expenses:
Management fees	7,551	7,634	22,652	27,777
Interest and credit facility expenses	4,001	1,917	9,977	4,386
Administrative fees	295	218	808	484
Professional fees	365	273	754	586
Directors’ fees	72	71	216	216
Other expenses	94	91	292	276

Total expenses	12,378	10,204	34,699	33,725
Expense recaptured/(reimbursed) by the Investment Adviser	—	—	—	312

Net expenses	12,378	10,204	34,699	34,037

Net investment income (loss)	$18,277	$498	$44,224	$(16,628)

Net realized and unrealized gain (loss) on investments
Net realized gain on investments non-controlled/non-affiliated investments	195	312	313	2,307
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(1,075)	1,162	(16,482)	5,981
Net change in unrealized appreciation on controlled affiliated investments	3,285	3,018	11,799	3,415

Net realized and unrealized gain (loss) on investments	$2,405	$4,492	$(4,370)	$11,703

Net increase (decrease) in Members’ Capital from operations	$20,682	$4,990	$39,854	$(4,925)

Basic and diluted:
Income (Loss) per unit	$1.03	$0.15	$1.98	$(0.28)

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income (loss)	$44,224	$(16,628)
Net realized gain on investments	313	2,307
Net change in unrealized appreciation (depreciation) on investments	(4,683)	9,396

Net Increase (Decrease) in Members’ Capital from Operations	39,854	(4,925)

Distributions to shareholders from:
Return of capital	(178,435)	—

Total distributions to shareholders	(178,435)	—

Increase (Decrease) in Members’ Capital Resulting from Capital Activity
Contributions	428,435	499,935
Offering costs	—	(853)

Total Increase in Members’ Capital Resulting from Capital Activity	428,435	499,082

Total Increase in Members’ Capital	289,854	494,157

Members’ Capital, beginning of period	651,303	64,528

Members’ Capital, end of period	$941,157	$558,685

Accumulated net investment income (loss)	$43,633	$(21,120)

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$39,854	$(4,925)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(806,276)	(757,868)
Interest income paid in-kind	(1,793)	—
Proceeds from sales and paydowns of investments	321,331	216,094
Net realized (gain) loss on investments	(313)	(2,307)
Change in net unrealized appreciation/depreciation on investments	4,683	(9,396)
Accretion of discount	(3,665)	(657)
Amortization of deferred financing costs	1,715	1,233
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,064)	(4,000)
(Increase) decrease in prepaid offering costs	—	663
(Increase) decrease in receivable for investments sold	27,098	—
(Increase) decrease in prepaid and other assets	(59)	(247)
(Increase) decrease in receivable from Investment Adviser	—	311
Increase (decrease) in payable for investments purchased	12,106	—
Increase (decrease) in directors’ fees payable	174	9
Increase (decrease) in interest and credit facility expense payable	(356)	455
Increase (decrease) in management fees payable	(27,737)	27,777
Increase (decrease) in initial organizational expense payable to affiliate	—	(682)
Increase (decrease) in offering costs payable to affiliate	—	(663)
Increase (decrease) in other accrued expenses and liabilities	353	(76)

Net cash used in operating activities	$(437,949)	$(534,279)

Cash Flows from Financing Activities
Contributions from Members	250,000	499,935
Capital call due from Members, net	933	18
Offering costs paid	—	(853)
Deferred financing costs paid	—	(2,363)
Proceeds from credit facility	906,000	623,000
Repayments of credit facility	(662,976)	(344,000)

Net cash provided by financing activities	$493,957	$775,737

Net increase in cash and cash equivalents	$56,008	$241,458
Cash and cash equivalents, beginning of period	$180,436	$6,967

Cash and cash equivalents, end of period	$236,444	$248,425

Supplemental and non-cash financing activities
Interest expense paid	$7,542	$1,899
Deemed purchase and return of capital from Investment Funds & Vehicles	$26,068	$—
In-kind transfer of investments	$—	$111,656
Deemed distribution/re-contribution	$178,435	$—

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

September 30, 2016

1. Organization and Basis of Presentation

Organization: TCW Direct Lending LLC (“Company”), was formed as a Delaware corporation on March 20, 2014 and converted to a Delaware limited liability company on April 1, 2014. The Company conducted a private offering of its limited liability company units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. The Company has engaged TCW Asset Management Company LLC (“TAMCO”), an affiliate of The TCW Group, Inc. (“TCW”) to be its adviser (the “Adviser”). On May 13, 2014 (“Inception Date”), the Company sold and issued 10 Common Units at an aggregate purchase price of $1 to TAMCO.

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has also elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2015 and subsequent years. The Company is required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

On September 19, 2016, the Company formed TCW Direct Lending Luxembourg VI S.à.r.l., (“TCW Direct Lending Luxembourg”) a private limited liability company under the laws of Luxembourg, of which the Company owns 100% of the membership interests. The Company incurred $136 in professional fees in connection with the formation of TCW Direct Lending Luxembourg, all of which were expensed as incurred. These consolidated financial statements include the accounts of the Company and TCW Direct Lending Luxembourg. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date (as defined below), September 14, 2020 unless extended or sooner dissolved as provided in the limited liability agreement or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units.

Commitment Period: The Commitment Period commenced on September 19, 2014 (the “Initial Closing Date”) and will end on the third anniversary of the Initial Closing Date.

Capital Commitments: On September 19, 2014 (the “Initial Closing Date”), the Company began accepting subscription agreements from investors for the private sale of its Common Units. On March 19, 2015, the Company completed its final private placement of its Common Units. Subscription agreements with commitments (“Commitments”) from investors (each a “Common Unitholder”) totaling $2,013,470 for the purchase of Common Units were accepted. Each Common Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment.”

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2016 aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$920,589	54.3%	20,134,698

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to 75% of the principal amount or the cost portion of any Portfolio Investment that is fully repaid to or otherwise fully recouped by the Company within one year of the Company’s investment. The Recallable Amount is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of September 30, 2016 was $63,750.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

1. Organization and Basis of Presentation (continued)

Investments Transferred In-Kind: In partial satisfaction of its capital commitment to TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”), the Company transferred in-kind 100% of its investment interest in two loans with an aggregate fair market value of $111,656 to Strategic Ventures on June 3, 2015. Investments transferred include Motor Coach Industries International, Inc. term loan A and term loan B, outstanding par amount, on a combined basis of $66,656 and Angie’s List , Inc. term loan, outstanding par amount of $45,000 and an unfunded delayed draw of $18,750.

The amount realized on the investment and corresponding in-kind transfer of $111,656 recognized by the Company equaled the fair value of such investments on the date of transfer.

2. Significant Accounting Policies

Basis of Presentation: The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The Company has consolidated the results of its wholly owned subsidiary in its consolidated financial statements in accordance with ASC Topic 946.

The unaudited consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The results of operations for interim periods are not indicative of results to be expected for the full year.

Amounts as of December 31, 2015 included in the unaudited consolidated financial statements have been derived from the audited financial statements as of that date. Certain financial information that is normally included in annual financial statements, including certain financial statement footnotes, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016.

Reclassifications: Certain prior period amounts in the Consolidated Statements of Operations relating to audit, legal, valuation and tax service fees have been reclassified into “Professional Fees” and sub-administrator, transfer agent and custody fee expense have been reclassified into “Administrative Fees.” On the Consolidated Statements of Assets and Liabilities certain prior period amounts in sub-administrator, transfer agent and custody fees, insurance, audit and tax service and valuations service fee payables have been reclassified into “Other accrued expenses and liabilities.” These reclassifications have been made to conform to the current period presentation.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.

Investments: The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC Topic 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

Transactions: The Company records investment transactions on the trade date. The Company considers trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

2. Significant Accounting Policies (continued)

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver are treated as a discount to the issuers’ term loan. In the event there is a fee associated with a delayed draw that remains unfunded, the Company will recognize the fee as fee income immediately. Ongoing facility, commitment or other additional fees including, prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

Deferred Financing Costs: Deferred financing costs incurred by the Company in connection with the revolving credit facility, including arrangement fees, upfront fees and legal fees, are amortized on a straight-line basis over the term of the revolving credit facility.

Organization and Offering Costs: Costs incurred to organize the Company totaling $665 were expensed as incurred. Offering costs totaling $853 were accumulated and charged directly to Members’ Capital on March 19, 2015, the end of the period during which Common Units were offered (the “Closing Period”). The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments of the Company for organization and offering expenses.

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At September 30, 2016 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

Income Taxes: So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

Accounting Pronouncements Recently Adopted: In February 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which amends the consolidation requirements in ASC 810, Consolidation, and significantly changes the consolidation analysis required under GAAP. The FASB’s focus during deliberations was largely on the investment management industry. The key amendments that had a significant impact on Company’s consolidation conclusion included:

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

•

The deferral of ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, for investments in certain investment funds has been eliminated. Therefore, investment managers, general partners, and investors in these investment funds will need to perform a drastically different consolidation evaluation.

•

For entities other than limited partnerships, ASU 2015-02 clarified how to determine whether the equity holders (as a group) have power over the entity (this will most likely result in a change to current practice). The clarification could affect whether the entity is a VIE.

ASU 2015-02 became effective for the Company on January 1, 2016. The adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

2. Significant Accounting Policies (continued)

The Company adopted ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs. The Company also adopted ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015. Together, these ASUs required, in most cases, that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Debt issuance costs incurred in connection with line-of-credit arrangements, however, may continue to be presented as an asset in the balance sheet. The adoption of these ASUs had no material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2015. The adoption of ASU No. 2015-07 had no material impact on the Company’s consolidated financial statements.

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

Fair Value Hierarchy: Assets and liabilities are classified by the Company based on valuation inputs used to determine fair value into three levels:

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

3. Investment Valuations and Fair Value Measurements (continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2016:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$-	$-	$973,087	$-	$973,087
Equity	-	-	7,771	-	7,771
Investment Funds & Vehicles (1)	-	-	-	298,570	298,570
Cash equivalents	7	-	-	-	7

Total Assets	$7	$-	$980,858	$298,570	$1,279,435

(1) Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2015:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$-	$-	$586,626	$-	$586,626
Investment Funds & Vehicles (1)	-	-	-	206,635	206,635
Cash equivalents	168,850	-	-	-	168,850

Total Assets	$168,850	$-	$586,626	$206,635	$962,111

(1) Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

3. Investment Valuations and Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2016:

	Debt	Equity	Total
Balance, June 30, 2016	$891,792	$8,507	$900,299
Purchases*	159,028	-	159,028
Sales and paydowns of investments	(78,855)	-	(78,855)
Accretion of original issue discounts	1,233	-	1,233
Net realized gains	195	-	195
Net change in unrealized appreciation/depreciation	(306)	(736)	(1,042)

Balance, September 30, 2016	$973,087	$7,771	$980,858

Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2016	346	(736)	$(390)

*Includes payments received in kind

	Debt	Equity	Total
Balance, December 31, 2015	$586,626	$-	$586,626
Purchases*	613,076	8,750	621,826
Sales and paydowns of investments	(214,981)	(243)	(215,224)
Accretion of original issue discounts	3,665	-	3,665
Net realized gains	313	-	313
Net change in unrealized appreciation/depreciation	(15,612)	(736)	(16,348)

Balance, September 30, 2016	$973,087	$7,771	$980,858

Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2016	(14,518)	(736)	$(15,254)

*Includes payments received in kind

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2015:

Debt
Balance, June 30, 2015	$438,431
Purchases	123,834
Sales and paydowns of investments	(57,626)
Accretion of original issue discounts	376
Net realized gains	312
Net change in unrealized appreciation/depreciation	1,162

Balance, September 30, 2015	$506,489

Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2015	1,162

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

3. Investment Valuations and Fair Value Measurements (continued)

Debt
Balance, December 31, 2014	$112,500
Purchases	555,239
Sales and paydowns of investments (1)	(170,195)
Accretion of original issue discounts	657
Net realized gains	2,307
Net change in unrealized appreciation/depreciation	5,981

Balance, September 30, 2015	$506,489

Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2015	8,168

(1)	Includes in-kind transfer of investments of $111,656.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three and nine months ended September 30, 2016 and 2015, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2016.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$876,029	Income method	Weighted average cost of capital	5.2% - 21.6%	9.4%	Decrease
			Shadow credit rating	CCC- to BB	N/A	Increase
Debt	$84,952	Market method	EV Implied multiple	9.0x to 10.0x	N/A	Increase
Debt	$12,106	Market method	Recent transaction	100.0% - 100.0%	N/A	Increase
Equity	$7,771	Market method	EV implied multiple	10.75x to 11.75x	N/A	Increase

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2015.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average		Impact to Valuation from an Increase in Input
Debt	$586,262	Income method	Weighted average cost of capital Shadow credit rating	6.4% - 14.5% CCC+ to B+	10.7 N/A	%	Decrease Increase

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

3. Investment Valuations and Fair Value Measurements (continued)

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

For the three and nine months ended September 30, 2016, Management Fees incurred amounted to $7,551 and $22,652, respectively, of which $0 remained payable at September 30, 2016. For the three and nine months ended September 30, 2015, Management Fees incurred amounted to $7,634 and $27,777, respectively, of which $31,270 remained payable at September 30, 2015.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

4. Agreements and Related Party Transactions (continued)

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

Since inception of the Company through the three and nine months ended September 30, 2016, the Adviser was paid directly zero and $652, respectively in such fees. In accordance with the limited liability company agreement, as of September 30, 2016 all of the $652 of such fees has been recorded as fee income. No fees were paid to the Advisor for the three and nine months ended September 30, 2015.

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

For the three and nine months ended September 30, 2016, no Incentive Fees were incurred. For the three and nine months ended September 30, 2015, no Incentive Fees were incurred.

Administration Agreement: On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) will oversee the maintenance of our financial records and otherwise assist on the Company’s compliance with regulations applicable to a BDC under the 1940 Act, and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provide us with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

4. Agreements and Related Party Transactions (continued)

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

TCW Direct Lending Strategic Ventures LLC: On June 5, 2015, the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P., entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”). Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The Agreement was effective June 5, 2015.

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

The Company’s investments in affiliated investments for the nine months ended September 30, 2016 were as follows:

	Fair Value as of December 31, 2015	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of September 30, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(24,201)	$11,799	$298,570	$9,357

Total Controlled Affiliates	$206,635	$104,337	$(24,201)	$11,799	$298,570	$9,357

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

4. Agreements and Related Party Transactions (continued)

The Company’s investments in affiliated investments for the year December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$-	$268,229	$(67,669)	$6,075	$206,635	$894

Total Controlled Affiliates	$-	$268,229	$(67,669)	$6,075	$206,635	$894

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) as of September 30, 2016 by investment:

		September 30, 2016		December 31, 2015
Unfunded Commitments	Maturity	Amount	Unrealized Gains (Losses)	Amount		Unrealized Gains (Losses)
ENA Holdings Corporation	May 2021	$3,202	$(26)	$	N/A	$	N/A
Help At Home, Inc.	August 2020	5,676	55		1,486		(28)
OTG Management LLC	August 2021	10,292	(154)		N/A		N/A
Quicken Parent Corp.	February 2017	1,725	14		N/A		N/A
Sierra Private Holdings II Ltd.	August 2022	2,014	(20)		N/A		N/A
Xura, Inc.	August 2022	3,020	(31)		N/A		N/A

Total Unfunded Commitments		$25,929	$(162)		$1,486		$(28)

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2016, the Company’s unfunded commitment to Strategic Ventures is $200,904.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2016, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

As of the nine months ended September 30, 2016, the Company did not sell or issue any Common Units. As of the nine months ended September 30, 2015, the Company sold and issued 11,894,188 Common Units at an aggregate purchase price of $100 per unit. The activity for the three and nine months ended September 30, 2016 and 2015 is a follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Units at beginning of period	20,134,698	20,134,698	20,134,698	8,240,510
Units issued and committed	-	-	-	11,894,188

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

6. Members’ Capital (continued)

During the nine months ended September 30, 2016, the Company processed $178,435 of deemed distributions and re-contributions.

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

The Credit Agreement provides for a revolving credit line of up to $750 million (the “Maximum Commitment”) (with sublimits for letters of credit of up to $50 million and short-term “swingline” loans of up to $10 million) (the “Credit Facility”), subject to an available borrowing base which is generally, a percentage of remaining unfunded commitments from certain eligible Members, (the “Borrowing Base” or “Available Amount”), and is secured by the undrawn commitments together with the recallable amounts of the Company’s Members generally. The initial lender commitment was $250 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2016, the Company was in compliance with such covenants.

As of September 30, 2016, the Maximum Commitment was $750 million and the Available Amount was $622 million under the Credit Facility Borrowing Base. As of December 31, 2015, the Maximum Commitment and the Available Amount was $750 million. The Available Amount decreased from $750 million to $622 million as of August 30, 2016 in conjunction with recent capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members. As of September 30, 2016 and December 31, 2015, the amounts outstanding under the Credit Facility were $572 million and $329 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2016 and December 31, 2015, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6,415 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its Consolidated Statements of Asset and Liabilities and is amortizing these fees over the life of the Credit Facility. As of September 30, 2016 and December 31, 2015, $2,548 and $4,263, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Credit facility interest expense	$3,301	$970	$7,558	$1,914
Unused fees	105	479	647	1,183
Administrative fees	19	19	57	56
Amortization of deferred financing costs	576	449	1,715	1,233

Total	$4,001	$1,917	$9,977	$4,386

Weighted average interest rate	3.83%	1.89%	2.21%	1.89%
Average outstanding balance	294,409	200,511	457,747	133,615

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

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

As of September 30, 2016 and December 31, 2015, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2016	December 31, 2015
Cost of investments for federal income tax purposes	$1,282,147	$795,312
Unrealized appreciation	$26,362	$5,828
Unrealized depreciation	$29,074	$7,879
Net unrealized appreciation (depreciation) on investments	$(2,712)	$(2,051)

The Company did not have any unrecognized tax benefits at December 31, 2015, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities for returns filed for the prior three and four fiscal years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2016 and 2015 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Nine Months Ended September 30,
	2016	2015

Net Asset Value Per Unit (accrual base), Beginning of Period	$99.35	$99.84

Net Income in Common Unitholder NAV from Prior Year(1)	—	0.09

Income from Investment Operations:
Net investment income (loss)(2)	2.20	(0.83)
Net realized and unrealized gain (loss)	(0.23)	0.55

Total from investment operations	1.97	(0.28)

Less Distributions:
From net investment income	0.00	0.00
From net realized gains	0.00	0.00
Return of capital	(8.86)	0.00

Total distributions	(8.86)	—

Net Asset Value Per Unit (accrual base), End of Period	$92.46	$99.65

Common Unitholder Total Return(3)(7)	5.8%	(2.0)%

Common Unitholder IRR(4)	3.1%	—

Ratios and Supplemental Data
Members’ Capital, end of period	$941,157	$558,685
Units outstanding, end of period	20,134,698	20,134,698

Ratios based on average net assets of Member’s Capital:
Ratio of total expenses to average net assets(5)	6.5%	13.1%
Expenses recaptured by Investment Adviser(6)	—%	0.1%

Ratio of net expenses to average net assets(5)	6.5%	13.2%
Ratio of financing cost to average net assets(7)	1.4%	1.7%
Ratio of net investment income (loss) before expense recapture to average net assets(5)	8.2%	(6.3)%
Ratio of net investment income (loss) to average net assets(5)	8.2%	(6.4)%
Credit facility payable	572,024	334,000
Asset coverage ratio	2.6	2.7
Portfolio turnover rate(7)	30.0%	64.0%

(1)	Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.
(2)	Per unit data was calculated using the number of common units issued and outstanding as of September 30, 2016.
(3)	The Total Return for the nine months ended September 30, 2016 and September 30, 2015 were calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.
(4)	The Internal Rate of Return (IRR) since inception for the Common Unitholders’, after management fees, financing costs and operating expenses is 3.1% through September 30, 2016. The IRR is computed based on cash flow due dates contained in notices to Member’s (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)	Annualized except for organizational costs.
(6)	Annualized.
(7)	Not annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2016

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report. For simplicity, this report uses the terms “Company,” “we,” “us” and “our” to refer to TCW Direct Lending LLC and where appropriate, its wholly-owned subsidiary, TCW Direct Lending Luxembourg VI S.à.r.l., on a consolidated basis. All dollar amounts are presented in thousands.

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

Overview

TCW Direct Lending LLC was formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. We have filed an election to be regulated as a BDC under the 1940 Act. We have also elected to be treated for U.S. federal income tax purposes as a RIC under the Code for the taxable year ending December 31, 2015 and subsequent years. We are required to continue to meet the minimum distribution and other requirements for RIC qualification. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

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

On September 19, 2016, the Company formed TCW Direct Lending Luxembourg VI S.à.r.l., (“TCW Direct Lending Luxembourg”) a private limited liability company under the laws of Luxembourg, of which the Company owns 100% of the membership interests.

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

Operating expenses for the three and nine months ended September 30, 2016 and 2015 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2016	2015
Expenses
Management fees	$7,551	$7,634
Interest and credit facility expenses	4,001	1,917
Administrative fees	295	218
Professional fees	365	273
Directors’ fees	72	71
Other expenses	94	91

Total expenses	$12,378	$10,204

Expense recaptured by the Investment Adviser	-	-

Net expenses	$12,378	$10,204

	For the nine months ended September 30,
	2016	2015
Expenses
Management fees	$22,652	$27,777
Interest and credit facility expenses	9,977	4,386
Administrative fees	808	484
Professional fees	754	586
Directors’ fees	216	216
Other expenses	292	276

Total expenses	$34,699	$33,725

Expense recaptured by the Investment Adviser	-	312

Net expenses	$34,699	$34,037

Our total operating expenses were $12.4 million and $10.2 million for the three months ended September 30, 2016 and 2015, respectively. Our operating expenses include management fees attributed to the Adviser of $7.6 million for the three months ended September 30, 2016 and 2015. The increase in interest and credit facility expenses during three months ended September 30, 2016 compared to the three months ended September 30, 2015 reflect the increase our business activity and related increase in credit facility outstanding. During the three months ended September 30, 2016 we incurred $0.1 million in organization costs associated with the formation of TCW Direct Lending Luxembourg VI S.à.r.l. Other expenses are consistent with prior year amounts.

For the nine months ended September 30, 2016 and 2015, our net operating expenses were $34.7 million and $34.0 million, respectively. Our operating expenses include management fees attributed to the Adviser of $22.7 million and $27.8 million for the nine months ended September 30, 2016 and 2015, respectively. Management fees for the nine months ended September 30, 2015 of $27.8 million included $5.0 million for the final placements of Common Units from the Initial Closing Date of September 14, 2014 through those closings. Operating expenses in all categories except directors’ fees increased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 and reflect Company expenses consistent with regular operations versus the prior period’s commencement of operations activity. Net expenses during the nine months ended September 30, 2015 include an expense recapture of $0.3 million which offset the expense reimbursement by the Investment Adviser of $0.3 million in 2014 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net investment income (loss)

Our net investment income for the three months ended September 30, 2016 and 2015 was $18.3 million and $0.5 million, respectively. The income for the three months ended September 30, 2016 is attributable to current operations and the increase in the number of debt investments from 8 as of September 30, 2015 to 19 as of September 30, 2016 for the Company. The income for the three months ended September 30, 2015 was attributable to the commencement of investment operations and a full quarter of interest income earned on loans originated in the three months ended June 30, 2015, as well as the loans originated in the three months ended September 30, 2015.

Our net investment income (loss) for the nine months ended September 30, 2016 and 2015 was $44.2 million and ($16.6) million, respectively. The income for the nine months ended September 30, 2016 is attributable to current operations and the increase in the number of debt investments as of September 30, 2016 compared to September 30, 2015 as well as a greater number of debt investments which earned interest income for the entire nine months ended September 30, 2016 compared to September 30, 2015. The loss for the nine months ended September 30, 2015 was attributable to the commencement of investment operations and ongoing costs in the period.

Net realized gains on non-controlled/non-affiliated investments

Net realized gain on non-controlled/non-affiliated investments for the three months ended September 30, 2016 and 2015 were $0.2 million and $0.3 million, respectively. The realized gain on investments from non-controlled/non-affiliated investments during the three months ended September 30, 2016 was primarily due to the realization of gains related to our term loan to Harvest Hill Beverage Company, while the gains during the three months ended September 30, 2015 were due to the realization of gains related to Nice-Pak Products, Inc.,

Net realized gains on non-controlled/non-affiliated investments was $0.3 million and $2.3 million during the nine months ended September 30, 2016 and 2015, respectively. The realized gain on investments from non-controlled/non-affiliated investments during the three months ended September 30, 2016 was primarily due to the realization of gains related to our term loan to Harvest Hill Beverage Company. The net realized gains during the nine months ended September 30, 2015 resulted primarily from the transfer of investments to TCW Direct Lending Strategic Ventures LLC and the corresponding realization of origination fees from the transferred investments.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

For the three months ended September 30, 2016, our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments was a decrease of $1.1 million and is primarily attributable to our equity investment in Verus Financial, LLC which recorded a decrease of $0.7 million in fair value for the quarter ended September 30, 2016.

For the three months ended September 30, 2015, our net change in unrealized appreciation on investments totaled $1.2 million and resulted primarily from three loans originated in during the quarter.

For the nine months September 30, 2016, our net change in unrealized depreciation on investments totaled $16.5 million and is primarily attributable to the our term loans to H-D Advanced Manufacturing and Frontier Spinning Mills, Inc. which recorded decreases in fair value of $18.4 million and $2.0 million, respectively, during the nine months ended September 30, 2016. These were partially offset by $1.9 million in unrealized appreciation on our term loan Harvest Hill Beverage Company, during the nine months ended September 30, 2016. The Company’s remaining investments recorded a net unrealized appreciation of $2.0 million.

For the nine months ended September 30, 2015, our net change in unrealized appreciation on investments totaled $6.0 million and resulted from investments originated in 2014 and 2015.

Net change in unrealized appreciation on controlled affiliated investments

Our net change unrealized appreciation from controlled affiliated investments was $3.3 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively. This activity relates to loans originated in 2016 and undistributed profits from TCW Strategic Ventures for which commenced operation in June 2015.

For the nine months ended September 30, 2016 and 2015, our net change unrealized appreciation from controlled affiliated investments was $11.8 million and $3.4 million, respectively resulting from loans originated in 2016 and undistributed profits from TCW Strategic Ventures.

Net increase (decrease) in members’ capital from operations

Our net increase in Members’ Capital from operations for the three months ended September 30, 2016 and 2015 was $20.7 million and $5.0 million, respectively. This increase reflects the increase in operations, loan originations and activity versus the prior year where we had just commenced operations.

For the nine months ended September 30, 2016 our net increase in members’ capital from operations was $39.9 million versus a decrease of $4.9 million in for the nine months ended September 30, 2015. This increase reflects the increase in operations, loan originations and activity vs. the prior year where we had just commenced operations.

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

As of September 30, 2016 and December 31, 2015, aggregate Commitment, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	September 30, 2016	December 31, 2015
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$920,589	$1,349,024
Percentage of commitments funded	54.3%	33.0%
Units	20,134,698	20,134,698

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

As of September 30, 2016 and December 31, 2015, the credit facility commitment amounts were $750 million and the amounts outstanding under the Credit Facility were $572 million and $329 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2016 and December 31, 2015, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6.4 million in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its statement of asset and liabilities and is amortizing these fees over the life of the Credit Facility. As of September 30, 2016 and December 31, 2015, $2.4 million and $4.3 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

Investment Activity

Based on fair value as of September 30, 2016, our non-controlled/non-affiliated portfolio was comprised by 21 debt investments and one equity investment. Of these investments, 99.2% were debt investments which were primarily senior secured, first lien or term loans and 0.8% was common stock. As of September 30, 2015, the 8 debt investments outstanding were 100% first lien investments.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of September 30, 2016:

September 30, 2016
Food Products	14%
Industrial Conglomerates	12%
Hotels, Restaurant & Leisure	12%
Information Technology Services	10%
Household Durables	10%
Metals and Mining	9%
Road and Rail	9%
Pharmaceuticals	6%
Health Care Providers and Services	4%
Textiles, Apparel and Luxury Goods	4%
Software	3%
Diversified Financial Services	3%
Chemicals	2%
Diversified Consumer Services	1%
Manufacturing: Rubber and Miscellaneous Plastic Products	1%

Total	100%

Interest income from non-controlled/non-affiliated investments was $26.3 million and $10.7 million for the three months ended September 30, 2016 and 2015, respectively. Interest income from non-controlled/non-affiliated investments was $68.9 million and $17.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016	2015
Total investment income	$30,655	$10,702
Net expenses	12,378	10,204

Net investment income	18,277	498
Net realized gain on investments	195	312
Net change in unrealized appreciation/depreciation from non-controlled/non-affiliated investments	(1,075)	1,162
Net change in unrealized appreciation from controlled affiliated investments	3,285	3,018

Net increase (decrease) in Members’ Capital from operations	$20,682	$4,990

	Nine Months Ended September 30,
	2016	2015
Total investment income	$78,923	$17,409
Net expenses	34,699	34,037

Net investment income	44,224	(16,628)
Net realized gain on investments	313	2,307
Net change in unrealized appreciation/depreciation from non-controlled/non-affiliated investments	(16,482)	5,981
Net change in unrealized appreciation from non-controlled affiliated investments	11,799	3,415

Net increase (decrease) in Members’ Capital from operations	$39,854	$(4,925)

The investment income of $30.7 million and $10.7 million is interest income from our investments earned for the three months ended September 30, 2016 and 2015 respectively. The investment income of $78.9 million and $17.4 million is interest income from our investments earned for the nine months ended September 30, 2016 and 2015 respectively.

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

The Company’s investments in affiliated investments for the nine months ended September 30, 2016 were as follows:

	Fair Value as of December 31, 2015	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of September 30, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(24,201)	$11,799	$298,570	$9,357

Total Controlled Affiliates	$206,635	$104,337	$(24,201)	$11,799	$298,570	$9,357

The Company’s investments in affiliated investments for the year December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$-	$268,229	$(67,669)	$6,075	$206,635	$894

Total Controlled Affiliates	$-	$268,229	$(67,669)	$6,075	$206,635	$894

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

In addition to the discussion below, our critical accounting policies are further described in Note 2 to the consolidated financial statements. We consider these accounting policies to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 30, 2016

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

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

Contractual Obligations

A summary of our contractual payment obligations as of September 30, 2016 and December 31, 2015 is as follows:

Revolving Credit Agreement (1)	Total Facility Commitment	Borrowings Outstanding	Available Amount
Total Debt Obligations – September 30, 2016	$750,000	$572,024	$177,976
Total Debt Obligations – December 31, 2015	$750,000	$329,000	$421,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gains/(losses) as of September 30, 2016 and December 31, 2015 by investment type:

		September 30, 2016		December 31, 2015
Unfunded Commitments	Maturity	Amount	Unrealized Gains (Losses)	Amount		Unrealized Gains (Losses)
ENA Holdings Corporation	May 2021	$3,202	$(26)	$	N/A	$	N/A
Help At Home, Inc.	August 2020	5,676	55		1,486		(28)
OTG Management LLC	August 2021	10,292	(154)		N/A		N/A
Quicken Parent Corp.	February 2017	1,725	14		N/A		N/A
Sierra Private Holdings II Ltd.	August 2022	2,014	(20)		N/A		N/A
Xura, Inc.	August 2022	3,020	(31)		N/A		N/A

Total Unfunded Commitments		$25,929	$(162)		$1,486		$(28)

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of September 30, 2016, the Company’s unfunded commitment to Strategic Ventures was $200.9 million.

Recent Developments

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2016, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2016, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 100.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor. Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our September 30, 2016 balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$28,166	$17,399	$10,767
Up 200 basis points	17,597	11,599	5,998
Up 100 basis points	7,028	5,800	1,228
Down 100+ basis points	(0)	(3,193)	3,193

Item 4.	Controls and Procedures

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the nine months end September 30, 2016 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 10, 2016	By:	/s/ Richard T. Miller
Richard T. Miller President

Date: November 10, 2016	By:	/s/ James G. Krause
James G. Krause Chief Financial Officer