Form 10-K
period 2016-12-31
TCW Direct Lending LLC
filed 2017-03-28
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of the Registrant’s common units outstanding at March 28, 2017 was 20,134,698.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

“TCW Direct Lending LLC” refers to TCW Direct Lending LLC, a Delaware limited liability company.

The “Adviser” refers to TCW Asset Management Company LLC, a Delaware limited liability company.

For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to include TCW Direct Lending LLC and where appropriate in the context, its wholly-owned subsidiaries.

Item 1.	Business

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team (the “Direct Lending Team”) of the Adviser, a group of investment professionals that will use the same investment strategy employed by the Direct Lending Team over the past 16 years.

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

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. Investment operations commenced on September 19, 2014 (the “Initial Closing Date”) when we issued limited liability company units (the “Common Units”) to persons not affiliated with the Adviser. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have also elected to be treated for U.S. Federal income tax purposes as a regulated investment company (a “RIC”) under Subchapter M of the U.S Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2015 and subsequent years. We will be required to continue to meet the minimum distribution and other requirements for RIC qualification.

Because we intend to qualify as a RIC under the Code, our portfolio will be subject to diversification and other requirements. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Common Units (the “Commitments”) in any single portfolio company.

On May 16, 2016, we established a wholly owned subsidiary, TCW-DL VF Holdings, Inc., structured as a Delaware entity or tax blocker, to hold an equity investment in a portfolio company organized as a limited liability company.

On September 19, 2016, we formed TCW Direct Lending Luxembourg VI S.à.r.l., (“TCW Direct Lending Luxembourg”) a private limited liability company under the laws of Luxembourg, of which the Company owns 100% of the membership interests.

We borrow money from time to time, but as a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any preferred units (the “Preferred Units”) that we may issue in the future, of at least 200%. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of Preferred Units issued by the Company to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by the holders of the Common Units (each, a “Common Unitholder” and together with holders of the Preferred Units the “Unitholders” or “Members”). See “Item 1A. Risk Factors—Borrowing Money.”

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

The Adviser is a California corporation registered with the Securities and Exchange Commission (the “SEC”) under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $191.6 billion of assets as of December 31, 2016. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with us and its four predecessor funds, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Advisor’s Direct Lending Team. The Direct Lending Team joined the TCW Group in December 2012. The Direct Lending Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. TCW Direct Lending LLC is the Direct Lending Team’s sixth fund. The Direct Lending Team is led by Richard Miller and currently includes a group of fifteen investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

The objective of this structuring process is to provide the portfolio company’s management with the operating flexibility to effectively manage the business while creating accountability to its investors. The investment documentation typically will place limits on many of the portfolio company’s discretionary activities, such as capital expenditures, acquisitions, asset divestitures, dividends, as well as, for example, the reinvestment of tax receipts and insurance proceeds. Our investment documentation also typically requires extensive reporting by each portfolio company. Such reporting usually includes financial information and metrics useful in monitoring a portfolio company’s performance, as well as non-financial developments such as material changes in environmental issues, labor relations, key customers and suppliers. In addition, the investment documentation may include a range of positive and negative financial covenants initially set to establish a minimum allowable performance standard.

Active Monitoring

The Adviser’s investment professionals actively monitor and manage our investment portfolio by thoroughly and continuously analyzing all outstanding investments. Specifically, the investment professionals monitor each portfolio company’s compliance with the terms and conditions of its financing agreement, including reporting requirements and financial covenants. The reported information is gathered, analyzed and used to measure the portfolio company’s performance and potential impact on the investment. The investment professionals also maintain ongoing contact with each portfolio company’s management in order to understand and anticipate opportunities and issues. Interaction with management may range from regular discussions of financial results, site visits, periodic company and industry reviews to daily liquidity monitoring. If the portfolio company violates any of the terms, conditions or covenants of the financing agreement or other investment documentation, the investing fund typically will be in a position to take action to attempt to protect the investment and influence the actions of the portfolio company, if necessary.

Types of Investments

The following descriptions are not intended to be an exhaustive categorization of our investments and are subject to change at any time. They are presented merely to acquaint investors with the available investment instruments as they are anticipated by the Adviser as of the date of this filing. The allocation of our portfolio among the different types of investments will vary over time based upon the Adviser’s evaluation of each specific investment opportunity. Under normal circumstances, the Adviser will utilize some or all of the following investment types, which are described in greater detail below:

•	secured fixed-rate or adjustable-rate senior loans (“Senior Loans”);

•	unsecured fixed-rate or adjustable-rate loans;

•	subordinated or mezzanine debt obligations;

•	equity securities, including preferred and common stocks and warrants;

•	convertible securities; and

•	options or other derivative instruments.

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The historical investment philosophy, strategy and approach of the Direct Lending Team has typically not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with PIK interest features.

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

The Adviser will consider an investment for our portfolio only if it believes that the relevant portfolio company is likely to repay its obligations. For example, the Adviser may determine that a portfolio company is likely to meet debt service requirements from cash flow or other sources, including the sale of assets, despite such portfolio company’s highly leveraged position, or that a portfolio company that is experiencing financial distress, but appears able to pay its interest and principal, is an attractive investment opportunity. There can be no assurance that such analysis will uncover all factors that may impair the value of our investments.

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

Default

We are subject to the risk that a company will default on its agreement with us due to a violation of provisions of the financing agreement or other investment documentation, including a failure to pay scheduled interest or make principal payments. If we accelerate the repayment of an investment because of a company’s violation of a covenant or other terms of a financing agreement or other investment documentation, such company might default on such payment. The risk of default generally will increase in the event of an economic downturn or, in the case of an adjustable-rate obligation, a substantial increase in interest rates. We may own a debt obligation of a borrower that is about to become insolvent. We may also invest in debt obligations that are issued in connection with a restructuring of the borrower under bankruptcy laws (also known as a DIP loan/financing).

Investments

Based on fair value as of December 31, 2016, our non-controlled/non-affiliated portfolio was comprised of 23 debt investments and one equity investment. Of these investments, 99.2% were debt investments which were primarily senior secured, first lien or term loans and 0.8% was common stock. As of December 31, 2015, we had made investments in eleven portfolio companies, all of which were first-lien investments.

On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $247.2 million and $206.6 million as of December 31, 2016 and 2015, respectively.

For a further discussion of our investment activities and investment attributes as of December 31, 2016 and 2015, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 8, 2016 the Company’s Board of Directors (the “Board”) reapproved the Investment Advisory and Management Agreement (the “Advisory Agreement”) originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a)	First, no Incentive Fee will be owed until the Common Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their aggregate capital contributions in respect of all Common Units;

(b)	Second, no Incentive Fee will be owed until the Common Unitholders have collectively received cumulative distributions equal to a 9% internal rate of return on their aggregate capital contributions in respect of all Common Units (the “Hurdle”);

(c)	Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Common Unitholders until such time as the cumulative Incentive Fee paid to the Adviser is equal to 20% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Common Unitholders in respect of all Common Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and

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

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the agreement or (ii) our terminating the agreement for cause (as set out in the Advisory Agreement), we will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (A) all our investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (B) the proceeds from such liquidation were used to pay all our outstanding liabilities, and (C) the remainder were distributed to Common Unitholders and paid as Incentive Fee in accordance with the “waterfall” (i.e., clauses (a) through (d)) described above for determining the amount of the Incentive Fee. We will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated. The Adviser Return Obligation (defined below) will not apply in connection with a Final Incentive Fee Payment.

Administration Agreement

On August 8, 2016, the Company’s Board reapproved the Administration Agreement with the Adviser, originally entered into on September 15, 2015, under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

The Company, and indirectly the Members, will bear (including by reimbursing the Adviser or Administrator) all other costs and expenses of its operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of the Company’s counsel and accounting fees. However, the Company will not bear (a) more than an amount equal to 10 basis points of the aggregate capital commitments of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of the aggregate Commitments of the Company per annum (pro-rated for partial years) for its costs and expenses other than ordinary operating expenses (“Company Expenses”), including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser. All expenses that the Company will not bear will be borne by the Adviser or its affiliates. Notwithstanding the foregoing, the cap on Company Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts payable in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to the liquidation of the Company, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments).

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

Competition

We compete for investments with a number of BDCs and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing including alternative source of funding to companies considering an initial public offering. Many of these entities have greater financial and managerial resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act and the Code will impose on us as a BDC and a RIC.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our board of directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our Members arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of any such person’s office. As a BDC, we are currently also required to meet a minimum coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any Preferred Units.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Members to additional expenses.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of Preferred Units senior to the Common Units, if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. While any Preferred Units or, in certain limited circumstances, debt securities are outstanding, we may be prohibited from making distributions to Common Unitholders or repurchasing Common Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for generally up to 60 days without regard to the 200% asset coverage requirement described above. Finally, (i) Preferred Units must have the same voting rights as the Common Units (one unit, one vote), and (ii) holders of the Preferred Units (the “Preferred Unitholders”) must have the right, as a class, to appoint two directors to the board of directors.

Code of Ethics

We have adopted the code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The Code of Ethics generally contains restrictions on investments by our employees in securities that we may purchase or hold. This information will be available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the Code of Ethics by written request addressed to the following: Beth Clarke, TCW, 1251 Avenue of the Americas, Suite 4700, New York, NY 10020.

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

Dependence on the Key Personnel and Other Management

Members have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Direct Lending Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly-qualified professionals. The loss of services of the Adviser’s investment professionals during the Commitment Period could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly-qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly-qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

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

Special Risks of Highly-Leveraged or other Risky Portfolio Companies; Interest Rate Fluctuations

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

Competition for Investment Opportunities

There can be no assurance that there will be a sufficient number of suitable investment opportunities to enable us to invest all of the Commitments of the Members in opportunities that satisfy our investment strategy, or that such investment opportunities will lead to completed investments by us. The activity of identifying, structuring, completing, implementing and realizing attractive investment opportunities is highly competitive. We will compete for investment opportunities with many other industry participants, including other BDCs, public and private funds, individual and institutional investors, and financial institutions. Many such entities have substantially greater economic and personnel resources than the Company and/or better relationships with borrowers and others and/or the ability to accept more risk than we believe can be prudently managed.

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

Limited Secondary Market for Securities

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

Portfolio Concentration

Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. Aside from the diversification requirements that we will have to comply with as a RIC, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Members turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be.

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

Lack of Operating History

We commenced investment operations in 2014 and have limited performance history. Past performance, including the past performance of the prior Special Situation Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

No Assurance of Profits

There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the types of companies and transactions described herein. The marketability and value of any of our investments will depend upon many factors beyond our control. We will incur organizational expenses, Management Fees and other operating expenses which may exceed our income, and a Member could lose the entire amount of its contributed capital. Therefore, a prospective investor should only invest in the Company if such investor can withstand a total loss of his or her investment. The past investment performance of the entities and accounts with which the Adviser and its investment professionals have been associated cannot be taken to guarantee future results of any investment in the Company.

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

Effect of Fees and Expenses on Returns

We will pay Management Fees and Incentive Fees to the Adviser and generally will bear other Operating Expenses. Generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Members, the distributions we make to Members, and the overall value of the Members’ investment. In addition, because the Management Fees payable by us to the Adviser following the Commitment Period will be calculated based on the cost of our investment portfolio, including that portion of the investment cost funded with leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Common Units.

Effect of Varying Terms of Classes of Units

Although we have no current intention to do so, we may issue Preferred Units pursuant to our operating agreement (the “LLC Agreement”). If we issue Preferred Units, there can be no assurance that such issuance would result in a higher yield or return to the holders of the Common Units. The issuance of Preferred Units would likely cause the net asset value of the Common Units to become more volatile. If the dividend rate on the Preferred Units were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Common Units would be reduced. If the dividend rate on the Preferred Units were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of the Common Units than if we had not issued Preferred Units. Any decline in the net asset value of our investments would be borne entirely by the holders of the Common Units. Therefore, if the fair value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of the Common Units than if we were not leveraged through the issuance of Preferred Units.

Regulations Governing our Operation as a BDC

We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Members.

Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue Preferred Units, the Preferred Units would rank “senior” to the Common Units in our capital structure, the Preferred Unitholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of the Common Unitholders.

Borrowing Money

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, we borrow from or may issue senior debt securities to banks, insurance companies and other lenders in the future. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Common Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

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

Obligations of Common Unitholders Relating to Credit Facilities

If we enter into a credit facility, we may grant security over and transfer our right to drawdowns of capital from investors to our lenders or other creditors. Common Unitholders will be required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under a credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company.

Failure to Qualify as a RIC

We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Members on an annual basis. Because we have incurred debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate- level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Members and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Members.

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

Consequences of Failure to Pay Commitment in Full

If a Member fails to pay any installment of its Commitment, other Members who have an outstanding Commitment may be required to fund their respective Commitments sooner than they otherwise would have absent such a default. In addition, if funding of Commitments by other Members and our borrowings are inadequate to cover defaulted Commitments, we may be unable to pay our obligations when due or be subjected to penalties or may otherwise suffer adverse consequences that could materially adversely affect the returns to the Members (including non-defaulting Members). If a Member defaults, there is no guarantee that we will recover the full amount of the defaulted Commitment, and such defaulting Member may lose all or a portion of its economic interest in us.

Limited Liability of the Adviser

To the extent permissible by law, the Adviser will not be liable, responsible or accountable in damages or otherwise to us or to any Member for any breach of duty to us or the Member or for any act or failure to act pursuant to the Advisory Agreement or otherwise, except in certain limited circumstances provided by the 1940 Act and as set forth in the Advisory Agreement. In general, we will be required to indemnify the Adviser (and other related and/or affiliated parties) for certain losses arising out of its activities on behalf of us. Such obligations could reduce significantly the returns to the Member.

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

The members of the senior management and investment teams and the Investment Committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of the Members. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between us and other investment funds or accounts advised by principals of, or affiliated with, the Adviser.

The Adviser has agreed with our board of directors that co-investments with other investment funds or accounts managed by the Adviser, allocations among us and other investment funds or accounts will generally be made based on capital available for investment in the asset class being allocated to the extent consistent with the 1940 Act. We expect that available capital for our investments will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. We and the Adviser have received an exemption from the SEC to permit us to co-invest with affiliates of the Adviser, including private funds managed by the Adviser if our board of directors determines that it would be advantageous for us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

No Registration; Limited Transferability of Common Units

The Common Units are being offered without registration under the Securities Act or any other laws of applicable jurisdictions. All dispositions and transfers of the Common Units shall be made pursuant to an effective registration statement or in accordance with an exemption from registration contained in the Securities Act. Members will not be permitted to transfer their Common Units unless (i) we and, if required by our lending arrangements, our lenders give consent and (ii) the Transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Common Units may be subject to certain restrictions contained in the Subscription Agreement and the LLC Agreement and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Units and one is not expected to develop. Withdrawal from an investment in the Common Units will not generally be permitted. In light of the restrictions imposed on any such transfer and in light of the limitations imposed on a Member’s ability to withdraw all or part of its investment in Common Units, an investment in the Common Units should be viewed as illiquid and subject to high risk.

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

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 19, 2014, the Company began accepting subscription agreements from investors for the private sale of its Common Units. The Company continued to enter into subscription agreements since that date through the final closing date of March 19, 2015. Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Members. The issuance of the Common Units pursuant to these subscription agreements and any draw by the Company under the related commitments is expected to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, and Rule 506(c) of Regulation D thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The table below sets forth our consolidated selected financial data for the years ended December 31, 2016 and 2015, and the period from May 13, 2014 (Inception) to December 31, 2014. The selected consolidated income statement, balance sheet and other data for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K (dollar amounts in thousands):

	Year Ended December 31,		Inception to December 31,
	2016	2015	2014
Statement of Operations Data
Income
Total investment income	$111,425	$31,421	$1,463

Expenses
Net expenses	46,222	44,360	5,102

Net investment income (loss)	65,203	(12,939)	(3,639)
Net realized gain on non-controlled/non-affiliated investments	519	2,350	129
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(17,114)	(6,453)	2,187
Net change in unrealized appreciation on affiliated investments	13,193	6,075	—

Net increase (decrease) in Members’ Capital from operations	$61,801	$(10,967)	$(1,323)

Income (Loss) per unit	$3.07	$(0.58)	$(0.16)

	Year Ended December 31,
	2016	2015	2014
Balance Sheet Data
Cash and cash equivalents	$214,913	$180,436	$6,967
Non-controlled/non-affiliated investments	1,083,226	586,626	112,500
Controlled affiliated investments	247,164	206,635	—
Total assets	1,558,075	1,008,801	125,627
Total debt	590,000	329,000	55,000
Total liabilities	594,971	357,498	61,099
Total Members’ Capital	963,104	651,303	64,528

Net asset value per unit (accrual base), End of year/period	$93.55	$99.35	$99.84

Other Data
Number of portfolio companies at year-end	23	11	2
Common Unitholder Total Return (1)	8.3%	(3.3)%	(2.0)%
Weighted-average yield of debt and income producing securities (2)	10.3%	9.5%	8.1%
Fair value of debt investments as a percentage of principal	96.7%	97.9%	100.00%

(1)	Common Unitholder total return for the periods ended December 31, 2016, 2015 and 2014 was calculated by taking the net income/(loss) of the Company for the period divided by the weighted average contributions from the members during the period. The return is net of management fees and expenses.
(2)	Weighted average yield is calculated using the par outstanding and excludes income collected from borrowers on unfunded commitments

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page iii of this annual report.

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

Each investor was required to enter into a subscription agreement in connection with its Commitment (a “Subscription Agreement”). Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Common Unitholders. Investors have entered into subscription agreements for 20,134,698 Common Units of the Company issued and outstanding representing a total of $2.013 billion of committed capital.

On September 19, 2016, we formed TCW Direct Lending Luxembourg VI S.à.r.l., (“TCW Direct Lending Luxembourg”) a private limited liability company under the laws of Luxembourg, of which the Company owns 100% of the membership interests.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with PIK interest features although, we may have investments with payment-in-kind (“PIK”) interest features in limited circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt; credit, industry, and market risk and events.

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Strategic Ventures) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. The Company is entitled to income and principal distributed by the fund.

Investment Activity

Based on fair value as of December 31, 2016, our non-controlled/non-affiliated portfolio consisted of 23 debt investments and one equity investment. Of these investments, 99.2% were debt investments which were primarily senior secured, first lien or term loans and 0.8% was common stock. Based on fair value as of December 31, 2015, our non-controlled/non-affiliated portfolio consisted of 100.0% first-lien investments in 11 portfolio companies.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of December 31, 2016:

Industry	Percent of Total Investments
Food Products	12%
Hotels, Restaurants & Leisure	11%
Industrial Conglomerates	10%
Household Durables	9%
Software	9%
Metals & Mining	8%
Road & Rail	7%
Diversified Financial Services	7%
Pharmaceuticals	6%
Health Care Providers & Services	4%
Computers & Peripherals	4%
Distributors	4%
Textiles, Apparel & Luxury Goods	3%
Information Technology Services	3%
Diversified Consumer Services	2%
Chemicals	1%
Total	100%

Interest income from non-controlled/non-affiliated investments was $96.0 million, $30.5 million and $1.5 million for the years ended December 31, 2016 and 2015 and the period from Inception to December 31, 2014, respectively.

Results of Operations

Our operating results for the years ended December 31, 2016 and 2015 and the period from Inception to December 31, 2014 were as follows (dollar amounts in thousands):

	Year Ended December 31,		Inception to December 31,
	2016	2015	2014
Total investment income	$111,425	$31,421	$1,463
Net expenses	46,222	44,360	5,102

Net investment income (loss)	65,203	(12,939)	(3,639)
Net realized gain on non-controlled/non-affiliated investments	519	2,350	129
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(17,114)	(6,453)	2,187
Net change in unrealized appreciation/depreciation on controlled affiliated investments	13,193	6,075	—

Net increase (decrease) in Members’ Capital from operations	$61,801	$(10,967)	$(1,323)

Total investment income

Total investment income for the years ended December 31, 2016 and 2015 was $111.4 million and $31.4 million, respectively, and included interest income from non-controlled/non-affiliated investments of $96.0 million and $30.5 million, respectively, as well as dividend income of $14.8 million and $0.9 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015. Total investment income of $1.5 million for the period from Inception to December 31, 2014 was interest income from our investments earned during the period in which we commenced investment operations.

Net investment income (loss)

Our net investment income (loss) for the years ended December 31, 2016 and 2015 was $65.2 million and ($12.9) million, respectively. The net investment income for the year ended December 31, 2016 is primarily attributable to current operations and the increase in the number of debt investments as of December 31, 2016 compared to December 31, 2015, as well as a greater number of debt investments which earned interest income for the entire year-ended December 31, 2016 compared to December 31, 2015. The net investment loss for the year-ended December 31, 2015 was primarily attributable to management fees charged on commitments from the Initial Closing Date and interest and credit facility fees which exceeded investment income as we increased investment operations throughout 2015. For the period from Inception to December 31, 2014 our net investment loss totaled $3.6 million. The loss was primarily attributable to the commencement of investment operations and other start-up costs in the period.

Operating expenses for the years ended December 31, 2016 and 2015 and the period from May 13, 2014 (Inception) to December 31, 2014 were as follows (dollar amounts in thousands):

	Year Ended December 31,		Inception to December 31,
	2016	2015	2014
Expenses
Management fees	$30,202	$35,244	$3,493
Interest and credit facility expenses	13,503	6,717	634
Professional fees	1,581	742	—
Administrative fees	1,104	684	—
Directors’ fees	290	289	175
Other expenses	377	372	1,112

Total expenses	$47,057	$44,048	$5,414

Expenses recaptured/(reimbursed) by the Investment Adviser	(835)	312	(313)

Net expenses	$46,222	$44,360	$5,102

Our total operating expenses were $47.1 and $44.0 million for the years ended December 31, 2016 and 2015, respectively, and $5.4 million for the period from Inception to December 31, 2014. Our operating expenses include management fees attributed to the Adviser of $30.2 million and $35.2 million for the years December 31, 2016 and 2015, respectively, and $3.5 million for the period from Inception to December 31, 2014. Management fees for the year ended December 31, 2015 included $5.0 million for the final placements of Common Units from the Initial Closing Date of September through those closings. Operating expenses in all categories increased during the year-ended December 31, 2016 versus the prior year primarily due to increase in our investment portfolio. The increase in expenses during the year ended December 31, 2015 compared to the period from Inception to December 31, 2014 is primarily due to the full year of operations and related expenses reflected in the year ended December 31, 2015. For the period ended December 31, 2016, professional fees included $0.2 million in fees associated with the formation of TCW Direct Lending Luxembourg. For the period from Inception to December 31, 2014, other expenses includes organization expenses of $0.7 million related to the initial formation and organization of our company.

Net expenses include an expense (reimbursement)/recapture of ($0.8) million and $0.3 million in the years ended December 31, 2016 and 2015, respectively. The expense reimbursement during the year ended December 31, 2016 is due to the expense limitation on operating expenses as outlined in the Advisory Agreement. The expense recapture during the year ended December 31, 2015 offset the expense reimbursement by the Investment Adviser of $0.3 million in the period from Inception to December 31, 2014, related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the years ended December 31, 2016 and 2015 were $0.5 million and $2.4 million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the year-ended December 31, 2016 was primarily due to the realization of gains related to our first out term loan to Harvest Hill Beverage Company and our term loan to ASC Acquisition Holding. Our net realized gain on non-controlled/non-affiliated investments during the year-ended December 31, 2015 was primarily related to the transfer of investments (see Investment Activity) to TCW Strategic Ventures and corresponding realization of origination fees from the investments transferred. Our net realized gain on investments was $0.1 million for the period from Inception to December 31, 2014 resulting from the partial sale of two investments in 2014.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the years ended December 31, 2016 and 2015 were ($17.1) million and ($6.5) million, respectively. Our net change in unrealized appreciation/depreciation for the year ended December 31, 2016 was primarily due to our term loan to H-D Manufacturing which recorded net decreases in fair value of $23.9 million, partially offset by fair value increases in our term loan to OTG Management of $1.8 million, as well as other mark to market adjustments resulting from market yield spreads during the year. Our net change in unrealized appreciation/ depreciation for the year ended December 31, 2015 primarily related to a change to our method for valuing the investments. As of December 31, 2015, unless noted, we are utilizing the midpoint of a valuation range provided by an external, independent valuation firm and approved by the Board. The Board may approve a value other than the midpoint if it believes that is the fair value. Previously, we utilized a point within the range of values provided by an external, independent valuation firm based on qualitative and quantitative assessment of factors. This change to the midpoint was approved by our Board. This unrealized depreciation was partially offset by unrealized gains from investments originated in 2015. For the period from Inception to December 31, 2014, our net change in unrealized appreciation/depreciation totaled $2.2 million and resulted from investments originated in 2014.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments were $13.2 million and $6.1 million for the years ended December 31, 2016 and 2015, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the years ended December 31, 2016 and 2015 primarily resulted from loans originated in 2016 and 2015, respectively, as well as undistributed profits from TCW Strategic Ventures. This appreciation was partially offset by depreciation driven by an adoption of a more quantitative approach to pricing, similar to the non-controlled/non-affiliated investments.

Net increase (decrease) in members’ capital from operations

Our net increase (decrease) in members’ capital from operations was $61.8 million, ($11.0) million and ($1.3) million for the years ended December 31, 2016 and 2015 and the period from Inception to December 31, 2014, respectively. The increase during the year ended December 31, 2016 reflects the increase in operations, loan originations through December 31, 2016, compared to the year ended December 31, 2015 and the period from Inception to December 31, 2014 where we had just commenced operations. The decrease in the year ended December 31, 2015 as well as the period from Inception to December 31, 2014 primarily relates to the commencement of investment operations and management fees charged on new commitments, as well as ongoing costs.

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

The Company’s investments in controlled affiliated investments for the years ended December 31, 2016 and 2015 were as follows (dollar amounts in thousands):

	Fair Value as of December 31, 2015	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$—	$268,229	$(67,669)	$6,075	$206,635	$894

Total Controlled Affiliates	$—	$268,229	$(67,669)	$6,075	$206,635	$894

Financial Condition, Liquidity and Capital Resources

On March 19, 2015 we completed the final private placement of Common Units. We generate cash from (1) drawing down capital in respect of Common Units, (2) cash flows from investments and operations and (3) borrowings from banks or other lenders.

Our primary use of cash is for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (2) the cost of operations (including expenses, management fees, incentive fees, and any indemnification obligations), (3) debt service of any borrowings and (4) cash distributions to the Common Unitholders.

As of December 31, 2016 and 2015, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	December 31,
	2016	2015
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$920,589	$1,349,024
Percentage of commitments funded	54.3%	33.0%
Units	20,134,698	20,134,698

Natixis Credit Agreement

On November 12, 2014, we entered into a senior secured revolving credit agreement, with us as borrower, and Natixis, New York Branch, as administrative agent and committed lender (“Natixis”). That agreement was subsequently amended pursuant to an amended and restated credit agreement, dated as of December 22, 2014, by and among us, Natixis, and various lenders party thereto, which was then further amended pursuant to a second amended and restated credit agreement, dated as of July 1, 2015 (as so amended and restated, the “Credit Agreement”).

The Credit Agreement provides for a revolving credit line of up to $750 million (the “Maximum Commitment) (with sublimits for letters of credit of up to $50 million and short-term “swingline” loans of up to $10 million) (the “Credit Facility”), subject to an available borrowing base which is generally, a percentage of remaining unfunded commitments from certain eligible Members, (the “Borrowing Base” or “Available Amount”), and is secured by the undrawn commitments together with the recallable amounts from our Members generally. The initial lender commitment was $250 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at our option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of December 31, 2016, we were in compliance with such covenants.

As of December 31, 2016, the Maximum Commitment was $750 million and the Available Amount was $622 million under the Credit Facility Borrowing Base. As of December 31, 2015, the Maximum Commitment and the Available Amount was $750 million. The Available Amount decreased from $750 million to $622 million as of August 30, 2016 in conjunction with recent capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount from our Members. As of December 31, 2016 and December 31, 2015, the amounts outstanding under the Credit Facility were $590 million and $329 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2016 and December 31, 2015, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred $6,415 in connection with obtaining the Credit Facility, which we have recorded as deferred financing costs on our Consolidated Statements of Asset and Liabilities and is amortizing these fees over the life of the Credit Facility. As of December 31, 2016, 2015 and 2014, $1,972, $4,263 and $4,457, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2016 and 2015 and for the period from Inception to December 31, 2014 was as follows:

	Year Ended December 31,		Inception to December 31,
	2016	2015	2014
Borrowing interest expense	$10,308	$3,039	$334
Unused fees	829	1,660	72
Administrative fees	75	75	19
Amortization of financing costs	2,291	1,943	209

Total	$13,503	$6,717	$634

Weighted average interest rate	2.24%	1.97%	1.86%
Average outstanding balance	$459,691	$154,751	$62,880

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2016 and 2015 is as follows (dollar amounts in thousands):

Revolving Credit Agreement (1)	Total Facility Commitment	Borrowings Outstanding	Available Amount
Total Debt Obligations – December 31, 2016	$750,000	$590,000	$160,000
Total Debt Obligations – December 31, 2015	$750,000	$329,000	$421,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gains/(losses) as of December 31, 2016 and 2015 by investment type (dollar amounts in thousands):

		December 31,
		2016		2015
Unfunded Commitments	Maturity	Amount	Unrealized Gains(Losses)	Amount		Unrealized Gains(Losses)
ASC Acquisition Holdings LLC	December 2018	$13,076	$(26)	$	N/A	$	N/A
ENA Holdings Corporation	May 2021	4,804	5		N/A		N/A
Help At Home, Inc.	August 2020	6,757	61		1,486		(28)
OTG Management LLC	August 2021	10,291	62		N/A		N/A
Patriot National, Inc.	November 2020	6,429	58		N/A		N/A
Quantum Corporation	October 2023	16,371	180		N/A		N/A
Quicken Parent Corp.	February 2017	1,725	22		N/A		N/A
Sierra Private Holdings II Ltd.	August 2022	2,014	6		N/A		N/A
Xura, Inc.	August 2022	3,020	9		N/A		N/A

Total Unfunded Commitments		$64,487	$377		$1,486		$(28)

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of December 31, 2016, the Company’s unfunded commitment to TCW Strategic Ventures was $252.9 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2016, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2016, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 100.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2016 consolidated balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$43,021	$17,946	$25,075
Up 200 basis points	27,965	11,964	16,001
Up 100 basis points	12,909	5,982	6,927
Down 100+ basis points	(827)	(4,752)	3,925

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2016, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.4	Revolving Credit Agreement, dated as of November 12, 2014, among TCW Direct Lending LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on November 18, 2014).

10.5	Amended and Restated Revolving Credit Agreement, dated as of December 22, 2014, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.7	Second Amended and Restated Revolving Credit Agreement, dated as of July 1, 2015, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and lenders party thereto (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on March 30, 2016).

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the fiscal year ended to December 31, 2016.

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 28, 2017	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: March 28, 2017	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer

TCW Direct Lending LLC

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Schedule of Investments as of December 31, 2016 and 2015	F-3

Consolidated Statements of Assets and Liabilities as of December 31, 2016 and 2015	F-9

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015 and the period May 13, 2014 (Inception) to December 31, 2014	F-10

Consolidated Statements of Changes in Members’ Capital for the Years Ended December 31, 2016 and 2015 and the period May 13, 2014 (Inception) to December 31, 2014	F-11

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015 and the period May 13, 2014 (Inception) to December 31, 2014	F-12

Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

TCW Direct Lending LLC:

Los Angeles, California

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2016 and 2015, and for the period from May 13, 2014 (inception) to December 31, 2014, and the financial highlights for the years ended December 31, 2016 and 2015, and for the period from September 19, 2014 (initial closing period) to December 31, 2014. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015, by correspondence with the custodian, or loan agents. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of TCW Direct Lending LLC as of December 31, 2016 and 2015, the results of its operations, changes in its members’ capital, and its cash flows for the years ended December 31, 2016 and 2015, and for the period from May 13, 2014 (inception) to December 31, 2014, and the financial highlights for the years ended December 31, 2016 and 2015, and for the period from September 19, 2014 (initial closing period) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 28, 2017

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Chemicals
	GSE Environmental, Inc.	09/26/16	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00% Floor)	1.3%	$12,106,276	08/11/21	$12,106,276	$12,227,339

				1.3%	12,106,276		12,106,276	12,227,339

Computers & Peripherals
	Quantum Corporation(1)	10/21/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.3%	40,928,571	10/21/21	40,093,378	41,378,786

				4.3%	40,928,571		40,093,378	41,378,786

Distributors
	ASC Acquisition Holdings, LLC(2)	12/16/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.1%	39,227,344	12/15/21	38,449,671	39,148,889

				4.1%	39,227,344		38,449,671	39,148,889

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	1.9%	18,667,515	07/01/19	18,618,087	18,760,853

				1.9%	18,667,515		18,618,087	18,760,853

Diversified Financial Services
	Patriot National, Inc.(3)	11/09/16	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.6%	53,571,429	11/09/21	53,137,809	54,053,572
	Verus Financial, LLC	04/12/16	First Lien Term Loan - 8.13% (LIBOR + 7.25%, 0.75% Floor)	1.8%	17,171,875	04/12/21	16,878,420	17,257,734

				7.4%	70,743,304		70,016,229	71,311,306

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.63% (LIBOR + 7.75%, 0.75% Floor)	1.4%	13,686,575	01/20/21	13,513,544	13,755,008
	Harvest Hill Beverage Company	01/20/16	First Lien, First Out Term Loan - 5.00% (LIBOR + 4.00%, 1.00% Floor)	1.4%	13,785,149	01/19/21	13,617,666	13,674,867
	Harvest Hill Beverage Company(4)	01/20/16	First Lien, Last Out Term Loan - 7.25% (LIBOR + 6.25%, 1.00% Floor)	10.8%	103,961,373	01/19/21	102,698,294	103,961,373

				12.2%	117,746,522		116,315,960	117,636,240

				13.6%	131,433,097		129,829,504	131,391,248

Health Care Providers & Services
	Help at Home, LLC(4)(5)	08/03/15	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	4.5%	42,837,838	08/03/20	42,442,790	43,223,378

				4.5%	42,837,838		42,442,790	43,223,378

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2016 (continued)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico(6)	10/09/15	Senior Secured Notes - 11.00% (LIBOR + 10.00%, 1.00% Floor)	4.1%	39,572,542	10/09/20	38,977,211	39,414,252
	OTG Management, LLC(7)	06/30/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	7.8%	75,012,754	08/26/21	73,617,664	75,462,830

				11.9%	114,585,296		112,594,875	114,877,082

Household Durables
	Cedar Electronics Holdings, Corp.(4)	07/01/15	Senior Term Loan - 6.94% (LIBOR + 6.00%, 0.50% Floor)	2.2%	21,427,500	06/26/20	21,076,157	20,784,675
	Robertshaw US Holding Corp.	06/15/16	Term Loan B - 8.50% (LIBOR + 7.00%, 1.50% Floor)	6.4%	62,523,495	06/18/19	62,196,483	61,773,213
	Robertshaw US Holding Corp.	06/15/16	Term Loan C - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.5%	4,750,013	06/18/19	4,750,013	4,693,013
	Robertshaw US Holding Corp.	08/29/16	Term Loan D - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.0%	9,831,637	06/18/19	9,723,758	9,713,657

				7.9%	77,105,145		76,670,254	76,179,883

				10.1%	98,532,645		97,746,411	96,964,558

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 5.50% inc PIK (LIBOR + 4.50%, 1.00% Floor, 0.50% PIK)	3.2%	32,914,262	06/30/20	32,570,243	30,346,950
	H-D Advanced Manufacturing Company(4)	06/30/15	First Lien Last Out Term Loan - 13.80% inc PIK (LIBOR + 7.00%, 1.00% Floor, 5.80% PIK)	8.4%	110,785,456	06/30/20	109,043,607	80,873,383

				11.6%	143,699,718		141,613,850	111,220,333

Information Technology Services
	ENA Holding Corporation(8)	05/06/16	First Lien Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	3.3%	31,628,680	05/06/21	31,154,835	31,660,309

				3.3%	31,628,680		31,154,835	31,660,309

Metals & Mining
	Pace Industries, Inc.	06/30/15	Senior Secured Notes - 9.25% (LIBOR + 8.25%, 1.00% Floor)	9.0%	88,875,000	06/30/20	87,943,929	86,742,000

				9.0%	88,875,000		87,943,929	86,742,000

Pharmaceuticals
	Noramco, LLC(4)	07/01/16	Senior Term Loan - 9.00% (LIBOR + 8.00%, 1.00% Floor)	6.4%	61,177,080	07/01/21	60,751,282	61,972,382

				6.4%	61,177,080		60,751,282	61,972,382

Road & Rail
	Total Military Management, Inc.(4)	04/14/15	Second Out Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	8.4%	81,523,810	10/14/20	80,216,095	81,279,238

				8.4%	81,523,810		80,216,095	81,279,238

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2016 (continued)

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Software
	Quicken Parent Corp.(9)	04/01/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.6%	24,710,625	04/01/21	24,542,712	25,031,863
	Sierra Private Holdings II Ltd.(6)(10)	08/19/16	UK Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.9%	27,477,510	08/19/22	26,785,778	27,559,943
	Xura, Inc. - US(6)(11)	08/19/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	4.3%	41,216,265	08/19/22	40,178,666	41,339,914

				9.8%	93,404,400		91,507,156	93,931,720

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 10.00% (LIBOR + 9.00%, 0.50% Floor)	2.9%	28,413,000	01/28/21	28,008,033	27,702,675
	Frontier Spinning Mills, Inc.(4)	05/19/15	Last Out Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	1.1%	13,611,553	04/30/20	13,522,149	10,807,573

				4.0%	42,024,553		41,530,182	38,510,248

					Shares		Cost
	Equity
	Verus Financial, LLC(12)	05/20/16	Common Stock	0.9%	8,750		8,368,247	8,626,399

	Total Non-Controlled/Non-Affiliated Investments			112.5%			$1,104,982,797	$1,083,226,068

	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(6)(13)	06/05/15	Preferred membership interests	25.7%	227,896		$227,895,573	$247,164,240
			Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			25.7%			227,895,573	247,164,240

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			20.4%	197,000,436		197,000,436	197,000,436

	Total Investments 158.6%						$1,529,878,806	$1,527,390,744

	Net unrealized appreciation on unfunded commitments (0.0%)							$376,683

	Liabilities in Excess of Other Assets (58.6%)							$(564,663,883)

	Net Assets 100.0%							$963,103,544

(1)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $16,371,429, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of October 11, 2023. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $180,086 as of December 31, 2016.
(2)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $13,075,781, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of December 16, 2018. This investment is accruing an unused commitment fee of 0.38% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(26,152) as of December 31, 2016.
(3)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,428,571, at an interest rate of LIBOR plus 7.25%, with a LIBOR Floor of 1.00%, and a maturity of November 04, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $57,857 as of December 31, 2016.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2016 (continued)

(4)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(5)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,756,757, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.25%, and a maturity of August 03, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $89,054 as of December 31, 2016.
(6)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(7)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $10,291,552, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 26, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $61,749 as of December 31, 2016.
(8)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $4,804,290, at an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 06, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $4,804 as of December 31, 2016.
(9)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,725,000, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of April 01, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $22,425 as of December 31, 2016.
(10)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $2,013,624, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $6,041 as of December 31, 2016.
(11)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $3,020,436, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $9,061 as of December 31, 2016.
(12)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(13)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.6%
Mexico	2.6%
United Kingdom	1.8%

See Notes to Consolidated Financial Statements.

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2015

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
Auto Components
	Pittsburgh Glass Works, LLC(1)	11/25/15	First Lien Term Loan - 9.00% (LIBOR + 8.00%, 1.00 Floor)	7.7%	50,000,000	11/25/21	49,508,444	49,950,000
Chemicals
	Revere Industries, LLC	08/20/15	First Lien Term Loan - 9.50% (LIBOR + 8.5%, 1.00% Floor)	6.5%	43,052,885	08/20/19	42,075,281	42,536,250
Communications Equipment
	Aclara Technologies	12/21/15	First Lien Term Loan - 9.00% (LIBOR + 7.50%, 1.50% Floor)	6.7%	43,168,605	03/28/19	42,775,275	43,427,616
Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	06/09/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	2.2%	14,483,333	06/01/19	14,420,992	14,410,917
Health Care Providers & Services
	Help at Home, Inc.(1)	08/03/15	First Lien Term Loan B - 10.00% (Prime + 6.50%, 3.25% Floor)	6.5%	43,175,676	08/03/20	42,705,972	42,398,513
	Help at Home, Inc.(2)	08/03/15	First Lien - Revolver - 10.00% (Prime + 6.50%, 3.25% Floor)	0.8%	5,270,270	08/03/20	5,270,270	5,170,135

				7.3%	48,445,946		47,976,242	47,568,648

Hotels, Restaurants & Leisure
	Controladora Dolphin, S.A De C.V. Mexico(3)	10/09/15	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00 Floor)	6.4%	42,500,000	10/09/20	41,689,317	41,990,000
Household Durables
	Cedar Electronics Holdings, Corp.(1)	07/01/15	First Lien Term Loan - 7.50% (Prime + 4.00%, 3.50% Floor)	3.4%	22,181,000	06/26/20	21,712,652	22,070,095
Industrial Conglomerates
	H-D Advanced Manufacturing Company(1)	06/30/15	First Lien Term Loan A - 8.00% (LIBOR + 7.00%, 1.00% Floor)	20.8%	143,591,912	06/30/20	141,656,132	135,143,228
Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 9.25% (LIBOR + 8.25%, 1.00% Floor)	13.6%	89,550,000	06/30/20	88,342,766	88,654,500
Road & Rail
	Total Military Management, Inc.	04/14/15	First Lien Term Loan - 7.75% (LIBOR + 6.75%, 1.00 Floor)	13.3%	88,000,000	10/14/20	86,319,746	86,592,000
Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.(1)	05/19/15	First Lien Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	2.2%	14,515,385	04/30/20	14,387,068	14,283,138

	Total Non-Controlled/Non-Affiliated Investments			90.1%			590,863,915	586,626,392

TCW Direct Lending LLC

Schedule of Investments

As of December 31, 2015 (continued)

					Shares	Cost	Fair Value
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(3)(4)	06/05/2015	Preferred membership interests	31.7%	199,760	199,760,000	206,595,336
			Common membership interests	0.0%	800	800,000	39,943

	Total Controlled/Affiliated Investments			31.7%		200,560,000	206,635,279

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.35%			25.9%	168,850,468	168,850,468	168,850,468

	Total Investments 147.7%					$960,274,383	$962,112,139

	Net unrealized depreciation on unfunded commitments (0.0%)						$(28,243)

	Liabilities in Excess of Other Assets (47.7%)						$(310,780,753)

	Net Assets 100.0%						$651,303,143

(1)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(2)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,486,486, and an interest rate at the option of the borrower of Prime (Prime + 6.50%, 3.25% floor) or LIBOR (LIBOR + 7.50%, 1.00% floor), and a maturity of August 3, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(28,234) as of December 31, 2015.
(3)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(4)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.6%
Mexico	4.4%

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31, 2016	As of December 31, 2015
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $1,104,983 and $590,864, respectively)	$1,083,226	$586,626
Controlled affiliated investments (cost of $227,896 and $200,560, respectively)	247,164	206,635
Cash and cash equivalents	214,913	180,436
Interest receivable	9,738	2,653
Deferred financing costs	1,972	4,263
Receivable from Investment Adviser	578	—
Net unrealized appreciation on unfunded commitments	377	—
Receivable for investments sold	—	27,098
Capital call due from Members	—	933
Prepaid and other assets	107	157

Total Assets	$1,558,075	$1,008,801

Liabilities
Credit facility payable	$590,000	$329,000
Payable for investments purchased	3,840	—
Interest and credit facility expense payable	260	496
Directors’ fees payable	3	—
Management fees payable	—	27,737
Net unrealized depreciation on unfunded commitments	—	28
Other accrued expenses and other liabilities	868	237

Total Liabilities	$594,971	$357,498

Commitments and Contingencies (Note 5)

Members’ Capital
Common unitholders commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common unitholders undrawn commitment: (20,134,698 units issued and outstanding)	(920,589)	(1,349,024)
Common unitholders return of capital	(102,960)	—
Common unitholders offering costs	(853)	(853)
Accumulated common unitholders tax reclassification (Note 8)	(9,596)	(9,620)

Common unitholders capital	979,472	653,973
Accumulated net realized loss	(13,710)	(3,888)
Accumulated net investment loss	(546)	(591)
Net unrealized appreciation (depreciation) on investments	(2,112)	1,809

Members’ Capital	$963,104	$651,303

Total Liabilities and Members’ Capital	$1,558,075	$1,008,801

Net Asset Value Per Unit (accrual base) (Note 9)	$93.55	$99.35

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period May 13, 2014 (Inception) to December 31, 2014
Investment Income:
Interest income from non-controlled/non-affiliated investments	$95,976	$30,527	$1,463
Dividend income from controlled affiliated investments	14,797	894	—
Other fee income	652	—	—

Total investment income	$111,425	$31,421	$1,463

Expenses:
Management fees	30,202	35,244	3,493
Interest and credit facility expenses	13,503	6,717	634
Professional fees	1,581	742	—
Administrative fees	1,104	684	—
Directors’ fees	290	289	175
Other expenses	377	372	1,112

Total expenses	47,057	44,048	5,414
Expense recaptured/(reimbursed) by the Investment Adviser	(835)	312	(312)

Net expenses	46,222	44,360	5,102

Net investment income (loss)	$65,203	$(12,939)	$(3,639)

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	519	2,350	129
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(17,114)	(6,453)	2,187
Net change in unrealized appreciation on controlled affiliated investments	13,193	6,075	—

Net realized and unrealized gain (loss) on investments	$(3,402)	$1,972	$2,316

Net increase (decrease) in Members’ Capital from operations	$61,801	$(10,967)	$(1,323)

Basic and diluted:

Income (loss) per unit	$3.07	$(0.58)	$(0.16)

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period May 13, 2014 (Inception) to December 31, 2014
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income (loss)	$65,203	$(12,939)	$(3,639)
Net realized gain on investments	519	2,350	129
Net change in unrealized appreciation/depreciation on investments	(3,921)	(378)	2,187

Net Increase (Decrease) in Members’ Capital from Operations	61,801	(10,967)	(1,323)

Distributions to shareholders from:
Net investment income	(72,270)	—	—
Net realized gains	(3,205)	—	—
Return of capital	(102,960)	—	—

Total distributions to shareholders	(178,435)	—	—

Increase (Decrease) in Members’ Capital Resulting from Capital Activity
Contributions	428,435	598,595	65,851
Offering costs	—	(853)	—

Total Increase in Members’ Capital Resulting from Capital Activity	428,435	597,742	65,851

Total Increase in Members’ Capital	311,801	586,775	64,528

Members’ Capital, beginning of year/ period	651,303	64,528	—

Members’ Capital, end of year/ period	$963,104	$651,303	$64,528

Accumulated net investment loss	$(546)	$(17,431)	$(3,639)

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period May 13, 2014 (Inception) to December 31, 2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$61,801	$(10,967)	$(1,323)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(947,347)	(859,314)	(186,200)
Interest income paid in-kind	(3,096)	—	—
Proceeds from sales and paydowns of investments	414,455	181,821	76,088
Net realized (gain) loss on investments	(519)	(2,350)	(129)
Change in net unrealized/appreciation depreciation on investments	3,921	378	(2,187)
Accretion of discount	(4,948)	(1,268)	(72)
Amortization of deferred financing costs	2,291	1,942	209
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(7,085)	(2,024)	(629)
(Increase) decrease in receivable from Investment Adviser	(578)	311	(311)
(Increase) decrease in receivable for investments sold	27,098	(27,098)	—
(Increase) decrease in prepaid offering costs	—	663	(663)
(Increase) decrease in prepaid and other assets	50	(157)	—
Increase (decrease) in investments purchased payable	3,840	—	—
Increase (decrease) in interest and credit facility expense payable	(236)	454	41
Increase (decrease) in directors’ fees payable	3	(160)	160
Increase (decrease) in management fees payable	(27,737)	24,244	3,493
Increase (decrease) in initial organizational expense payable to affiliate	—	(682)	682
Increase (decrease) in offering costs payable to affiliate	—	(663)	663
Increase (decrease) in other accrued expenses and liabilities	631	(208)	445

Net cash used in operating activities	(477,456)	(695,078)	(109,733)

Cash Flows from Financing Activities
Contributions from Members	250,000	598,595	65,851
Capital call due from Members, net	933	(833)	(100)
Offering costs paid	—	(853)	—
Deferred financing costs paid	—	(2,362)	(4,051)
Proceeds from credit facility	1,076,000	850,000	188,300
Repayments of credit facility	(815,000)	(576,000)	(133,300)

Net cash provided by financing activities	511,933	868,547	116,700

Net increase in cash and cash equivalents	34,477	173,469	6,967
Cash and cash equivalents, beginning of year	180,436	6,967	—

Cash and cash equivalents, end of year	$214,913	$180,436	$6,967

Supplemental and non-cash financing activities
Interest expense paid	$10,246	$3,023	$331
Deemed purchase and return of capital from Investment Funds & Vehicles	$26,068	$—	$—
Investments transferred (exchanged) in-kind	$—	$111,656	$—
Deemed distribution/re-contribution from Members	$(178,435)	$—	$—
Deemed distribution/re-contribution from Investment Funds and Vehicles	$1,643	$—	$—

See notes to consolidated financial statements

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(dollar amount in thousands, except for unit data)

December 31, 2016

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

On May 16, 2016, the Company established a wholly owned subsidiary, TCW-DL VF Holdings, Inc., structured as a Delaware entity or tax blocker, to hold an equity investment in a portfolio company organized as a limited liability company.

On September 19, 2016, the Company formed TCW Direct Lending Luxembourg VI S.à.r.l., (“TCW Direct Lending Luxembourg”) a private limited liability company under the laws of Luxembourg, of which the Company owns 100% of the membership interests. The Company incurred $0.2 million in professional fees in connection with the formation of TCW Direct Lending Luxembourg, all of which were expensed as incurred. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date (as defined below), September 14, 2020 unless extended or sooner dissolved as provided in the limited liability agreement or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units.

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2016 aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$920,589	54.3%	20,134,698

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

1. Organization and Basis of Presentation (continued)

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to 75% of the principal amount or the cost portion of any Portfolio Investment that is fully repaid to or otherwise fully recouped by the Company within one year of the Company’s investment. The Recallable Amount is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of December 31, 2016 was $63,750.

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

Reclassifications: Certain prior period amounts in the Consolidated Statements of Operations relating to audit, legal, valuation and tax service fees have been reclassified into “Professional Fees” and sub-administrator, transfer agent and custody fee expense have been reclassified into “Administrative Fees.” These reclassifications have been made to conform to the current period presentation.

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

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Discounts associated with a revolver are treated as a discount to the issuers’ term loan. In the event there is a fee associated with a delayed draw that remains unfunded, the Company will recognize the fee as fee income immediately. Ongoing facility, commitment or other additional fees including, prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

2. Significant Accounting Policies (continued)

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At December 31, 2016 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

3. Investment Valuations and Fair Value Measurements (continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2016:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$1,074,600	$—	$1,074,600
Equity	—	—	8,626	—	8,626
Investment Funds & Vehicles (1)	—	—	—	247,164	247,164
Cash equivalents	197,001	—	—	—	197,001

Total Assets	$197,001	$—	$1,083,226	$247,164	$1,527,391

(1)	Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2015:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$586,626	$—	$586,626
Investment Funds & Vehicles (1)	—	—	—	206,635	206,635
Cash equivalents	168,850	—	—	—	168,850

Total Assets	$168,850	$—	$586,626	$206,635	$962,111

(1)	Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2016:

	Debt	Equity	Total
Balance, December 31, 2015	$586,626	$—	$586,626
Purchases*	765,459	8,750	774,209
Sales and paydowns of investments	(265,175)	(382)	(265,557)
Accretion of original issue discounts	4,948	—	4,948
Net realized gains (losses)	519	—	519
Net change in unrealized appreciation/depreciation	(17,777)	258	(17,519)

Balance, December 31, 2016	$1,074,600	$8,626	$1,083,226

Net change in unrealized appreciation/depreciation in investments held as of December 31, 2016	$(16,222)	$258	$(15,964)

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

3. Investment Valuations and Fair Value Measurements (continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2015:

Debt
Balance, December 31, 2014	$112,500
Purchases	702,741
Sales and paydowns of investments (1)	(225,808)
Amortization of discount/(premium)	1,268
Net realized gains (losses)	2,350
Net change in unrealized appreciation/depreciation	(6,425)

Balance, December 31, 2015	$586,626

Net change in unrealized appreciation/depreciation in investments held as of December 31, 2015	$(4,197)

(1)	Includes in-kind transfer of $111,656.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the years ended December 31, 2016 and 2015, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2016.

Investment Type	Fair Value as of December 31, 2016	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$982,919	Income method	Weighted Average Cost of Capital Shadow Credit Rating	6.0% - 13.4% CCC+ to BB	10.0% N/A	Decrease Increase
Debt	$80,873	Market method	EV Implied Multiple	10.0x to 11.0x	N/A	Increase
Debt	$10,808	Income / Market Method	Weighted Average Cost of Capital Shadow Credit Rating	19.6 - 24.1% CC to CCC-	21.9% N/A	Decrease Increase
			EV Implied Multiple	7.0x to 8.0x	N/A	Increase
Equity	$8,626	Market method	EV Implied Multiple	10.8x to 11.8x	N/A	Increase

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2015.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

3. Investment Valuations and Fair Value Measurements (continued)

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$586,262	Income method	Weighted Average Cost of Capital Shadow Credit Rating	6.4% - 14.5% CCC+ to B+	10.7% N/A	Decrease Increase

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

Unless noted, the Company is utilizing the midpoint of a valuation range provided by an external, independent valuation firm. Based on its review of the external, independent valuation firm’s range and related documentation, the Adviser documents the valuation recommendations. The Adviser provides the valuation recommendation for each investment to the Company’s audit committee, based on / along with the independent valuation report. After the Company’s audit committee reviews the valuation recommendations, the Board discusses the portfolio company and investment valuations with the Adviser and determines the fair value of these investments in good faith. The Board may approve a value other than the midpoint if it believes that is the fair value.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

4. Agreements and Related Party Transactions (continued)

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

For the years ended December 31, 2016 and 2015 and for the period beginning on Inception Date through December 31, 2014, Management Fees incurred amounted to $30,202, $35,244 and $3,493, respectively, of which $0 and $27,737 remained payable at December 31, 2016 and 2015, respectively. Net expenses include an expense reimbursement of $835 in the year ended December 31, 2016. Net expenses include an expense recapture of $312 in the year ended December 31, 2015 which offset the expense reimbursement by the Investment Adviser of $312 in the period from the Inception Date to December 31, 2014 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

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

Since inception of the Company through the year ended December 31, 2016, the Adviser was paid $652 in such fees. In accordance with the limited liability company agreement, as of December 31, 2016 all of the $652 of such fees have been recorded as fee income. No fees were paid to the Advisor for the year ended December 31, 2015 or for the period from the Inception Date through December 31, 2014.

Incentive Fee: In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a) First, no Incentive Fee will be owed until the Common Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their aggregate capital contributions in respect of all Common Units;

(b) Second, no Incentive Fee will be owed until the Common Unitholders have collectively received cumulative distributions equal to a 9% internal rate of return on their aggregate capital contributions in respect of all Common Units (the “Hurdle”);

(c) Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Unitholders until such time as the cumulative Incentive Fee paid to the Adviser is equal to 20% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Common Unitholders in respect of all Common Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and

(d) Thereafter, the Adviser will be entitled to an Incentive Fee equal to 20% of additional amounts otherwise distributable to Unitholders, with the remaining 80% distributed to the Unitholders.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

4. Agreements and Related Party Transactions (continued)

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

For the years ended December 31, 2016 and 2015 and for the period beginning on Inception Date through December 31, 2014, no Incentive Fees were incurred.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

4. Agreements and Related Party Transactions (continued)

The Company’s investments in affiliated investments for the year ended December 31, 2016 were as follows:

	Fair Value as of December 31, 2015	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

The Company’s investments in affiliated investments for the year ended December 31, 2015 were as follows:

	Fair Value as of December 31, 2014	Purchases	Sales	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2015	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$—	$268,229	$(67,669)	$6,075	$206,635	$894

Total Controlled Affiliates	$—	$268,229	$(67,669)	$6,075	$206,635	$894

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) by investment as of December 31, 2016 and 2015:

		December 31, 2016		December 31, 2015
Unfunded Commitments	Maturity	Amount	Unrealized gain/(loss)	Amount		Unrealized gain/(loss)
ASC Acquisition Holdings, LLC	December 2018	$13,076	$(26)	$	N/A	$	N/A
ENA Holding Corporation	May 2021	4,804	5		N/A		N/A
Help At Home Inc.	August 2020	6,757	61		1,486		(28)
OTG Management LLC	August 2021	10,291	62		N/A		N/A
Patriot National, Inc.	November 2020	6,429	58		N/A		N/A
Quantum Corporation	October 2023	16,371	180		N/A		N/A
Quicken Parent Corp.	February 2017	1,725	22		N/A		N/A
Sierra Private Holdings II Ltd.	August 2022	2,014	6		N/A		N/A
Xura Inc.	August 2022	3,020	9		N/A		N/A

Total Unfunded Commitments		$64,487	$377		$1,486		$(28)

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2016, the Company’s unfunded commitment to Strategic Ventures is $252,904.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

5. Commitments and Contingencies (continued)

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2016, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

As of the year ended December 31, 2016, the Company did not sell or issue any Common Units. As of December 31, 2015, the Company sold and issued 11,894,188 Common Units at an aggregate purchase price of $100 per unit. The activity for the years ended December 31, 2016 and 2015 is a follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Units at beginning of year	20,134,698	8,240,510
Units issued and committed	—	11,894,188

Units issued and committed at end of year	20,134,698	20,134,698

For year ended December 31, 2016, the Company processed $178,435 of deemed distributions and re-contributions.

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

The Credit Agreement provides for a revolving credit line of up to $750 million (the “Maximum Commitment) (with sublimits for letters of credit of up to $50 million and short-term “swingline” loans of up to $10 million) (the “Credit Facility”), subject to an available borrowing base which is generally, a percentage of remaining unfunded commitments from certain eligible Members, (the “Borrowing Base” or “Available Amount”), and is secured by the undrawn commitments together with the recallable amounts of the Company’s Members generally. The initial lender commitment was $250 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2016, the Company was in compliance with such covenants.

As of December 31, 2016, the Maximum Commitment was $750 million and the Available Amount was $622 million under the Credit Facility Borrowing Base. As of December 31, 2015, the Maximum Commitment and the Available Amount was $750 million. The Available Amount decreased from $750 million to $622 million as of August 30, 2016 in conjunction with recent capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members. As of December 31, 2016 and December 31, 2015, the amounts outstanding under the Credit Facility were $590 million and $329 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2016 and December 31, 2015, approximates its fair value. Valuation techniques and significant

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

7. Credit Facility (continued)

inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6,415 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its Consolidated Statements of Asset and Liabilities and is amortizing these fees over the life of the Credit Facility. As of December 31, 2016, 2015 and 2014, $1,972, $4,263 and $4,457, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2016 and 2015 and for the period ended December 31, 2014 were as follows:

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period May 13, 2014 (Inception) to December 31, 2014
Borrowing credit facility interest expense	$10,308	$3,039	$334
Unused fees	829	1,660	72
Administrative fees	75	75	19
Amortization of deferred financing costs	2,291	1,943	209

Total	$13,503	$6,717	$634

Weighted average interest rate	2.24%	1.97%	1.86%
Average outstanding balance	$459,691	$154,751	$62,880

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of December 31, 2016, 2015 and 2014, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Cost of investments for federal income tax purposes	$1,346,589	$795,312	$110,313
Unrealized appreciation	$32,909	$5,828	$2,187
Unrealized depreciation	$49,108	$7,879	$—
Net unrealized appreciation (depreciation) on investments	$(16,199)	$(2,051)	$2,187

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

8. Income Taxes (continued)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2016, 2015 and 2014. These differences result primarily from net operating losses and differences in accounting for partnership interests.

	December 31, 2016	December 31, 2015	December 31, 2014
Common Unitholders tax reclassification	$24	$(9,620)	$—
Undistributed net investment income	$7,112	$15,987	$—
Accumulated net realized gain (loss)	$(7,136)	$(6,367)	$—

The tax character of shareholder distributions attributable to the fiscal year ended December 31, 2016, 2015 and 2014 is as follows:

Paid distributions attributable to:	December 31, 2016	December 31, 2015	December 31, 2014
Ordinary income	$75,344	$—	$—
Long term gain	$131	$—	$—
Return of capital	$102,960	$—	$—

The tax components of distributable earnings on a tax basis for fiscal year ended December 31, 2016, 2015 and 2014 is as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Net tax appreciation (depreciation)	$(16,199)	$—	$—

The Company did not have any unrecognized tax benefits at December 31, 2016, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities for returns filed for the prior three and four fiscal years, respectively.

9. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2016 and 2015 and for the from Inception through December 31, 2014 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period May 13, 2014 (Inception) to December 31, 2014
Net Asset Value Per Unit (accrual base), Beginning of Year/ Period	$99.35	$99.84	$100.00

Net Increase in Common Unitholder NAV from Prior Year/ Period(1)	—	0.09	—

Income from Investment Operations:
Net investment income (loss)(2)	3.24	(0.64)	(0.44)
Net realized and unrealized gain (loss)	(0.18)	0.06	0.28

Total from investment operations	3.06	(0.58)	(0.16)
Less Distributions:
From net investment income	(3.59)	—	—
From net realized gains	(0.16)	—	—
Return of capital	(5.11)	—	—

Total distributions	(8.86)	—	—

Net Asset Value Per Unit (accrual base), End of Year/ Period	$93.55	$99.35	$99.84

Common Unitholder Total Return(3)	8.3%	(3.3)%	(2.0)%

Common Unitholder IRR(4)	4.5%	—%	—%

Ratios and Supplemental Data
Members’ Capital, end of year/ period	$963,104	$651,303	$64,528
Units outstanding, end of year/ period	20,134,698	20,134,698	8,240,510
Ratios based on average net assets of Member’s Capital:
Ratio of total expenses to average net assets	6.10%	13.14%	133.05	%(5)
Expenses recaptured/(reimbursed) by Investment Adviser	(0.11)%	0.09%	(8.41	)%(6)

Ratio of net expenses to average net assets	5.99%	13.23%	124.64	%(5)
Ratio of financing cost to average net assets	1.75%	2.00%	17.11%
Ratio of net investment income (loss) before expense recapture/(reimbursement) to average net assets	8.34%	(3.77)%	(93.53	)%(5)
Ratio of net investment income (loss) to average net assets	8.45%	(3.86)%	(85.11	)%(5)
Credit facility payable	590,000	329,000	55,000
Asset coverage ratio	2.6	3.0	2.2
Portfolio turnover rate	37%	42%	61%

(1)	Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.
(2)	Per unit data was calculated using the number of common units issued and outstanding as of December 31, 2016 and 2015.
(3)	The Total Return for the years ended December 31, 2016 and 2015 and for the period from Inception to December 31, 2014 were calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.
(4)	The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 4.5% through December 31, 2016. The IRR is computed based on cash flow due dates contained in notices to Member’s (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)	Annualized except for organizational costs.
(6)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

10. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2016 and 2015 and for the period May 13, 2014 (Inception) through December 31, 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total Investment Income	$32,502	$30,655	$27,953	$20,315
Net Investment Income/(Loss)	20,979	18,277	16,610	9,337
Net Realized and Unrealized Gain (Loss)	968	2,405	(1,345)	(5,430)
Net Increase (Decrease) in Members’ Capital from Operations	21,947	20,682	15,265	3,907
Basic and Diluted Earnings (Loss) per Unit	1.09	1.03	0.76	0.19
Net Asset Value per Unit at End of Quarter	93.55	92.46	93.14	99.54

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total Investment Income	$14,012	$10,702	$4,397	$2,310
Net Investment Income/ (Loss)	3,689	498	(5,138)	(11,988)
Net Realized and Unrealized Gain (Loss)	(9,731)	4,492	7,325	(114)
Net Increase (Decrease) in Members’ Capital from Operations	(6,042)	4,990	2,187	(12,102)
Basic and Diluted Earnings (Loss) per Unit	(0.30)	0.15	0.11	(0.54)
Net Asset Value per Unit at End of Quarter	99.35	99.65	99.41	99.30

	Quarter Ended
	December 31, 2014	September 30, 2014(1)
Total Investment Income	$1,463	$—
Net Investment Loss	(3,639)	—
Net Realized and Unrealized Gain (Loss)	2,316	—
Net Increase (Decrease) in Members’ Capital from Operations	(1,323)	—
Basic and Diluted Earnings (Loss) per Unit	(0.16)	N.A
Net Asset Value per Unit at End of Quarter	99.84	100.00

(1)	For the period from September 19, 2014 (Initial Closing Date) to September 30, 2014.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2016

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure other than those described below.

On March 20, 2017, the Company’s Board of Directors approved a deemed distribution of $116.5 million, of which $37.1 million is recallable.