Form 10-Q
period 2017-03-31
TCW Direct Lending LLC
filed 2017-05-15
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

The number of the Registrant’s common units outstanding at May 15, 2017 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Chemicals
	GSE Environmental, Inc.	09/26/16	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00% Floor)	0.9%	$12,106,276	08/11/21	$12,106,276	$12,227,339

				0.9%	12,106,276		12,106,276	12,227,339

Computers & Peripherals
	Quantum Corporation(1)	10/21/16	First Lien Term Loan - 8.55% (LIBOR + 7.50%, 1.00% Floor)	3.0%	40,928,571	10/21/21	40,123,761	41,419,714

				3.0%	40,928,571		40,123,761	41,419,714

Distributors
	ASC Acquisition Holdings, LLC(2)	12/16/16	First Lien Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	2.4%	33,203,145	12/15/21	32,577,631	33,070,332

				2.4%	33,203,145		32,577,631	33,070,332

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	1.3%	18,237,809	07/01/19	18,194,222	18,237,809

				1.3%	18,237,809		18,194,222	18,237,809

Diversified Financial Services
	Patriot National, Inc.(3)	11/09/16	First Lien Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	3.2%	45,572,518	11/09/21	45,227,349	44,661,068
	Verus Financial, LLC	04/12/16	First Lien Term Loan - 8.40% (LIBOR + 7.25%, 0.75% Floor)	1.2%	17,062,500	04/12/21	16,787,845	17,028,375

				4.4%	62,635,018		62,015,194	61,689,443

Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	03/28/17	First Lien Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	1.0%	13,800,000	03/13/23	13,558,944	13,620,600

				1.0%	13,800,000		13,558,944	13,620,600

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.77% (LIBOR + 7.75%, 0.75% Floor)	1.0%	13,652,100	01/20/21	13,490,001	13,720,361
	Harvest Hill Beverage Company	01/20/16	First Lien, First Out Term Loan - 5.00% (LIBOR + 4.00%, 1.00% Floor)	0.3%	3,932,778	01/19/21	3,887,905	3,905,249
	Harvest Hill Beverage Company(4)	01/20/16	First Lien, Last Out Term Loan - 7.25% (LIBOR + 6.25%, 1.00% Floor)	6.4%	89,764,022	01/19/21	88,739,798	89,764,022

				6.7%	93,696,800		92,627,703	93,669,271

				7.7%	107,348,900		106,117,704	107,389,632

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Health Care Providers & Services
	Help at Home, LLC(4)(5)	08/03/15	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	3.4%	$47,027,027	08/03/20	$46,546,783	$47,497,297

				3.4%	47,027,027		46,546,783	47,497,297

Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico(6)	10/09/15	Senior Secured Notes - 11.15% (LIBOR + 10.00%, 1.00% Floor)	2.8%	39,041,292	10/09/20	38,492,650	39,158,416
	FQSR, LLC(7)	03/23/17	Term Loan - 7.69% (LIBOR + 6.25%, 1.00% Floor)	0.5%	6,900,000	03/24/22	6,762,681	6,893,100
	OTG Management, LLC(8)	06/30/16	First Lien Term Loan - 9.55% (LIBOR + 8.50%, 1.00% Floor)	5.5%	77,071,064	08/26/21	75,749,919	77,687,633

				8.8%	123,012,356		121,005,250	123,739,149

Household Durables
	Cedar Electronics Holdings, Corp.(4)	07/01/15	Senior Term Loan - 7.05% (LIBOR + 6.00%, 0.50% Floor)	1.4%	21,427,500	06/26/20	21,101,016	19,734,728
	Robertshaw US Holding Corp.	06/15/16	Term Loan B - 8.50% (LIBOR + 7.00%, 1.50% Floor)	4.5%	62,367,420	06/18/19	62,073,183	62,242,685
	Robertshaw US Holding Corp.	06/15/16	Term Loan C - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.3%	4,750,013	06/18/19	4,750,013	4,740,513
	Robertshaw US Holding Corp.	08/29/16	Term Loan D - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.7%	9,806,996	06/18/19	9,710,172	9,787,382

				5.5%	76,924,429		76,533,368	76,770,580

				6.9%	98,351,929		97,634,384	96,505,308

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 5.15% not inc PIK (LIBOR + 4.00%, 1.00% Floor, 0.50% PIK)	2.2%	32,595,568	06/30/20	32,279,325	30,346,474
	H-D Advanced Manufacturing Company(4)	06/30/15	First Lien Last Out Term Loan - 8.15% not inc PIK (LIBOR + 7.00%, 1.00% Floor, 5.80% PIK)	5.7%	112,028,020	06/30/20	110,980,353	80,660,175

				7.9%	144,623,588		143,259,678	111,006,649

Information Technology Services
	ENA Holding Corporation(9)	05/06/16	First Lien Term Loan - 8.15% (LIBOR + 7.00%, 1.00% Floor)	2.2%	30,787,918	05/06/21	30,352,860	30,356,887

				2.2%	30,787,918		30,352,860	30,356,887

Metals & Mining
	Pace Industries, Inc.	06/30/15	Senior Secured Notes - 9.25% (LIBOR + 8.25%, 1.00% Floor)	5.9%	88,425,000	06/30/20	87,563,981	83,119,500

				5.9%	88,425,000		87,563,981	83,119,500

Pharmaceuticals
	Noramco, LLC(4)	07/01/16	Senior Term Loan - 9.00% (LIBOR + 8.00%, 1.00% Floor)	4.3%	60,454,161	07/01/21	60,049,359	60,695,977

				4.3%	60,454,161		60,049,359	60,695,977

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Road & Rail
	Total Military Management, Inc.(4)	04/14/15	Second Out Term Loan - 7.79% (LIBOR + 6.75%, 1.00% Floor)	5.8%	$81,523,810	10/14/20	$80,277,140	$81,360,762

				5.8%	81,523,810		80,277,140	81,360,762

Software
	Quicken Parent Corp.(10)	04/01/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	1.7%	24,322,500	04/01/21	24,166,813	24,444,112
	Sierra Private Holdings II Ltd.(6)	08/19/16	UK Term Loan - 9.50% not inc PIK (LIBOR + 8.50%, 1.00% Floor, 1.00% PIK)	1.9%	26,306,816	08/19/22	25,673,545	25,859,600
	Xura, Inc. - US	08/19/16	First Lien Term Loan - 9.50% not inc PIK (LIBOR + 8.50%, 1.00% Floor, 1.00% PIK)	4.8%	68,218,200	08/19/22	66,419,373	67,058,491

				8.4%	118,847,516		116,259,731	117,362,203

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 10.90% (LIBOR + 9.75%, 0.50% Floor)	1.9%	28,233,625	01/28/21	27,855,554	26,821,944
	Frontier Spinning Mills, Inc.(4)	05/19/15	Last Out Term Loan B - 9.50% (LIBOR + 8.50%, 1.00% Floor)	0.7%	13,262,927	04/30/20	13,181,691	10,331,820

				2.6%	41,496,552		41,037,245	37,153,764

					Shares		Cost
	Equity
	Verus Financial, LLC(11)	05/20/16	Common Stock	0.6%	8,750		$8,159,913	$8,081,879

	Total Non-Controlled/Non-Affiliated Investments			77.5%			$1,116,840,056	$1,084,534,244

	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(6)(12)	06/05/15	Preferred membership interests	21.2%	278,056		$278,055,573	$297,382,837
			Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			21.2%			278,055,573	297,382,837

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			12.0%	167,507,934		167,507,934	167,507,934

	Total Investments 110.7%						$1,562,403,563	$1,549,425,015

	Net unrealized depreciation on unfunded commitments (0.0%)							$(498,284)

	Liabilities in Excess of Other Assets (10.7%)							$(149,881,668)

	Net Assets 100.0%							$1,399,045,063

(1)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $16,371,429, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of October 11, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(229,200) as of March 31, 2017.
(2)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $ 11,207,812, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of December 15, 2021. This investment is accruing an unused commitment fee of 0.38% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(74,719) as of March 31, 2017.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2017

(3)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,428,571, at an interest rate of LIBOR plus 7.25%, with a LIBOR Floor of 1.00%, and a maturity of November 09, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(186,429) as of March 31, 2017.
(4)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(5)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,756,757, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.25%, and a maturity of August 03, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(60,811) as of March 31, 2017.
(6)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(7)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $16,100,000, at an interest rate of LIBOR plus 6.25%, with a LIBOR Floor of 1.00%, and a maturity of March 24, 2022. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(96,600) as of March 31, 2017.
(8)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $8,233,241, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 26, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(111,149) as of March 31, 2017.
(9)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $4,804,290, at an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 06, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(72,064) as of March 31, 2017.
(10)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,293,750, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of April 01, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(28,894) as of March 31, 2017.
(11)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle.
(12)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Country Breakdown of Portfolio
United States	95.8%
Mexico	2.5%
United Kingdom	1.7%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Chemicals
	GSE Environmental, Inc.	09/26/16	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00% Floor)	1.3%	$12,106,276	08/11/21	$12,106,276	$12,227,339

				1.3%	12,106,276		12,106,276	12,227,339

Computers & Peripherals
	Quantum Corporation(1)	10/21/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.3%	40,928,571	10/21/21	40,093,378	41,378,786

				4.3%	40,928,571		40,093,378	41,378,786

Distributors
	ASC Acquisition Holdings, LLC(2)	12/16/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.1%	39,227,344	12/15/21	38,449,671	39,148,889

				4.1%	39,227,344		38,449,671	39,148,889

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	1.9%	18,667,515	07/01/19	18,618,087	18,760,853

				1.9%	18,667,515		18,618,087	18,760,853

Diversified Financial Services
	Patriot National, Inc.(3)	11/09/16	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.6%	53,571,429	11/09/21	53,137,809	54,053,572
	Verus Financial, LLC	04/12/16	First Lien Term Loan - 8.13% (LIBOR + 7.25%, 0.75% Floor)	1.8%	17,171,875	04/12/21	16,878,420	17,257,734

				7.4%	70,743,304		70,016,229	71,311,306

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.63% (LIBOR + 7.75%, 0.75% Floor)	1.4%	13,686,575	01/20/21	13,513,544	13,755,008
	Harvest Hill Beverage Company	01/20/16	First Lien, First Out Term Loan - 5.00% (LIBOR + 4.00%, 1.00% Floor)	1.4%	13,785,149	01/19/21	13,617,666	13,674,867
	Harvest Hill Beverage Company(4)	01/20/16	First Lien, Last Out Term Loan - 7.25% (LIBOR + 6.25%, 1.00% Floor)	10.8%	103,961,373	01/19/21	102,698,294	103,961,373

				12.2%	117,746,522		116,315,960	117,636,240

				13.6%	131,433,097		129,829,504	131,391,248

Health Care Providers & Services
	Help at Home, LLC(4)(5)	08/03/15	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	4.5%	42,837,838	08/03/20	42,442,790	43,223,378

				4.5%	42,837,838		42,442,790	43,223,378

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico(6)	10/09/15	Senior Secured Notes - 11.00% (LIBOR + 10.00%, 1.00% Floor)	4.1%	$39,572,542	10/09/20	$38,977,211	$39,414,252
	OTG Management, LLC(7)	06/30/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	7.8%	75,012,754	08/26/21	73,617,664	75,462,830

				11.9%	114,585,296		112,594,875	114,877,082

Household Durables
	Cedar Electronics Holdings, Corp.(4)	07/01/15	Senior Term Loan - 6.94% (LIBOR + 6.00%, 0.50% Floor)	2.2%	21,427,500	06/26/20	21,076,157	20,784,675
	Robertshaw US Holding Corp.	06/15/16	Term Loan B - 8.50% (LIBOR + 7.00%, 1.50% Floor)	6.4%	62,523,495	06/18/19	62,196,483	61,773,213
	Robertshaw US Holding Corp.	06/15/16	Term Loan C - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.5%	4,750,013	06/18/19	4,750,013	4,693,013
	Robertshaw US Holding Corp.	08/29/16	Term Loan D - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.0%	9,831,637	06/18/19	9,723,758	9,713,657

				7.9%	77,105,145		76,670,254	76,179,883

				10.1%	98,532,645		97,746,411	96,964,558

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 5.50% inc PIK (LIBOR + 4.50%, 1.00% Floor, 0.50% PIK)	3.2%	32,914,262	06/30/20	32,570,243	30,346,950
	H-D Advanced Manufacturing Company(4)	06/30/15	First Lien Last Out Term Loan - 13.80% inc PIK (LIBOR + 7.00%, 1.00% Floor, 5.80% PIK)	8.4%	110,785,456	06/30/20	109,043,607	80,873,383

				11.6%	143,699,718		141,613,850	111,220,333

Information Technology Services
	ENA Holding Corporation(8)	05/06/16	First Lien Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	3.3%	31,628,680	05/06/21	31,154,835	31,660,309

				3.3%	31,628,680		31,154,835	31,660,309

Metals & Mining
	Pace Industries, Inc.	06/30/15	Senior Secured Notes - 9.25% (LIBOR + 8.25%, 1.00% Floor)	9.0%	88,875,000	06/30/20	87,943,929	86,742,000

				9.0%	88,875,000		87,943,929	86,742,000

Pharmaceuticals
	Noramco, LLC(4)	07/01/16	Senior Term Loan - 9.00% (LIBOR + 8.00%, 1.00% Floor)	6.4%	61,177,080	07/01/21	60,751,282	61,972,382

				6.4%	61,177,080		60,751,282	61,972,382

Road & Rail
	Total Military Management, Inc.(4)	04/14/15	Second Out Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	8.4%	81,523,810	10/14/20	80,216,095	81,279,238

				8.4%	81,523,810		80,216,095	81,279,238

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Software
	Quicken Parent Corp.(9)	04/01/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.6%	$24,710,625	04/01/21	$24,542,712	$25,031,863
	Sierra Private Holdings II Ltd.(6)(10)	08/19/16	UK Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.9%	27,477,510	08/19/22	26,785,778	27,559,943
	Xura, Inc. - US(6)(11)	08/19/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	4.3%	41,216,265	08/19/22	40,178,666	41,339,914

				9.8%	93,404,400		91,507,156	93,931,720

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 10.00% (LIBOR + 9.00%, 0.50% Floor)	2.9%	28,413,000	01/28/21	28,008,033	27,702,675
	Frontier Spinning Mills, Inc.(4)	05/19/15	Last Out Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	1.1%	13,611,553	04/30/20	13,522,149	10,807,573

				4.0%	42,024,553		41,530,182	38,510,248

					Shares		Cost
	Equity
	Verus Financial, LLC(12)	05/20/16	Common Stock	0.9%	8,750		$8,368,247	$8,626,399

	Total Non-Controlled/Non-Affiliated Investments			112.5%			$1,104,982,797	$1,083,226,068

	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(6)(13)	06/05/15	Preferred membership interests	25.7%	227,896		$227,895,573	$247,164,240
			Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			25.7%			227,895,573	247,164,240

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			20.4%	197,000,436		197,000,436	197,000,436

	Total Investments 158.6%						$1,529,878,806	$1,527,390,744

	Net unrealized appreciation on unfunded commitments (0.0%)							$376,683

	Liabilities in Excess of Other Assets (58.6%)							$(564,663,883)

	Net Assets 100.0%							$963,103,544

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

(1)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $16,371,429, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of October 11, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $180,086 as of December 31, 2016.
(2)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $13,075,781, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of December 15, 2021. This investment is accruing an unused commitment fee of 0.38% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(26,152) as of December 31, 2016.
(3)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,428,571, at an interest rate of LIBOR plus 7.25%, with a LIBOR Floor of 1.00%, and a maturity of November 09, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $57,857 as of December 31, 2016. In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(5)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,756,757, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.25%, and a maturity of August 03, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $89,054 as of December 31, 2016.
(6)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(7)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $10,291,552, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 26, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $61,749 as of December 31, 2016.
(8)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $4,804,290, at an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 06, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $4,804 as of December 31, 2016.
(9)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,725,000, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of April 01, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $22,425 as of December 31, 2016.
(10)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $2,013,624, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $6,041 as of December 31, 2016.
(11)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $3,020,436, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $9,061 as of December 31, 2016.
(12)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(13)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.6%
Mexico	2.6%
United Kingdom	1.8%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2017 (unaudited)	As of December 31, 2016
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $1,116,840 and $1,104,983, respectively)	$1,084,534	$1,083,226
Controlled affiliated investments (cost of $278,056 and $227,896, respectively)	297,383	247,164
Cash and cash equivalents	313,931	214,913
Interest receivable	10,321	9,738
Deferred financing costs	1,409	1,972
Receivable from Investment Adviser	477	578
Unrealized appreciation on unfunded commitments	—	403
Prepaid and other assets	3,136	107

Total Assets	$1,711,191	$1,558,101

Liabilities
Credit facility payable	$303,304	$590,000
Management fees payable	7,551	—
Unrealized depreciation on unfunded commitments	498	26
Interest and credit facility expense payable	191	260
Directors’ fees payable	63	3
Payable for investments purchased	—	3,840
Other accrued expenses and other liabilities	539	868

Total Liabilities	$312,146	$594,997

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(379,097)	(920,589)
Common Unitholders’ return of capital	(199,452)	(102,960)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,596)	(9,596)

Common Unitholders’ capital	1,424,472	979,472
Accumulated net realized loss	(13,451)	(13,710)
Accumulated net investment income (loss)	1,501	(546)
Net unrealized depreciation on investments	(13,477)	(2,112)

Total Members’ Capital	$1,399,045	$963,104

Total Liabilities and Members’ Capital	$1,711,191	$1,558,101

Net Asset Value Per Unit (accrual base) (Note 9)	$88.31	$93.55

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Investment Income:
Interest income from non-controlled/non-affiliated investments	$29,114	$18,672
Dividend income from controlled affiliated investments	4,850	1,643

Total investment income	$33,964	$20,315

Expenses:
Management fees	7,551	7,551
Interest and credit facility expenses	3,789	2,853
Administrative fees	308	261
Professional fees	126	146
Directors’ fees	77	71
Other expenses	66	96

Total expenses	11,917	10,978

Net investment income	$22,047	$9,337

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	$259	$—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(11,424)	(10,259)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	59	4,829

Net realized and unrealized loss on investments	$(11,106)	$(5,430)

Net increase in Members’ Capital from operations	$10,941	$3,907

Basic and diluted:

Income per unit	$0.54	$0.19

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	$22,047	$9,337
Net realized gain on investments	259	—
Net change in unrealized appreciation/depreciation on investments	(11,365)	(5,430)

Net Increase in Members’ Capital from Operations	10,941	3,907

Distributions to Members’ from:
Net investment income	(20,000)	—
Return of capital	(96,492)	—

Total distributions to Members’	(116,492)	—

Increase in Members’ Capital Resulting from Capital Activity
Contributions	541,492	—

Total Increase in Members’ Capital Resulting from Capital Activity	541,492	—

Total Increase in Members’ Capital	435,941	3,907

Members’ Capital, beginning of period	963,104	651,303

Members’ Capital, end of period	$1,399,045	$655,210

Accumulated net investment gain	$1,501	$8,746

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$10,941	$3,907
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(104,578)	(240,575)
Interest income paid in-kind	(2,240)	—
Proceeds from sales and paydowns of investments	46,078	16,014
Net realized (gain) loss on investments	(259)	—
Change in net unrealized/appreciation depreciation on investments	11,365	5,430
Accretion of discount	(1,018)	(730)
Amortization of deferred financing costs	563	569
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(583)	(2,338)
(Increase) decrease in receivable from Investment Adviser	101	—
(Increase) decrease in receivable for investments sold	—	27,098
(Increase) decrease in prepaid and other assets	(3,029)	89
Increase (decrease) in investments purchased payable	(3,840)	—
Increase (decrease) in interest and credit facility expense payable	(69)	(140)
Increase (decrease) in directors’ fees payable	60	61
Increase (decrease) in management fees payable	7,551	(6,449)
Increase (decrease) in other accrued expenses and liabilities	(329)	(26)

Net cash used in operating activities	$(39,286)	$(197,090)

Cash Flows from Financing Activities
Contributions from Members’	$425,000	$—
Capital call due from Members’, net	—	933
Proceeds from credit facility	158,000	333,000
Repayments of credit facility	(444,696)	(190,000)

Net cash provided by financing activities	$138,304	$143,933

Net increase (decrease) in cash and cash equivalents	$99,018	$(53,157)
Cash and cash equivalents, beginning of period	$214,913	$180,436

Cash and cash equivalents, end of period	$313,931	$127,279

Supplemental and non-cash financing activities
Interest expense paid	$3,094	$1,916
Deemed purchase and return of capital from Investment Funds & Vehicles	$—	$26,068
Deemed distribution/re-contribution from Members’ (Note 9)	$(116,492)	$—

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

March 31, 2017

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

On May 16, 2016, the Company established a wholly owned subsidiary, TCW-DL VF Holdings, Inc., structured as a Delaware entity to hold an equity investment in a portfolio company organized as a limited liability company.

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

On March 24, 2017, the Company entered into a limited liability company agreement with TCW DL VI Funding I, LLC (“TCW DL VI”) to act as its managing member. Currently, the Company is the sole member of TCW DL VI.

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2017 aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2017

1. Organization and Basis of Presentation (continued)

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$379,097	81.2%	20,134,698

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to 75% of the principal amount or the cost portion of any Portfolio Investment that is fully repaid to or otherwise fully recouped by the Company within one year of the Company’s investment. The Recallable Amount is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of March 31, 2017 was $100,875.

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

Reclassifications: Certain prior period amounts in the Consolidated Statements of Assets and Liabilities relating to net unrealized appreciation/depreciation on unfunded commitments have been reclassified to separately present gross balances of net unrealized appreciation and net unrealized depreciation on unfunded commitments. These reclassifications have been made to conform to the current period presentation.

Use of Estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities at the date of the financial statements, (ii) the reported amounts of income and expenses during the years presented and (iii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates, and such differences could be material.

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

March 31, 2017

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At March 31, 2017 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

Accounting Pronouncements Not Yet Adopted: In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this new guidance on its financial statement presentation.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2017

2. Significant Accounting Policies (continued)

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this update include an amendment to FASB ASC Topic 820, Fair Value Measurement and Disclosures to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. For public entities, this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on its financial statement presentation.

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

March 31, 2017

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2017:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$1,076,452	$—	$1,076,452
Equity	—	—	8,082	—	8,082
Investment Funds & Vehicles (1)	—	—	—	297,383	297,383
Cash equivalents	167,508	—	—	—	167,508

Total Assets	$167,508	$—	$1,084,534	$297,383	$1,549,425

(1)	Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Schedule of Investments as of December 31, 2016:

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

March 31, 2017

3. Investment Valuations and Fair Value Measurements (continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2017:

	Debt	Equity	Total
Balance, January 1, 2017	$1,074,600	$8,626	$1,083,226
Purchases*	56,658	—	56,658
Sales and paydowns of investments	(45,870)	(208)	(46,078)
Accretion of original issue discounts	1,018	—	1,018
Net realized gains	259	—	259
Net change in unrealized appreciation/depreciation	(10,213)	(336)	(10,549)

Balance, March 31, 2017	$1,076,452	$8,082	$1,084,534

Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2017	$(10,198)	$(336)	$(10,534)

*	Includes payments received in-kind

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2016:

Debt
Balance, January 1, 2016	$586,626
Purchases	225,332
Sales and paydowns of investments	(9,808)
Accretion of original issue discounts	730
Net realized gains (losses)	—
Net change in unrealized appreciation/depreciation	(10,244)

Balance, March 31, 2016	$792,636

Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2016	$(10,289)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2017 and 2016, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2017.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$985,460	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	6.0% - 15.1% CCC+ to BB-	10.7% N/A	Decrease Increase
Debt	$80,660	Market Method	EV Implied Multiple	9.8x to 10.8x	N/A	Increase
Debt	$10,332	Income/Market Method	Weighted Average Cost of Capital Shadow Credit Rating	20.0% - 25.0% CCC- to CCC	22.5% N/A	Decrease Increase
			EV Implied Multiple	7.0x to 8.0x	N/A	Increase
Equity	$8,082	Market Method	EV Implied Multiple	10.8x to 11.8x	N/A	Increase

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2017

3. Investment Valuations and Fair Value Measurements (continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2016.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$982,919	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	6.0% - 13.4% CCC+ to BB	10.0% N/A	Decrease Increase
Debt	$80,873	Market Method	EV Implied Multiple	10.0x to 11.0x	N/A	Increase
Debt	$10,808	Income/Market Method	Weighted Average Cost of Capital Shadow Credit Rating EV Implied Multiple	19.6% - 24.1% CC to CCC- 7.0x to 8.0x	21.9% N/A N/A	Decrease Increase Increase
Equity	$8,626	Market Method	EV Implied Multiple	10.8x to 11.8x	N/A	Increase

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

March 31, 2017

4. Agreements and Related Party Transactions (continued)

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

For the three months ended March 31, 2017 and 2016, Management Fees incurred amounted to $7,551 and $7,551, respectively, of which $7,551 and $21,288 remained payable at March 31, 2017 and March 31, 2016, respectively.

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

Since inception of the Company the Adviser was paid $652 in such fees. In accordance with the limited liability company agreement, as of December 31, 2016 all of the $652 of such fees had been recorded as fee income. During the three months ended March 31, 2017 and 2016, no such fees were paid to the Advisor.

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

March 31, 2017

4. Agreements and Related Party Transactions (continued)

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

For the three months ended March 31, 2017 and 2016, no Incentive Fees were incurred.

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

March 31, 2017

4. Agreements and Related Party Transactions (continued)

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

The Company’s investments in affiliated investments for the three months ended March 31, 2017 were as follows:

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of March 31, 2017	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$50,160	$—	$59	$297,383	$4,850

Total Controlled Affiliates	$247,164	$50,160	$—	$59	$297,383	$4,850

The Company’s investments in affiliated investments for the year ended December 31, 2016 were as follows:

	Fair Value as of January 1, 2016	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) by investment as of March 31, 2017 and December 31, 2016.

		March 31, 2017		December 31, 2016
Unfunded Commitments	Maturity	Amount	Unrealized Losses(1)	Amount	Unrealized Gains(Losses)
ASC Acquisition Holdings LLC	December 2021	$11,208	$(101)	$13,076	$(26)
ENA Holdings Corporation	May 2021	4,804	(67)	4,804	5
FSQR, LLC	March 2022	16,100	(97)	N/A	N/A
Help At Home, Inc.	August 2020	6,757	—	6,757	61
OTG Management LLC	August 2021	8,233	(49)	10,291	62
Patriot National, Inc.	November 2021	6,429	(129)	6,429	58
Quantum Corporation	October 2021	16,371	(49)	16,371	180
Quicken Parent Corp.	April 2021	1,294	(6)	1,725	22
Sierra Private Holdings II Ltd.	August 2022	—	—	2,014	6
Xura, Inc.	August 2022	—	—	3,020	9

Total Unfunded Commitments		$71,196	$(498)	$64,487	$377

(1)	As of January 1, 2017, the Company changed its valuation policy to cap fair values of unfunded commitments at par, thereby eliminating unrealized gains on unfunded commitments.

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2017, the Company’s unfunded commitment to Strategic Ventures is $202,744.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2017, management is not aware of any pending or threatened litigation.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2017

5. Commitments and Contingencies (continued)

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

6. Members’ Capital

During the three months ended March 31, 2017 and 2016, the Company did not sell or issue any Common Units. The activity for the three months ended March 31, 2017 and 2016 is a follows:

	Three Months Ended March 31,
	2017	2016
Units at beginning of period	20,134,698	20,134,698
Units issued and committed	—	—

Units issued and committed at end of period	20,134,698	20,134,698

For the three months ended March 31, 2017, the Company processed $116,492 of deemed distributions and re-contributions.

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

The Credit Agreement provides for a revolving credit line of up to $750 million (the “Maximum Commitment”) (with sublimits for letters of credit of up to $50 million and short-term “swingline” loans of up to $10 million) (the “Credit Facility”), subject to an available borrowing base which is generally, a percentage of remaining unfunded commitments from certain eligible Members, (the “Borrowing Base” or “Available Amount”), and is secured by the undrawn commitments together with the recallable amounts of the Company’s Members generally. The initial lender commitment was $250 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at the Company’s option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2017, the Company was in compliance with such covenants.

As of March 31, 2017 and December 31, 2016, the Maximum Commitment was $750 million. As of March 31, 2017 and December 31, 2016, the Available Amount was $303 million and $622 million, respectively under the Credit Facility Borrowing Base. The Available Amount decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members. As of March 31, 2017 and December 31, 2016, the amounts outstanding under the Credit Facility were $303 million and $590 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2017 and December 31, 2016, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred $6,415 in connection with obtaining the Credit Facility, which the Company has recorded as deferred financing costs on its Consolidated Statements of Asset and Liabilities and is amortizing these fees over the life of the Credit Facility. As of March 31, 2017 and December 31, 2016, $1,409 and $1,972, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2017

7. Credit Facility (continued)

The summary information regarding the Credit Facility for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Credit facility interest expense	$3,037	$1925
Unused fees	170	340
Administrative fees	19	19
Amortization of deferred financing costs	563	569

Total	$3,789	$2,853

Weighted average interest rate	2.57%	2.17%
Average outstanding balance	$479,570	$356,154

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

As of March 31, 2017 and December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2017	December 31, 2016
Cost of investments for federal income tax purposes	$1,394,896	$1,346,589
Unrealized appreciation	$29,622	$32,909
Unrealized depreciation	$42,601	$49,108
Net unrealized depreciation on investments	$12,979	$16,199

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2017

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2017 and 2016 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Three Months Ended March 31,
	2017	2016
Net Asset Value Per Unit (accrual base), Beginning of Period	$93.55	$99.35
Income from Investment Operations:
Net investment income(1)	1.09	0.46
Net realized and unrealized (loss)	(0.55)	(0.27)

Total from investment operations	0.54	0.19
Less Distributions:
From net investment income	(0.99)	0.00
Return of capital(2)	(4.79)	0.00

Total distributions	(5.78)	—

Net Asset Value Per Unit (accrual base), End of Period	$88.31	$99.54

Common Unitholder Total Return(3)(4)	1.2%	0.6%

Common Unitholder IRR(5)	4.5%	(1.9)%

Ratios and Supplemental Data
Members’ Capital, end of period	$1,399,045	$655,210
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Member’s Capital:
Ratio of total expenses to average net assets(6)	4.49%	6.74%
Ratio of net expenses to average net assets(6)	4.49%	6.74%
Ratio of financing cost to average net assets(4)	0.35%	0.44%
Ratio of net investment income before expense recapture to average net assets(6)	8.30%	5.74%
Ratio of net investment income to average net assets(6)	8.30%	5.74%
Credit facility payable	303,304	472,000
Asset coverage ratio	5.6	2.4
Portfolio turnover rate(4)	3.0%	2.0%

(1)	Per unit data was calculated using the number of common units issued and outstanding as of March 31, 2017 and 2016.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”).
(3)	The Total Return for the three months ended March 31, 2017 and 2016 were calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.
(4)	Not annualized.
(5)	The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 4.5% through March 31, 2017. The IRR is computed based on cash flow due dates contained in notices to Member’s (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)	Annualized except for organizational costs.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2017

10. Subsequent Events

On April 10, 2017, the Company entered into a Third Amended and Restated Revolving Credit Agreement, by and among the Company, as borrower, and Natixis, New York Branch, as administrative agent and the lenders party thereto, which amends that certain Revolving Credit Agreement, dated as of November 12, 2014, that was subsequently amended by an Amended and Restated Revolving Credit Agreement, dated as of December 22, 2014, and a Second Amended and Restated Revolving Credit Agreement, dated as of July 1, 2015.

The Credit Agreement provides for a revolving credit line of up to $750 million, subject to the available borrowing base, which is generally the sum of (a) a percentage of certain eligible investments, (b) a percentage of remaining unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors, portfolio investment and substantially all other assets of the Company. The stated maturity date of the Credit Agreement is April 10, 2020. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 1.35%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report. For simplicity, this report uses the terms For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to include TCW Direct Lending LLC and where appropriate in the context, its wholly-owned subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility, could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 28, 2017 and in this report.

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

On May 16, 2016, we established a wholly owned subsidiary, TCW-DL VF Holdings, Inc., structured as a Delaware entity to hold an equity investment in a portfolio company organized as a limited liability company.

On September 19, 2016, we formed TCW Direct Lending Luxembourg VI S.à.r.l., (“TCW Direct Lending Luxembourg”) a private limited liability company under the laws of Luxembourg, of which we own 100% of the membership interests.

On March 24, 2017, we entered into a limited liability company agreement with TCW DL VI Funding I, LLC (“TCW DL VI”) to act as its managing member. Currently, we are the sole member of TCW DL VI.

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

Investment Activity

Based on fair value as of March 31, 2017, our non-controlled/non-affiliated portfolio consisted of 25 debt investments and one equity investment. Of these investments, 99.3% were debt investments which were primarily senior secured, first lien or term loans and 0.7% was common stock. Based on fair value as of December 31, 2016, our non-controlled/non-affiliated portfolio consisted of 23 debt investments and one equity investment. Of these investments, 99.2% were debt investments which were primarily senior secured, first lien or term loans and 0.8% was common stock.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of March 31, 2017:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	11%
Software	11%
Industrial Conglomerates	10%
Food Products	10%
Household Durables	9%
Metals & Mining	8%
Road & Rail	8%
Diversified Financial Services	6%
Pharmaceuticals	6%
Health Care Providers & Services	4%
Computers & Peripherals	4%
Textiles, Apparel & Luxury Goods	3%
Distributors	3%
Information Technology Services	3%
Diversified Consumer Services	2%
Diversified Telecommunication Services	1%
Chemicals	1%

Total	100%

Interest income from non-controlled/non-affiliated investments was $29.1 million and $18.7 million for the three months ended March 31, 2017 and 2016, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Total investment income	$33,964	$20,315
Net expenses	11,917	10,978

Net investment income (loss)	22,047	9,337
Net realized gain on non-controlled/non-affiliated investments	259	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(11,424)	(10,259)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	59	4,829

Net increase in Members’ Capital from operations	$10,941	$3,907

Total investment income

Total investment income for the three months ended March 31, 2017 and 2016 was $34.0 million and $20.3 million, respectively, and included interest income from non-controlled/non-affiliated investments of $29.1 million and $18.7 million, respectively, as well as dividend income of $4.9 million and $1.6 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015.

Net investment income

Our net investment income for the three months ended March 31, 2017 and 2016 was $22.0 million and $9.3 million, respectively. The net investment income for the three months ended March 31, 2017 is primarily attributable to current operations and the increase in the number of debt investments as of March 31, 2017 (25 debt investments) compared to March 31, 2016 (14 debt investments). Our net investment income for the three months ended March 31, 2016 was primarily attributable to current operations and the increase in number of debt investments to 14 compared to 2 during the three months ended March 31, 2015.

Operating expenses for the three months ended March 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Expenses
Management fees	$7,551	$7,551
Interest and credit facility expenses	3,789	2,853
Administrative fees	308	261
Professional fees	126	146
Directors’ fees	77	71
Other expenses	66	96

Total expenses	$11,917	$10,978

Our total operating expenses were $11.9 million and $11.0 million for the three months ended March 31, 2017 and 2016, respectively. Our operating expenses include management fees attributed to the Adviser of $7.6 million for the three months ended March 31, 2017 and 2016. Operating expenses in all categories except for management fees and other expenses increased during the three months ended March 31, 2017 versus the three months ended March 31, 2016 primarily due to increase in our investment portfolio. Management fees are based on total commitments and therefore, was consistent between the three months ended March 31, 2017 and 2016.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended March 31, 2017 and 2016 were $0.3 million and $0.0 million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the three months ended March 31, 2017 was primarily due to the realization of gains related to our term loans to Harvest Hill Beverage Company.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended March 31, 2017 and 2016 were ($11.4) million and ($10.3) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2017 was primarily due to our term loans to Pace Industries, H-D Manufacturing, Patriot National, Inc., and Cedar Electronics Holdings, Corp, which recorded decreases in fair value of $3.2 million, $2.1 million, $1.5 million and $1.1 million, respectively, as well as other mark to market adjustments resulting from market yield spreads during the period. Our net change in unrealized appreciation/ depreciation for the three months ended March 31, 2016 was primarily attributable to our investment in H-D Advanced Manufacturing which recorded a $10.9 million decrease in fair value during the three months ended March 31, 2016. Our remaining investments recorded unrealized appreciation of $0.6 million.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments were $0.1 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three months ended March 31, 2017 and 2016 is primarily attributable to loans originated in 2017 and 2016, respectively, as well as undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended March 31, 2017 and 2016 was $10.9 million and $3.9 million, respectively. The increase during the three months ended March 31, 2017 is primarily attributable to higher investment income from a larger investment portfolio, compared to the three months ended March 31, 2016.

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

The Company’s investments in controlled affiliated investments for the three months ended March 31, 2017 and year ended December 31, 2016 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of March 31, 2017	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$50,160	$—	$59	$297,383	$4,850

Total Controlled Affiliates	$247,164	$50,160	$—	$59	$297,383	$4,850

	Fair Value as of January 1, 2016	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

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

As of March 31, 2017 and December 31, 2016, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2017	December 31, 2016
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$379,097	$920,589
Percentage of commitments funded	81.2%	54.3%
Units	20,134,698	20,134,698

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

The Credit Agreement provides for a revolving credit line of up to $750 million (the “Maximum Commitment) (with sublimits for letters of credit of up to $50 million and short-term “swingline” loans of up to $10 million) (the “Credit Facility”), subject to an available borrowing base which is generally, a percentage of remaining unfunded commitments from certain eligible Members, (the “Borrowing Base” or “Available Amount”), and is secured by the undrawn commitments together with the recallable amounts from our Members generally. The initial lender commitment was $250 million which periodically increased up to an aggregate amount of $750 million. The stated maturity date of the Credit Agreement is November 10, 2017, unless such date is extended at our option no more than two times for a term of up to twelve months per such extension. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.70%, (b) commercial paper rate plus 1.70%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.70%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should we fail to satisfy certain covenants. As of March 31, 2017, we were in compliance with such covenants.

As of March 31, 2017 and December 31, 2016, the Maximum Commitment was $750.0 million. As of March 31, 2017 and December 31, 2016, the Available Amount was $303.3 million and $622.0 million, respectively, under the Credit Facility Borrowing Base. The Available Amount decreased from $622.0 million to $303.3 million as of March 29, 2017 and decreased from $750.0 million to $622.0 million as of August 30, 2016, in conjunction with capital activity that deceased the remaining Undrawn Commitments together with the Recallable Amount of our Members.

As of March 31, 2017 and December 31, 2016 and, the amounts outstanding under the Credit Facility were $303.3 million and $590.0 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2017 and December 31, 2016, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred $6,415 in connection with obtaining the Credit Facility, which we have recorded as deferred financing costs on our Consolidated Statements of Asset and Liabilities and is amortizing these fees over the life of the Credit Facility. As of March 31, 2017 and December 31, 2016, $1,409 and $1,972 respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2017 and 2016 is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Borrowing interest expense	$3,037	$1,925
Unused fees	170	340
Administrative fees	19	19
Amortization of financing costs	563	569

Total	$3,789	$2,853

Weighted average interest rate	2.57%	2.17%
Average outstanding balance	$479,570	$356,154

Contractual Obligations

A summary of our contractual payment obligations as of March 31, 2017 and December 31, 2016 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Available Amount (1)	Borrowings Outstanding	Undrawn Amount
Total Debt Obligations – March 31, 2017	$750,000	$303,304	$303,304	$—
Total Debt Obligations – December 31, 2016	$750,000	$622,000	$590,000	$32,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gains/(losses) as of March 31, 2017 and December 31, 2016 by investment type (dollar amounts in thousands):

		March 31, 2017		December 31, 2016
Unfunded Commitments	Maturity	Amount	Unrealized Losses(1)	Amount	Unrealized Gains(Losses)
ASC Acquisition Holdings LLC	December 2021	$11,208	$(101)	$13,076	$(26)
ENA Holdings Corporation	May 2021	4,804	(67)	4,804	5
FSQR, LLC	March 2022	16,100	(97)	N/A	N/A
Help At Home, Inc.	August 2020	6,757	—	6,757	61
OTG Management LLC	August 2021	8,233	(49)	10,291	62
Patriot National, Inc.	November 2021	6,429	(129)	6,429	58
Quantum Corporation	October 2021	16,371	(49)	16,371	180
Quicken Parent Corp.	April 2021	1,294	(6)	1,725	22
Sierra Private Holdings II Ltd.	August 2022	—	—	2,014	6
Xura, Inc.	August 2022	—	—	3,020	9

Total Unfunded Commitments		$71,196	$(498)	$64,487	$377

(1)	As of January 1, 2017, the Company changed its valuation policy to cap fair values of unfunded commitments at par, thereby eliminating unrealized gains on unfunded commitments.

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of March 31, 2017 and December 31, 2016, the Company’s unfunded commitment to TCW Strategic Ventures was $202.7 million and $252.9 million, respectively.

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

Based on our March 31, 2017 consolidated balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$44,879	$9,225	$35,654
Up 200 basis points	30,111	6,150	23,961
Up 100 basis points	15,342	3,076	12,266
Down 100+ basis points	(704)	(3,094)	2,390

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months end March 31, 2017 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 15, 2017	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 15, 2017	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer