Form 10-Q
period 2017-06-30
TCW Direct Lending LLC
filed 2017-08-08
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

The number of the Registrant’s common units outstanding at August 8, 2017 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.23% (LIBOR + 7.00%, 1.00% Floor)	4.8%	$6,248,000	04/20/22	$55,032,875	$56,529,240

				4.8%	56,248,000		55,032,875	56,529,240

Chemicals
	GSE Environmental, Inc.	09/26/16	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00% Floor)	1.0%	12,096,461	08/11/21	12,096,461	12,120,654

				1.0%	12,096,461		12,096,461	12,120,654

Commercial Services & Supplies
	School Specialty, Inc.(1)	04/07/17	Term Loan - 7.34% (LIBOR + 6.25%, 1.00% Floor)	3.8%	44,067,352	04/07/22	43,227,032	44,111,420

				3.8%	44,067,352		43,227,032	44,111,420

Distributors
	ASC Acquisition Holdings, LLC(2)	12/16/16	First Lien Term Loan - 8.73% (LIBOR + 7.50%, 1.00% Floor)	2.8%	32,782,852	12/15/21	32,197,949	32,848,417

				2.8%	32,782,852		32,197,949	32,848,417

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	1.5%	17,337,971	07/01/19	17,301,429	17,337,971

				1.5%	17,337,971		17,301,429	17,337,971

Diversified Financial Services
	Patriot National, Inc.(3)	11/09/16	First Lien Term Loan - 8.30% (LIBOR + 7.25%, 1.00% Floor)	3.8%	45,304,661	11/09/21	44,985,263	44,172,044
	Verus Financial, LLC	04/11/16	First Lien Term Loan - 8.55% (LIBOR + 7.25%, 0.75% Floor)	1.4%	16,953,125	04/12/21	16,697,239	17,037,891

				5.2%	62,257,786		61,682,502	61,209,935

Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	03/28/17	First Lien Term Loan - 8.23% (LIBOR + 7.00%, 1.00% Floor)	1.2%	13,800,000	03/13/23	13,569,043	13,800,000

				1.2%	13,800,000		13,569,043	13,800,000

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.41% (LIBOR + 7.25%, 0.75% Floor)	1.1%	13,133,730	01/20/21	12,987,995	13,199,399
	Harvest Hill Beverage Company	01/20/16	First Out Term Loan - 7.73% (LIBOR + 6.50%, 1.00% Floor)	7.7%	90,661,757	01/19/21	89,695,062	90,027,124

				8.8%	103,795,487		102,683,057	103,226,523

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Health Care Providers & Services
	Help at Home, LLC(4)	08/03/15	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	4.0%	$46,891,892	08/03/20	$46,447,890	$47,126,351

				4.0%	46,891,892		46,447,890	47,126,351

Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico(5)	10/09/15	Senior Secured Notes - 11.15% (LIBOR + 10.00%, 1.00% Floor)	3.3%	38,510,042	10/09/20	38,007,148	38,625,573
	FQSR, LLC(6)	03/23/17	Exit Delayed Draw TL - 7.55% (LIBOR + 6.25%, 1.00% Floor)	0.2%	2,859,459	03/24/22	2,859,460	2,856,600
	FQSR, LLC(6)	03/23/17	Term Loan - 7.69% (LIBOR + 6.25%, 1.00% Floor)	0.6%	6,882,750	03/24/22	6,752,638	6,875,867

				0.8%	9,742,209		9,612,098	9,732,467

	OTG Management, LLC(7)	06/30/16	Delayed Draw Term Loan - 9.70% (LIBOR + 8.50%, 1.00% Floor)	0.4%	5,454,522	08/26/21	5,454,522	5,454,522
	OTG Management, LLC	06/30/16	First Lien Term Loan - 9.70% (LIBOR + 8.50%, 1.00% Floor)	6.4%	75,012,754	08/26/21	73,766,375	75,012,754

				6.8%	80,467,276		79,220,897	80,467,276

				10.9%	128,719,528		126,840,143	128,825,316

Household Durables
	Cedar Electronics Holdings, Corp.(8)	07/01/15	Senior Term Loan - 7.20% (LIBOR + 6.00%, 0.50% Floor)	1.6%	21,427,500	06/26/20	21,126,151	18,727,635
	Robertshaw US Holding Corp.	06/15/16	Term Loan B - 8.50% (LIBOR + 7.00%, 1.50% Floor)	5.2%	61,068,363	06/18/19	60,807,264	61,007,295
	Robertshaw US Holding Corp.	06/15/16	Term Loan C - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.4%	4,750,013	06/18/19	4,750,013	4,740,513
	Robertshaw US Holding Corp.	08/29/16	Term Loan D - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.8%	9,782,355	06/18/19	9,696,652	9,801,920

				6.4%	75,600,731		75,253,929	75,549,728

				8.0%	97,028,231		96,380,080	94,277,363

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 5.30% not inc PIK (LIBOR + 4.00%, 1.00% Floor, 0.50% PIK)	2.6%	32,276,471	06/30/20	31,987,729	30,856,306
	H-D Advanced Manufacturing Company(8)	06/30/15	First Lien Last Out Term Loan - 8.30% not inc PIK (LIBOR + 7.00%, 1.00% Floor, 5.80% PIK)	7.0%	113,275,706	06/30/20	112,311,512	82,464,714

				9.6%	145,552,177		144,299,241	113,321,020

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Information Technology Services
	ENA Holding Corporation(9)	05/06/16	First Lien Term Loan - 8.30% (LIBOR + 7.00%, 1.00% Floor)	2.3%	$28,205,599	05/06/21	$27,831,292	$27,472,253

				2.3%	28,205,599		27,831,292	27,472,253

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 9.40% not inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	7.3%	89,115,468	06/30/20	88,324,560	85,818,195

				7.3%	89,115,468		88,324,560	85,818,195

Pharmaceuticals
	Noramco, LLC(8)	07/01/16	Senior Term Loan - 9.15% (LIBOR + 8.00%, 1.00% Floor)	4.9%	57,076,680	07/01/21	56,709,734	57,704,523

				4.9%	57,076,680		56,709,734	57,704,523

Road & Rail
	Total Military Management, Inc.(8)	04/14/15	Second Out Term Loan - 7.93% (LIBOR + 6.75%, 1.00% Floor)	6.8%	80,190,476	10/14/20	79,049,252	80,110,286

				6.8%	80,190,476		79,049,252	80,110,286

Software
	Mavenir, Inc. (fka Xura, Inc)	08/19/16	First Lien Term Loan - 10.68% not inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	5.7%	68,224,753	08/19/22	66,511,691	67,201,382
	Quicken Parent Corp.(10)	04/01/16	First Lien Term Loan - 9.55% (LIBOR + 8.50%, 1.00% Floor)	2.1%	23,934,375	04/01/21	23,790,716	24,077,981
	Sierra Private Holdings II Ltd. (UK) (a Mavenir, Inc. affiliate)(5)	08/19/16	First Lien Term Loan - 10.58% not inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	2.2%	26,282,522	08/19/22	26,282,522	25,888,284

				10.0%	118,441,650		116,584,929	117,167,647

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(11)	10/21/16	Term Loan - 8.66% (LIBOR + 7.50%, 1.00% Floor)	3.5%	40,928,571	10/21/21	40,154,481	41,460,643

				3.5%	40,928,571		40,154,481	41,460,643

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 11.80% (LIBOR + 10.50%, 0.50% Floor)	2.2%	28,054,250	01/28/21	27,703,034	25,837,964
	Frontier Spinning Mills, Inc.(8)	05/19/16	Last Out Term Loan B - 9.31% (LIBOR + 8.25%, 1.00% Floor)	0.8%	13,026,800	04/30/20	12,953,511	9,301,136

				3.0%	41,081,050		40,656,545	35,139,100

					Shares		Cost
	Equity
	Verus Financial, LLC(12)	05/20/16	Common Stock	0.7%	8,750		8,133,702	7,998,375

	Total Non-Controlled/Non-Affiliated Investments			100.1%			$1,209,202,197	$1,177,605,232

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Cost	Fair Value

	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(5)(13)	06/05/15	Preferred membership interests	21.7%	239,554	$239,553,674	$255,804,284
			Common membership interests	0.0%	800	—	—

	Total Controlled/Affiliated Investments			21.7%		$239,553,674	$255,804,284

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			7.5%	88,763,139	$88,763,139	$88,763,139

	Total Investments 129.3%					$1,537,519,010	$1,522,172,655

	Net unrealized depreciation on unfunded commitments (0.0%)						$(569,638)

	Liabilities in Excess of Other Assets (29.3%)						$(344,623,524)

	Net Assets 100.0%						$1,176,979,493

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2017

(1)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $12,093,956, at an interest rate of LIBOR plus 6.25%, with a LIBOR Floor of 1.00%, and a maturity of April 07, 2022. This investment is accruing an unused commitment fee of 1.00% per annum. The unrealized depreciation on this commitment is $(84,658) as of June 30, 2017.
(2)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $11,207,813, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of December 15, 2021. This investment is accruing an unused commitment fee of 0.38% per annum. The unrealized depreciation on this commitment is $(33,623) as of June 30, 2017.
(3)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,428,571, at an interest rate of LIBOR plus 7.25%, with a LIBOR Floor of 1.00%, and a maturity of November 9, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The unrealized depreciation on this commitment is $(160,714) as of June 30, 2017.
(4)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,756,757, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.25%, and a maturity of August 03, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The unrealized depreciation on this commitment is $0 as of June 30, 2017.
(5)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(6)	Excluded from the investment total above is an unfunded delayed draw term commitment in an amount not to exceed $13,240,541, at an interest rate of LIBOR plus 6.25%, with a LIBOR Floor of 1.00%, and a maturity of March 24, 2022. This investment is accruing an unused commitment fee of 1.00% per annum. The unrealized depreciation on this commitment is $(79,443) as of June 30, 2017.
(7)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $4,837,029, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 26, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The unrealized depreciation on this commitment is $(48,370) as of June 30, 2017.
(8)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(9)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $4,804,290, at an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 06, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The unrealized depreciation on this commitment is $(124,912) as of June 30, 2017.
(10)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,293,750, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of April 01, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The unrealized depreciation on this commitment is $(5,175) as of June 30, 2017.
(11)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $16,371,429, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of October 21, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The unrealized depreciation on this commitment is $(32,743) as of June 30, 2017.
(12)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(13)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Country Breakdown of Portfolio
United States	95.8%
Mexico	2.5%
United Kingdom	1.7%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Chemicals
	GSE Environmental, Inc.	09/26/16	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00% Floor)	1.3%	$12,106,276	08/11/21	$12,106,276	$12,227,339

				1.3%	12,106,276		12,106,276	12,227,339

Computers & Peripherals
	Quantum Corporation(1)	10/21/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.3%	40,928,571	10/21/21	40,093,378	41,378,786

				4.3%	40,928,571		40,093,378	41,378,786

Distributors
	ASC Acquisition Holdings, LLC(2)	12/16/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.1%	39,227,344	12/15/21	38,449,671	39,148,889

				4.1%	39,227,344		38,449,671	39,148,889

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	1.9%	18,667,515	07/01/19	18,618,087	18,760,853

				1.9%	18,667,515		18,618,087	18,760,853

Diversified Financial Services
	Patriot National, Inc.(3)	11/09/16	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.6%	53,571,429	11/09/21	53,137,809	54,053,572
	Verus Financial, LLC	04/12/16	First Lien Term Loan - 8.13% (LIBOR + 7.25%, 0.75% Floor)	1.8%	17,171,875	04/12/21	16,878,420	17,257,734

				7.4%	70,743,304		70,016,229	71,311,306

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.63% (LIBOR + 7.75%, 0.75% Floor)	1.4%	13,686,575	01/20/21	13,513,544	13,755,008
	Harvest Hill Beverage Company	01/20/16	First Lien, First Out Term Loan -5.00% (LIBOR + 4.00%, 1.00% Floor)	1.4%	13,785,149	01/19/21	13,617,666	13,674,867
	Harvest Hill Beverage Company(4)	01/20/16	First Lien, Last Out Term Loan -7.25% (LIBOR + 6.25%, 1.00% Floor)	10.8%	103,961,373	01/19/21	102,698,294	103,961,373

				12.2%	117,746,522		116,315,960	117,636,240

				13.6%	131,433,097		129,829,504	131,391,248

Health Care Providers & Services
	Help at Home, LLC(4)(5)	08/03/15	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	4.5%	42,837,838	08/03/20	42,442,790	43,223,378

				4.5%	42,837,838		42,442,790	43,223,378

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico(6)	10/09/15	Senior Secured Notes - 11.00% (LIBOR + 10.00%, 1.00% Floor)	4.1%	$39,572,542	10/09/20	$38,977,211	$39,414,252
	OTG Management, LLC(7)	06/30/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	7.8%	75,012,754	08/26/21	73,617,664	75,462,830

				11.9%	114,585,296		112,594,875	114,877,082

Household Durables
	Cedar Electronics Holdings, Corp.(4)	07/01/15	Senior Term Loan - 6.94% (LIBOR + 6.00%, 0.50% Floor)	2.2%	21,427,500	06/26/20	21,076,157	20,784,675
	Robertshaw US Holding Corp.	06/15/16	Term Loan B - 8.50% (LIBOR + 7.00%, 1.50% Floor)	6.4%	62,523,495	06/18/19	62,196,483	61,773,213
	Robertshaw US Holding Corp.	06/15/16	Term Loan C - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.5%	4,750,013	06/18/19	4,750,013	4,693,013
	Robertshaw US Holding Corp.	08/29/16	Term Loan D - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.0%	9,831,637	06/18/19	9,723,758	9,713,657

				7.9%	77,105,145		76,670,254	76,179,883

				10.1%	98,532,645		97,746,411	96,964,558

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan -5.50% inc PIK (LIBOR + 4.50%, 1.00% Floor, 0.50% PIK)	3.2%	32,914,262	06/30/20	32,570,243	30,346,950
	H-D Advanced Manufacturing Company(4)	06/30/15	First Lien Last Out Term Loan -13.80% inc PIK (LIBOR + 7.00%, 1.00% Floor, 5.80% PIK)	8.4%	110,785,456	06/30/20	109,043,607	80,873,383

				11.6%	143,699,718		141,613,850	111,220,333

Information Technology Services
	ENA Holding Corporation(8)	05/06/16	First Lien Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	3.3%	31,628,680	05/06/21	31,154,835	31,660,309

				3.3%	31,628,680		31,154,835	31,660,309

Metals & Mining
	Pace Industries, Inc.	06/30/15	Senior Secured Notes - 9.25% (LIBOR + 8.25%, 1.00% Floor)	9.0%	88,875,000	06/30/20	87,943,929	86,742,000

				9.0%	88,875,000		87,943,929	86,742,000

Pharmaceuticals
	Noramco, LLC(4)	07/01/16	Senior Term Loan - 9.00% (LIBOR + 8.00%, 1.00% Floor)	6.4%	61,177,080	07/01/21	60,751,282	61,972,382

				6.4%	61,177,080		60,751,282	61,972,382

Road & Rail
	Total Military Management, Inc.(4)	04/14/15	Second Out Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	8.4%	81,523,810	10/14/20	80,216,095	81,279,238

				8.4%	81,523,810		80,216,095	81,279,238

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Software
	Quicken Parent Corp.(9)	04/01/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.6%	$24,710,625	04/01/21	$24,542,712	$25,031,863
	Sierra Private Holdings II Ltd.(6)(10)	08/19/16	UK Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.9%	27,477,510	08/19/22	26,785,778	27,559,943
	Xura, Inc. - US(6)(11)	08/19/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	4.3%	41,216,265	08/19/22	40,178,666	41,339,914

				9.8%	93,404,400		91,507,156	93,931,720

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 10.00% (LIBOR + 9.00%, 0.50% Floor)	2.9%	28,413,000	01/28/21	28,008,033	27,702,675
	Frontier Spinning Mills, Inc.(4)	05/19/15	Last Out Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	1.1%	13,611,553	04/30/20	13,522,149	10,807,573

				4.0%	42,024,553		41,530,182	38,510,248

					Shares		Cost
	Equity
	Verus Financial, LLC(12)	05/20/16	Common Stock	0.9%	8,750		8,368,247	8,626,399

	Total Non-Controlled/Non-Affiliated Investments			112.5%			$1,104,982,797	$1,083,226,068

	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(6)(13)	06/05/15	Preferred membership interests	25.7%	227,896		$227,895,573	$247,164,240
			Common membership interests	0.0%	800		-	-

	Total Controlled/Affiliated Investments			25.7%			$227,895,573	$247,164,240

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			20.4%	197,000,436		$197,000,436	$197,000,436

	Total Investments 158.6%						$1,529,878,806	$1,527,390,744

	Net unrealized appreciation on unfunded commitments (0.0%)							$376,683

	Liabilities in Excess of Other Assets (58.6%)							$(564,663,883)

	Net Assets 100.0%							$963,103,544

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

(1)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $16,371,429, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of October 11, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $180,086 as of December 31, 2016.
(2)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $13,075,781, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of December 15, 2021. This investment is accruing an unused commitment fee of 0.38% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(26,152) as of December 31, 2016.
(3)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,428,571, at an interest rate of LIBOR plus 7.25%, with a LIBOR Floor of 1.00%, and a maturity of November 09, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $57,857 as of December 31, 2016. In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(5)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,756,757, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.25%, and a maturity of August 03, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $89,054 as of December 31, 2016.
(6)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(7)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $10,291,552, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 26, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $61,749 as of December 31, 2016.
(8)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $4,804,290, at an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 06, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $4,804 as of December 31, 2016.
(9)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,725,000, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of April 01, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $22,425 as of December 31, 2016.
(10)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $2,013,624, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $6,041 as of December 31, 2016.
(11)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $3,020,436, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $9,061 as of December 31, 2016.
(12)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(13)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.6%
Mexico	2.6%
United Kingdom	1.8%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assests and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30, 2017 (unaudited)	As of December 31, 2016
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $1,209,202 and $1,104,983, respectively)	$1,177,606	$1,083,226
Controlled affiliated investments (cost of $239,554 and $227,896, respectively)	255,804	247,164
Cash and cash equivalents	174,683	214,913
Interest receivable	11,057	9,738
Deferred financing costs	10,627	1,972
Receivable from Investment Adviser	390	578
Unrealized appreciation on unfunded commitments	—	403
Prepaid and other assets	—	107

Total Assets	$1,630,167	$1,558,101

Liabilities
Credit facility payable	$443,000	$590,000
Management fees payable	7,551	—
Interest and credit facility expense payable	1,684	260
Unrealized depreciation on unfunded commitments	570	26
Directors’ fees payable	114	3
Payable for investments purchased	—	3,840
Other accrued expenses and other liabilities	269	868

Total Liabilities	$453,188	$594,997

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(558,125)	(920,589)
Common Unitholders’ return of capital	(234,424)	(102,960)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,596)	(9,596)

Common Unitholders’ capital	1,210,472	979,472
Accumulated net realized loss	(12,945)	(13,710)
Accumulated net investment loss	(4,632)	(546)
Net unrealized depreciation on investments	(15,916)	(2,112)

Total Members’ Capital	$1,176,979	$963,104

Total Liabilities and Members’ Capital	$1,630,167	$1,558,101

Net Asset Value Per Unit (accrual base) (Note 9)	$86.17	$93.55

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income from non-controlled/non-affiliated investments	$34,165	$23,981	$63,279	$42,653
Dividend income from controlled affiliated investments	9,600	3,320	14,450	4,963
Other fee income	—	652	—	652

Total investment income	43,765	27,953	77,729	48,268

Expenses:
Management fees	7,550	7,550	15,101	15,101
Interest and credit facility expenses	5,395	3,123	9,184	5,976
Administrative fees	324	252	632	513
Professional fees	368	243	494	389
Directors’ fees	77	73	154	144
Other expenses	184	102	250	198

Total expenses	13,898	11,343	25,815	22,321

Net investment income	$29,867	$16,610	$51,914	$25,947

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non- affiliated investments	506	118	765	118
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	638	(5,148)	(10,786)	(15,407)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(3,077)	3,685	(3,018)	8,514

Net realized and unrealized gain (loss) on investments	$(1,933)	$(1,345)	$(13,039)	$(6,775)

Net increase in Members’ Capital from operations	$27,934	$15,265	$38,875	$19,172

Basic and diluted:
Income per unit	$1.39	$0.76	$1.93	$0.95

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	$51,914	$25,947
Net realized gain on investments	765	118
Net change in unrealized appreciation/depreciation on investments	(13,804)	(6,893)

Net Increase in Members’ Capital from Operations	38,875	19,172

Distributions to Members’ from:
Net investment income	(56,000)	—
Return of capital	(131,464)	(144,233)
Return of unused capital	(250,000)

Total distributions to Members’	(437,464)	(144,233)

Increase in Members’ Capital Resulting from Capital Activity
Contributions	612,464	144,233

Total Increase in Members’ Capital Resulting from Capital Activity	612,464	144,233

Total Increase in Members’ Capital	213,875	19,172

Members’ Capital, beginning of period	963,104	651,303

Members’ Capital, end of period	$1,176,979	$670,475

Accumulated net investment gain(loss)	$(4,632)	$25,356

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2017	For the six months ended June 30, 2016
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$38,875	$19,172
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(294,579)	(515,601)
Interest income paid in-kind	(5,173)	—
Proceeds from sales and paydowns of investments	187,417	143,771
Net realized (gain) loss on investments	(765)	(118)
Change in net unrealized/appreciation depreciation on investments	13,804	6,893
Amortization of premium and accretion of discount, net	(2,777)	(2,432)
Amortization of deferred financing costs	1,478	1,139
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,319)	(3,247)
(Increase) decrease in receivable from Investment Adviser	188	—
(Increase) decrease in receivable for investments sold	—	27,098
(Increase) decrease in prepaid and other assets	107	(138)
Increase (decrease) in investments purchased payable	(3,840)	—
Increase (decrease) in interest and credit facility expense payable	1,424	(256)
Increase (decrease) in directors’ fees payable	111	114
Increase (decrease) in management fees payable	7,551	(16,550)
Increase (decrease) in other accrued expenses and liabilities	(599)	(3)

Net cash used in operating activities	$(58,097)	$(340,158)

Cash Flows from Financing Activities
Contributions from Members	$425,000	$—
Unused contributions returned to Members	(250,000)	—
Capital call due from Members, net	—	933
Deferred financing costs paid	(10,133)	—
Proceeds from credit facility	297,696	576,000
Repayments of credit facility	(444,696)	(270,000)

Net cash provided by financing activities	$17,867	$306,933

Net increase (decrease) in cash and cash equivalents	$(40,230)	$(33,225)
Cash and cash equivalents, beginning of period	$214,913	$180,436

Cash and cash equivalents, end of period	$174,683	$147,211

Supplemental and non-cash financing activities
Interest expense paid	$5,861	$4,238
Deemed purchase and return of capital from Investment Funds & Vehicles	$—	$26,068
Deemed distribution/re-contribution from Members’ (Note 9)	$187,464	$144,233

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

June 30, 2017

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

On May 18, 2016, the Company established a wholly owned subsidiary, TCW-DL VF Holdings, Inc., as a Delaware entity to hold an equity investment in a portfolio company organized as a limited liability company.

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

On June 26, 2017, the Company formed TCW DLG Funding VI 2017-1 LLC, a Delaware limited liability company with a single member interest owned by the Company.

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2017 aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2017

1. Organization and Basis of Presentation (continued)

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$558,125	72.3%	20,134,698

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to 75% of the principal amount or the cost portion of any Portfolio Investment that is fully repaid to or otherwise fully recouped by the Company within one year of the Company’s investment. The Recallable Amount is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of June 30, 2017 was $100,875.

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

June 30, 2017

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At June 30, 2017 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

Accounting Pronouncements Not Yet Adopted: On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. This update will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of this new guidance on its financial statement presentation.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2017

2. Significant Accounting Policies (continued)

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

June 30, 2017

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2017:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$1,169,608	$—	$1,169,608
Equity	—	—	7,998	—	7,998
Investment Funds & Vehicles (1)	—	—	—	255,804	255,804
Cash equivalents	88,763	—	—	—	88,763

Total Assets	$88,763	$—	$1,177,606	$255,804	$1,522,173

(1)	Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

June 30, 2017

3. Investment Valuations and Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2017:

	Debt	Equity	Total
Balance, April 1, 2017	$1,076,452	$8,082	$1,084,534
Purchases*	167,436	—	167,436
Sales and paydowns of investments	(77,312)	(27)	(77,339)
Accretion of original issue discounts	1,759	—	1,759
Net realized gains	506	—	506
Net change in unrealized appreciation/depreciation	767	(57)	710

Balance, June 30, 2017	$1,169,608	$7,998	$1,177,606

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2017	$767	$(57)	$710

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2017	$1,074,600	$8,626	$1,083,226
Purchases*	224,094	—	224,094
Sales and paydowns of investments	(123,182)	(235)	(123,417)
Accretion of original issue discounts	2,777	—	2,777
Net realized gains	765	—	765
Net change in unrealized appreciation/depreciation	(9,446)	(393)	(9,839)

Balance, June 30, 2017	$1,169,608	$7,998	$1,177,606

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2017	$(9,431)	$(393)	$(9,824)

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2017

3. Investment Valuations and Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2016:

	Debt	Equity	Total
Balance, April 1, 2016	$792,636	$—	$792,636
Purchases*	228,716	8,750	237,466
Sales and paydowns of investments	(126,318)	(243)	(126,561)
Accretion of original issue discounts	1,702	—	1,702
Net realized gains	118	—	118
Net change in unrealized appreciation/depreciation	(5,062)	—	(5,062)

Balance, June 30, 2016	$891,792	$8,507	$900,299

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2016	$(4,620)	$—	$(4,620)

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2016	$586,626	$—	$586,626
Purchases*	454,048	8,750	462,798
Sales and paydowns of investments	(136,126)	(243)	(136,369)
Accretion of original issue discounts	2,432	—	2,432
Net realized gains	118	—	118
Net change in unrealized appreciation/depreciation	(15,306)	—	(15,306)

Balance, June 30, 2016	$891,792	$8,507	$900,299

Change in net unrealized appreciation (depreciation) in investments held as of June 30, 2016	$(14,864)	$—	$(14,864)

*	Includes payments received in-kind

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three and six months ended June 30, 2017 and 2016, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2017.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$1,077,843	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	7.0% - 17.3% CCC+ to BB	10.6% N/A	Decrease Increase
Debt	$82,464	Market Method	EV Implied Multiple	9.3x to 10.3x	N/A	Increase
Debt	$9,301	Income/Market Method	Weighted Average Cost of Capital Shadow Credit Rating EV Implied Multiple	20.0% - 25.0% CCC- to CCC 6.5x to 7.5x	22.5% N/A N/A	Decrease Increase Increase
Equity	$7,998	Market Method	EV Implied Multiple	10.8x to 11.8x	N/A	Increase

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2017

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

Unless noted, the Company is utilizing the midpoint of a valuation range provided by an external, independent valuation firm. Based on its review of the external, independent valuation firm’s range and related documentation, the Adviser documents the valuation recommendations. The Adviser discusses its valuation recommendation for each investment with the Company’s audit committee, based on / along with the independent valuation report. After the Company’s audit committee reviews the valuation recommendations, the Board discusses the portfolio company and investment valuations with the Adviser and determines the fair value of these investments in good faith. The Board may approve a value other than the midpoint if it believes that is the fair value.

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

June 30, 2017

4. Agreements and Related Party Transactions (continued)

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

For the three and six months ended June 30, 2017, Management Fees incurred amounted to $7,550 and $15,101, respectively, of which $7,551 remained payable at June 30, 2017. For the three and six months ended June 30, 2016, Management Fees incurred amounted to $7,550 and $15,101, respectively, of which $11,187 remained payable at June 30, 2016.

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

Since inception of the Company the Adviser was paid $652 in such fees. In accordance with the limited liability company agreement, as of December 31, 2016 all of the $652 of such fees had been recorded as fee income. During the six months ended June 30, 2017 and 2016, no such fees were paid to the Advisor.

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

June 30, 2017

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

For the three and six months ended June 30, 2017 and 2016, no Incentive Fees were incurred.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2017

4. Agreements and Related Party Transactions (continued)

The revolving credit facility currently has a capacity of $600 million. Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of Strategic Ventures, the Company does not believe that it has control over Strategic Ventures (other than for purposes of the Investment Company Act).

The Company’s investments in affiliated investments for the six months ended June 30, 2017 were as follows:

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of June 30, 2017	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$(3,018)	$255,804	$14,450

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$(3,018)	$255,804	$14,450

The Company’s investments in affiliated investments for the year ended December 31, 2016 were as follows:

	Fair Value as of January 1, 2016	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) by investment as of June 30, 2017 and December 31, 2016:

		June 30, 2017		December 31, 2016
Unfunded Commitments	Maturity	Amount	Unrealized (Losses) (1)	Amount	Unrealized Gains(Losses)
ASC Acquisition Holdings LLC	December 2021	$11,208	$(34)	$13,076	$(26)
ENA Holdings Corporation	May 2021	4,804	(125)	4,804	5
FSQR, LLC	March 2022	13,241	(79)	N/A	N/A
Help At Home, Inc.	August 2020	6,757	—	6,757	61
OTG Management LLC	August 2021	4,837	(48)	10,291	62
Patriot National, Inc.	November 2021	6,429	(161)	6,429	58
Quantum Corporation	October 2021	16,371	(33)	16,371	180
Quicken Parent Corp.	April 2021	1,294	(5)	1,725	22
School Specialty, Inc.	April 2022	12,094	(85)	N/A	N/A
Sierra Private Holdings II Ltd.	August 2022	—	—	2,014	6
Mavenir, Inc. (fka Xura, Inc.)	August 2022	—	—	3,020	9

Total Unfunded Commitments		$77,035	$(570)	$64,487	$377

(1)	As of January 1, 2017, the Company changed its valuation policy to cap fair values of unfunded commitments at par, thereby eliminating unrealized gains on unfunded commitments.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2017

5. Commitments and Contingencies (continued)

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2017, the Company’s unfunded commitment to Strategic Ventures is $241,246.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2017, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2017 and 2016, the Company did not sell or issue any Common Units. The activity for the three and six months ended June 30, 2017 and 2016 is a follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698
Units issued and committed	—	—	—	—

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

For the three and six months ended June 30, 2017, the Company processed $70,972 and $187,464, respectively, of deemed distributions and re-contributions. For the three and six months ended June 30, 2016, the Company processed $0 and $144,233, respectively, of deemed distributions and re-contributions.

7. Credit Facility

The Company has a secured revolving credit agreement (the “Credit Agreement”) with Natixis, New York Branch (“Natixis”) as administrative agent and committed lender. The Credit Agreement provides for a revolving credit line of up to $750 million (the “Maximum Commitment”) (the “Credit Facility”), subject to the lesser of the “Borrowing Base” assets or the Maximum Commitment (the “Available Commitment”). The Borrowing Base assets generally equal the sum of (a) a percentage of certain eligible investments in a controlled account, (b) a percentage of unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Credit Agreement is generally secured by the Borrowing Base assets.

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2017, the Company was in compliance with such covenants.

As of June 30, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $750 million. As of December 31, 2016, the Available Commitment was $622 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members. As of June 30, 2017 and December 31, 2016, the amounts outstanding under the Credit Facility were $443 million and $590 million, respectively. The carrying amount of the amount

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2017

7. Credit Facility (continued)

outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2017 and December 31, 2016, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred financing costs of $10,133 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of June 30, 2017 and December 31, 2016, $10,627 and $1,972, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Credit facility interest expense	$2,787	$2,332	$5,824	$4,257
Undrawn commitment fees	1,679	202	1,849	542
Administrative fees	14	19	33	38
Amortization of deferred financing costs	915	570	1,478	1,139

Total	$5,395	$3,123	$9,184	$5,976

Weighted average interest rate	3.40%	2.18%	2.91%	2.18%
Average outstanding balance	328,643	430,066	403,690	393,110

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

As of June 30, 2017 and December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2017	December 31, 2016
Cost of investments for federal income tax purposes	$1,448,756	$1,346,589
Unrealized appreciation	$27,768	$32,909
Unrealized depreciation	$43,115	$49,108
Net unrealized depreciation on investments	$15,347	$16,199

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2017

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2017 and 2016 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Six Months Ended June 30,
	2017	2016
Net Asset Value Per Unit (accrual base), Beginning of Period	$93.55	$99.35
Income from Investment Operations:
Net investment income (1)	2.58	1.29
Net realized and unrealized (loss)	(0.65)	(0.34)

Total from investment operations	1.93	0.95
Less Distributions:
From net investment income	(2.78)	0.00
Return of capital	(6.53)	(7.16)

Total distributions (2)	(9.31)	(7.16)

Net Asset Value Per Unit (accrual base), End of Period	$86.17	$93.14

Common Unitholder Total Return(3)(4)	3.5%	2.9%

Common Unitholder IRR(5)	5.3%	0.9%

Ratios and Supplemental Data
Members’ Capital, end of period	$1,176,979	$670,475
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Member’s Capital:
Ratio of total expenses to average net assets(6)	4.39%	6.81%
Ratio of net expenses to average net assets(6)	4.39%	6.81%
Ratio of financing cost to average net assets(4)	0.77%	0.91%
Ratio of net investment income before expense recapture to average net assets(6)	8.82%	7.91%
Ratio of net investment income to average net assets(6)	8.82%	7.91%
Credit facility payable	443,000	635,000
Asset coverage ratio	3.7	2.1
Portfolio turnover rate(4)	13.0%	14.0%

(1)	Per unit data was calculated using the number of common units issued and outstanding as of June 30, 2017 and 2016.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)	The Total Return for the six months ended June 30, 2017 and 2016 were calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.
(4)	Not annualized.
(5)	The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 5.3% through June 30, 2017. The IRR is computed based on cash flow due dates contained in notices to Member’s (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)	Annualized except for organizational costs.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2017

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 3 of this quarterly report. For simplicity, this report uses the terms. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to include TCW Direct Lending LLC and where appropriate in the context, its wholly-owned subsidiaries.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-

looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the 1934 Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward- looking statements in this report because we are an investment company.

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

On May 18, 2016, we established a wholly owned subsidiary, TCW-DL VF Holdings, Inc., as a Delaware entity to hold an equity investment in a portfolio company organized as a limited liability company.

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

On June 26, 2017, we formed TCW DLG Funding VI 2017-1 LLC, a Delaware limited liability company with a single member interest owned by us.

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

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners through indirect investments in portfolio companies through a joint venture vehicle, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

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

Investment Activity

Based on fair value as of June 30, 2017, our non-controlled/non-affiliated portfolio consisted of 26 debt investments and one equity investment. Of these investments, 99.3% were debt investments which were primarily senior secured, first lien or term loans and 0.7% was common stock. Based on fair value as of December 31, 2016, our non-controlled/non-affiliated portfolio consisted of 23 debt investments and one equity investment. Of these investments, 99.2% were debt investments which were primarily senior secured, first lien or term loans and 0.8% was common stock.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of June 30, 2017:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	11%
Software	10%
Industrial Conglomerates	10%
Food Products	9%
Household Durables	8%
Metals & Mining	7%
Road & Rail	7%
Diversified Financial Services	6%
Pharmaceuticals	5%
Auto Components	5%
Health Care Providers & Services	4%
Commercial Services & Supplies	4%
Technologies Hardware, Storage and Peripherals	3%
Textiles, Apparel & Luxury Goods	3%
Distributors	3%
Information Technology Services	2%
Diversified Consumer Services	1%
Diversified Telecommunication Services	1%
Chemicals	1%

Total	100%

Interest income from non-controlled/non-affiliated investments was $34.2 million and $24.0 million for the three months ended June 30, 2017 and 2016, respectively. Interest income from non-controlled/non-affiliated investments was $63.3 million and $42.7 million for the six months ended June 30, 2017 and 2016, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2017	2016
Total investment income	$43,765	$27,953
Total expenses	13,898	11,343

Net investment income	29,867	16,610
Net realized gain on non-controlled/non-affiliated investments	506	118
Net change in unrealized appreciation/depreciation on non-controlled/ non-affiliated investments	638	(5,148)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(3,077)	3,685

Net increase (decrease) in Members’ Capital from operations	$27,934	$15,265

	Six Months Ended June 30,
	2017	2016
Total investment income	$77,729	$48,268
Total expenses	25,815	22,321

Net investment income	51,914	25,947
Net realized gain on non-controlled/non-affiliated investments	765	118
Net change in unrealized appreciation/depreciation on non-controlled/ non-affiliated investments	(10,786)	(15,407)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(3,018)	8,514

Net increase (decrease) in Members’ Capital from operations	$38,875	$19,172

Total investment income

Total investment income for the three months ended June 30, 2017 and 2016 was $43.8 million and $28.0 million, respectively, and included interest income from non-controlled/non-affiliated investments of $34.2 million and $24.0 million, respectively, as well as dividend income of $9.6 million and $3.3 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015. The increase in dividend income during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is primarily attributable to the increase in TCW Strategic Ventures’ portfolio as of June 30, 2017 (18 debt investments) compared to June 30, 2016 (11 debt investments).

Total investment income for the six months ended June 30, 2017 and 2016 was $77.7 million and $48.3 million, respectively, and included interest income from non-controlled/non-affiliated investments of $63.3 million and $42.7 million, respectively, as well as dividend income of $14.5 million and $5.0 million, respectively, from TCW Strategic Ventures. Similar to the three months ended June 30, 2017 and 2016, the increase in dividend income during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily attributable to the increase in TCW Strategic Ventures’ portfolio.

Net investment income

Our net investment income for the three months ended June 30, 2017 and 2016 was $29.9 million and $16.6 million, respectively. Our net investment income for the six months ended June 30, 2017 and 2016 was $51.9 million and $25.9 million, respectively. The increase in net investment income for the three and six months ended June 30, 2017 compared to the comparable periods in the prior year is primarily attributable to the increase in the number of debt investments as of June 30, 2017 (26 debt investments) compared to June 30, 2016 (18 debt investments).

Operating expenses for the three and six months ended June 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016
Expenses
Management fees	$7,550	$7,550
Interest and credit facility expenses	5,395	3,123
Administrative fees	324	252
Professional fees	368	243
Directors’ fees	77	73
Other expenses	184	102

Total expenses	$13,898	$11,343

	For the six months ended June 30,
	2017	2016
Expenses
Management fees	$15,101	$15,101
Interest and credit facility expenses	9,184	5,976
Administrative fees	632	513
Professional fees	494	389
Directors’ fees	154	144
Other expenses	250	198

Total expenses	$25,815	$22,321

Our total operating expenses were $13.9 million and $11.3 million for the three months ended June 30, 2017 and 2016, respectively. Our operating expenses include management fees attributed to the Adviser of $7.6 million for the three months ended June 30, 2017 and 2016. Operating expenses in all categories except for management fees increased during the three months ended June 30, 2017 versus the three months ended June 30, 2016 primarily due to increase in our investment portfolio. In addition, interest and credit facility expenses increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to the increase in our credit facility’s interest rate, which took effect on April 10, 2017. Management fees are based on total commitments and therefore, was consistent between the three months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017 and 2016, our total operating expenses were $25.8 million and $22.3 million, respectively. Our total operating expenses included management fees attributed to the Adviser of $15.1 million, respectively. Operating expenses in all categories except for management fees increased during the six months ended June 30, 2017 versus the six months ended June 30, 2016 primarily due to increase in our investment portfolio as well as the increase in our credit facility’s interest rate during the period. Management fees are based on total commitments and therefore, was consistent between the six months ended June 30, 2017 and 2016.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended June 30, 2017 and 2016 were $0.5 million and $0.1 million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the three months ended June 30, 2017 and 2016 were primarily due to the realization of gains related to our term loans to Challenge Manufacturing Company, LLC and ENA Holding Corporation, respectively.

Our net realized gain on non-controlled/non-affiliated investments for the six months ended June 30, 2017 and 2016 were $0.8 million and $0.1 million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the six months ended June 30, 2017 was primarily due to the realization of gains related to our term loans to Harvest Hill Beverage Company and Challenge Manufacturing Company, LLC. Our net realized gain on non-controlled/non-affiliated investments during the six months ended June 30, 2016 was primarily due to the realization of gains related to our term loan to ENA Holding Corporation.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended June 30, 2017 and 2016 were $0.6 million and ($5.1) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2017 was primarily due to mark to market adjustments resulting from market yield spreads during the period. Our net change in unrealized appreciation/ depreciation for the three months ended June 30, 2016 was primarily attributable to our investment in H-D Advanced Manufacturing and Frontier Spinning Mills, Inc. which recorded decreases of $4.3 million and $1.8 million, respectively, in fair value for the quarter ended June 30, 2016. Our remaining investments recorded unrealized appreciation of $1.0 million.

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the six months ended June 30, 2017 and 2016 were ($10.8) million and ($15.4) million, respectively. Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2017 was primarily due to our term loans to Pace Industries, H-D Manufacturing, Patriot National, Inc., Cedar Electronics Holdings, Corp., Differential Brands Group, Inc. and Sierra Private Holdings II Ltd., which collectively recorded decreases in fair value of $9.6 million, as well as other mark to market adjustments resulting from market yield spreads during the period. Our net change in unrealized appreciation/ depreciation for the six months ended June 30, 2016 was primarily attributable to our investment in H-D Advanced Manufacturing and Frontier Spinning Mills, Inc. which recorded decreases of $15.2 million and $2.4 million, respectively, in fair value for six months ended June 30, 2016. Our remaining investments recorded unrealized appreciation of $2.2 million.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments were ($3.1) million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively. Our net change in unrealized appreciation/depreciation on controlled/affiliated investments were ($3.0) million and $8.5 million for the six months ended June 30, 2017 and 2016, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three and six months ended June 30, 2017 and 2016 is primarily attributable to undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the six months ended June 30, 2017 and 2016 was $38.9 million and $19.2 million, respectively. The increase during the six months ended June 30, 2017 is primarily attributable to higher investment income from a larger investment portfolio, compared to the six months ended June 30, 2016.

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

The Company’s capital commitment is $481.6 million, representing approximately 80% of the preferred and common equity ownership of TCW Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to TCW Strategic Ventures. TCW Strategic Ventures also entered into a revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. The revolving credit facility is for up to $600 million. TCW Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of TCW Strategic Ventures, the Company does not believe that it has control over TCW Strategic Ventures (other than for purposes of the 1940 Act).

The Company’s investments in controlled affiliated investments for the six months ended June 30, 2017 and year ended December 31, 2016 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of June 30, 2017	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$(3,018)	$255,804	$14,450

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$(3,018)	$255,804	$14,450

	Fair Value as of January 1, 2016	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

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

As of June 30, 2017 and December 31, 2016, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2017	December 31, 2016
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$558,125	$920,589
Percentage of commitments funded	72.3%	54.3%
Units	20,134,698	20,134,698

Natixis Credit Agreement

We have a secured revolving credit agreement (the “Credit Agreement”) with Natixis, New York Branch (“Natixis”) as administrative agent and committed lender. The Credit Agreement provides for a revolving credit line of up to $750 million (the “Maximum Commitment”) (the “Credit Facility”), subject to the lesser of the “Borrowing Base” assets or the Maximum Commitment (the “Available Commitment”). The Borrowing Base assets generally equal the sum of (a) a percentage of certain eligible investments in a controlled account, (b) a percentage of unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Credit Agreement is generally secured by the Borrowing Base assets.

On April 10, 2017, we and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2017, we were in compliance with such covenants.

As of June 30, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $750 million. As of December 31, 2016, the Available Commitment was $622 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of our Members.

As of June 30, 2017 and December 31, 2016, the amounts outstanding under the Credit Facility were $443 million and $590 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2017 and December 31, 2016, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred financing costs of $10,133 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. These costs have been recorded as deferred financing costs on our Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of June 30, 2017 and December 31, 2016, $10,627 and $1,972, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2017 and 2016 is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Credit facility interest expense	$2,787	$2,332	$5,824	$4,257
Undrawn commitment fees	1,679	202	1,849	542
Administrative fees	14	19	33	38
Amortization of deferred financing costs	915	570	1,478	1,139

Total	$5,395	$3,123	$9,184	$5,976

Weighted average interest rate	3.40%	2.18%	2.91%	2.18%
Average outstanding balance	328,643	430,066	403,690	393,110

A summary of our contractual payment obligations as of June 30, 2017 and December 31, 2016 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Available Amount(1)	Borrowings Outstanding	Undrawn Amount
Total Debt Obligations – June 30, 2017	$750,000	$750,000	$443,000	$307,000
Total Debt Obligations – December 31, 2016	$750,000	$622,000	$590,000	$32,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gains/(losses) as of June 30, 2017 and December 31, 2016 by investment type (dollar amounts in thousands):

		June 30, 2017		December 31, 2016
Unfunded Commitments	Maturity	Amount	Unrealized (Losses) (1)	Amount	Unrealized Gains(Losses)
ASC Acquisition Holdings LLC	December 2021	$11,208	$(34)	$13,076	$(26)
ENA Holdings Corporation	May 2021	4,804	(125)	4,804	5
FSQR, LLC	March 2022	13,241	(79)	N/A	N/A
Help At Home, Inc.	August 2020	6,757	—	6,757	61
OTG Management LLC	August 2021	4,837	(48)	10,291	62
Patriot National, Inc.	November 2021	6,429	(161)	6,429	58
Quantum Corporation	October 2021	16,371	(33)	16,371	180
Quicken Parent Corp.	April 2021	1,294	(5)	1,725	22
School Specialty, Inc.	April 2022	12,094	(85)	N/A	N/A
Sierra Private Holdings II Ltd.	August 2022	—	—	2,014	6
Mavenir, Inc. (fka Xura, Inc.)	August 2022	—	—	3,020	9

Total Unfunded Commitments		$77,035	$(570)	$64,487	$377

(1)	As of January 1, 2017, the Company changed its valuation policy to cap fair values of unfunded commitments at par, thereby eliminating unrealized gains on unfunded commitments.

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of June 30, 2017 and December 31, 2016, the Company’s unfunded commitment to TCW Strategic Ventures was $241.2 million and $252.9 million, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2017, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2017, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 10.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2017 consolidated balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$45,818	$13,475	$32,343
Up 200 basis points	30,691	8,983	21,708
Up 100 basis points	15,564	4,492	11,072
Down 100 basis points	(373)	(4,650)	4,277
Down 200+ basis points	(373)	(5,657)	5,284

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the six months end June 30, 2017 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 8, 2017	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 8, 2017	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer