Form 10-Q
period 2017-09-30
TCW Direct Lending LLC
filed 2017-11-07
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of the Registrant’s common units outstanding at November 7, 2017 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2017

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.24% (LIBOR + 7.00%, 1.00% Floor)	5.4%	$55,536,000	04/20/22	$54,399,928	$56,091,360

				5.4%	55,536,000		54,399,928	56,091,360

Chemicals
	GSE Environmental, Inc.	09/26/16	First Lien Term Loan - 11.31% (LIBOR + 10.00%, 1.00% Floor)	1.2%	12,096,461	08/11/21	12,096,461	12,096,461
	Vertellus Performance Chemicals LLC(1)	09/22/17	First Lien Term Loan - 8.50% (LIBOR + 7.25%, 1.25% Floor)	4.1%	42,181,818	09/22/22	41,184,998	41,970,909

				5.3%	54,278,279		53,281,459	54,067,370

Commercial Services & Supplies
	School Specialty, Inc.(2)	04/07/17	Delayed Draw Term Loan - 7.49% (LIBOR + 6.25%, 1.00% Floor)	0.6%	5,643,846	04/07/22	5,643,846	5,632,558
	School Specialty, Inc.	04/07/17	Term Loan - 7.49% (LIBOR + 6.25%, 1.00% Floor)	4.2%	43,790,199	04/07/22	42,855,495	43,702,619

				4.8%	49,434,045		48,499,341	49,335,177

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.00% (LIBOR + 6.75%, 1.25% Floor)	1.5%	16,043,956	07/18/23	15,732,637	15,883,516

				1.5%	16,043,956		15,732,637	15,883,516

Distributors
	ASC Acquisition Holdings, LLC(3)	12/16/16	First Lien Term Loan - 8.82% (LIBOR + 7.50%, 1.00% Floor)	3.1%	32,362,559	12/15/21	31,817,793	31,909,483

				3.1%	32,362,559		31,817,793	31,909,483

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	1.7%	17,337,971	07/01/19	17,306,035	17,337,971

				1.7%	17,337,971		17,306,035	17,337,971

Diversified Financial Services
	Patriot National, Inc.	11/09/16	First Lien Term Loan - 8.49% (LIBOR + 7.25%, 1.00% Floor)	4.0%	45,036,804	11/09/21	44,743,198	41,298,749
	Verus Financial, LLC	04/11/16	First Lien Term Loan - 8.59% (LIBOR + 7.25%, 0.75% Floor)	1.6%	16,843,750	04/12/21	16,606,603	16,860,594

				5.6%	61,880,554		61,349,801	58,159,343

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	03/28/17	First Lien Term Loan - 8.24% (LIBOR + 7.00%, 1.00% Floor)	1.3%	$13,800,000	03/13/23	$13,579,254	$13,717,200

				1.3%	13,800,000		13,579,254	13,717,200

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 9.32% (LIBOR + 8.00%, 1.00% Floor)	3.2%	33,330,297	08/15/23	32,677,086	33,230,306
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(4)	08/15/17	Term Loan B2 - 9.32% (LIBOR + 8.00%, 1.00% Floor)	0.9%	9,443,036	08/15/23	9,257,970	9,414,707
	Harvest Hill Beverage Company	01/20/16	First Out Term Loan - 7.74% (LIBOR + 6.50%, 1.00% Floor)	8.3%	85,300,156	01/19/21	84,455,115	84,873,656

				12.4%	128,073,490		126,390,171	127,518,669

Health Care Providers & Services
	Help at Home, LLC(5)(6)	08/03/15	Term Loan B - 8.80% (LIBOR + 7.50%, 1.25% Floor)	4.6%	46,756,757	08/03/20	46,349,950	46,990,541

				4.6%	46,756,757		46,349,950	46,990,541

Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A. De C.V. (Mexico)(4)	10/09/15	Senior Secured Notes - 11.31% (LIBOR + 10.00%, 1.00% Floor)	3.6%	37,280,339	10/09/20	36,830,963	37,280,339
	FQSR, LLC(7)	03/23/17	Delayed Draw Term Loan - 7.59% (LIBOR + 6.25%, 1.00% Floor)	1.1%	11,615,000	03/24/22	11,615,000	11,603,385
	FQSR, LLC	03/23/17	Term Loan - 7.58% (LIBOR + 6.25%, 1.00% Floor)	0.7%	6,865,500	03/24/22	6,453,738	6,858,635

				1.8%	18,480,500		18,068,738	18,462,020

	OTG Management, LLC(8)	06/30/16	Delayed Draw Term Loan - 9.81% (LIBOR + 8.50%, 1.00% Floor)	0.6%	6,174,931	08/26/21	6,174,931	6,162,581
	OTG Management, LLC	06/30/16	First Lien Term Loan - 9.77% (LIBOR + 8.50%, 1.00% Floor)	7.3%	75,012,754	08/26/21	73,841,963	74,862,728

				7.9%	81,187,685		80,016,894	81,025,309

				13.3%	136,948,523		134,916,595	136,767,668

Household Durables
	Cedar Electronics Holdings, Corp.(6)	07/01/15	Senior Term Loan - 7.32% (LIBOR + 6.00%, 0.50% Floor)	1.9%	22,521,866	06/26/20	22,231,032	19,571,501

				1.9%	22,521,866		22,231,032	19,571,501

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 11.83% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	3.0%	$31,648,148	06/30/20	$31,389,186	$30,920,240
	H-D Advanced Manufacturing Company(6)	06/30/15	First Lien Last Out Term Loan - 11.83 % inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	10.2%	114,059,809	06/30/20	113,183,330	105,619,383

				13.2%	145,707,957		144,572,516	136,539,623

Information Technology Services
	ENA Holding Corporation(9)	05/06/16	First Lien Term Loan - 8.33% (LIBOR + 7.00%, 1.00% Floor)	2.7%	28,205,599	05/06/21	27,855,819	28,205,599

				2.7%	28,205,599		27,855,819	28,205,599

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 8.24% (LIBOR + 7.00%, 1.00% Floor)	1.4%	14,787,500	08/28/22	14,350,252	14,728,350

				1.4%	14,787,500		14,350,252	14,728,350

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 12.05% inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	8.3%	89,680,660	06/30/20	88,956,203	85,555,350

				8.3%	89,680,660		88,956,203	85,555,350

Pharmaceuticals
	Noramco, LLC(6)	07/01/16	Senior Term Loan - 9.30% (LIBOR + 8.00%, 1.00% Floor)	5.3%	54,836,171	07/01/21	54,356,000	54,397,481

				5.3%	54,836,171		54,356,000	54,397,481

Software
	Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.)(4)	08/19/16	First Lien Term Loan - 11.82% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	2.5%	25,989,778	08/19/22	25,989,778	25,469,983
	Mavenir, Inc. (fka Xura, Inc.)	08/19/16	First Lien Term Loan - 11.82% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	6.4%	67,468,117	08/19/22	65,860,214	66,118,755
	Quicken Parent Corp.(10)	04/01/16	First Lien Term Loan - 10.24% inc PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.2%	23,636,004	04/01/21	23,504,169	23,234,192

				11.1%	117,093,900		115,354,161	114,822,930

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(11)	10/21/16	Term Loan - 8.74% (LIBOR + 7.50%, 1.00% Floor)	4.0%	40,928,571	10/21/21	40,185,539	41,215,071

				4.0%	40,928,571		40,185,539	41,215,071

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 11.09% (LIBOR + 9.75%, 0.50% Floor)	2.5%	$27,874,875	01/28/21	$27,550,473	$25,728,510
	Frontier Spinning Mills, Inc.(6)	05/19/16	Last Out Term Loan B - 9.53% (LIBOR + 8.25%, 1.00% Floor)	0.7%	13,015,674	04/30/20	12,948,966	7,067,511

				3.2%	40,890,549		40,499,439	32,796,021

					Shares		Cost
	Equity
	Verus Financial, LLC(12)	05/20/16	Common Stock	0.8%	8,750		8,057,314	8,486,188

	Total Non-Controlled/Non-Affiliated Investments*			110.9%			$1,160,041,239	$1,144,096,412

	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(4)(13)	06/05/15	Preferred membership interests	25.6%	239,554		$239,553,673	$263,974,402
			Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			25.6%			$239,553,673	$263,974,402

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			0.2%	1,626,157		$1,626,157	$1,626,157

	Total Investments 136.7%						$1,401,221,069	$1,409,696,971

	Net unrealized depreciation on unfunded commitments (0.0%)							$(355,905)

	Liabilities in Excess of Other Assets (36.6%)							$(377,769,465)

	Net Assets 100.0%							$1,031,571,601

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2017

*	The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(1)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $4,218,182, at an interest rate of LIBOR plus 7.25%, with a LIBOR Floor of 1.25%, and a maturity of September 22, 2022. The commitment to fund the delayed draw expires September 2019.This investment is accruing an unused commitment fee of 1.00% per annum. The unrealized depreciation on this commitment is $(50,618) as of September 30, 2017.
(2)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $6,450,110, at an interest rate of LIBOR plus 6.25%, with a LIBOR Floor of 1.00%, and a maturity of April 07, 2022. The commitment to fund the delayed draw expires April 2019. This investment is accruing an unused commitment fee of 1.00% per annum. The unrealized depreciation on this commitment is $(45,151) as of September 30, 2017.
(3)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $11,207,812, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of December 15, 2021. The commitment to fund the delayed draw expires December 2018. This investment is accruing an unused commitment fee of 0.38% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(156,909) as of September 30, 2017.
(4)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(5)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,756,757, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.25%, and a maturity of August 03, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The unrealized depreciation on this commitment is $0 as of September 30, 2017.
(6)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(7)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $4,485,000, at an interest rate of LIBOR plus 6.25%, with a LIBOR Floor of 1.00%, and a maturity of March 24, 2022. The commitment to fund the delayed draw expires December 2018. This investment is accruing an unused commitment fee of 1.00% per annum. The unrealized depreciation on this commitment is $(26,910) as of September 30, 2017.
(8)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $4,116,621, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 26, 2021. The commitment to fund the delayed draw expires February 2018. This investment is accruing an unused commitment fee of 1.00% per annum. The unrealized depreciation on this commitment is $(45,283) as of September 30, 2017.
(9)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $4,804,290, at an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 06, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The unrealized depreciation on this commitment is $0 as of September 30, 2017.
(10)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $862,500, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of April 01, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The unrealized depreciation on this commitment is $(14,663) as of September 30, 2017.
(11)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $16,371,429, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of October 21, 2021. The commitment to fund the delayed draw expires November 2017. This investment is accruing an unused commitment fee of 0.50% per annum. The unrealized depreciation on this commitment is $(16,371) as of September 30, 2017.
(12)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(13)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Country Breakdown of Portfolio
United States	94.9%
Mexico	2.6%
United Kingdom	1.8%
Canada	0.7%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Chemicals
	GSE Environmental, Inc.	09/26/16	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00% Floor)	1.3%	$12,106,276	08/11/21	$12,106,276	$12,227,339

				1.3%	12,106,276		12,106,276	12,227,339

Computers & Peripherals
	Quantum Corporation(1)	10/21/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.3%	40,928,571	10/21/21	40,093,378	41,378,786

				4.3%	40,928,571		40,093,378	41,378,786

Distributors
	ASC Acquisition Holdings, LLC(2)	12/16/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.1%	39,227,344	12/15/21	38,449,671	39,148,889

				4.1%	39,227,344		38,449,671	39,148,889

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	1.9%	18,667,515	07/01/19	18,618,087	18,760,853

				1.9%	18,667,515		18,618,087	18,760,853

Diversified Financial Services
	Patriot National, Inc.(3)	11/09/16	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.6%	53,571,429	11/09/21	53,137,809	54,053,572
	Verus Financial, LLC	04/12/16	First Lien Term Loan - 8.13% (LIBOR + 7.25%, 0.75% Floor)	1.8%	17,171,875	04/12/21	16,878,420	17,257,734

				7.4%	70,743,304		70,016,229	71,311,306

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.63% (LIBOR + 7.75%, 0.75% Floor)	1.4%	13,686,575	01/20/21	13,513,544	13,755,008
	Harvest Hill Beverage Company	01/20/16	First Lien, First Out Term Loan -5.00% (LIBOR + 4.00%, 1.00% Floor)	1.4%	13,785,149	01/19/21	13,617,666	13,674,867
	Harvest Hill Beverage Company(4)	01/20/16	First Lien, Last Out Term Loan -7.25% (LIBOR + 6.25%, 1.00% Floor)	10.8%	103,961,373	01/19/21	102,698,294	103,961,373

				12.2%	117,746,522		116,315,960	117,636,240

				13.6%	131,433,097		129,829,504	131,391,248

Health Care Providers & Services
	Help at Home, LLC(4)(5)	08/03/15	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	4.5%	42,837,838	08/03/20	42,442,790	43,223,378

				4.5%	42,837,838		42,442,790	43,223,378

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico(6)	10/09/15	Senior Secured Notes - 11.00% (LIBOR + 10.00%, 1.00% Floor)	4.1%	$39,572,542	10/09/20	$38,977,211	$39,414,252
	OTG Management, LLC(7)	06/30/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	7.8%	75,012,754	08/26/21	73,617,664	75,462,830

				11.9%	114,585,296		112,594,875	114,877,082

Household Durables
	Cedar Electronics Holdings, Corp.(4)	07/01/15	Senior Term Loan - 6.94% (LIBOR + 6.00%, 0.50% Floor)	2.2%	21,427,500	06/26/20	21,076,157	20,784,675
	Robertshaw US Holding Corp.	06/15/16	Term Loan B - 8.50% (LIBOR + 7.00%, 1.50% Floor)	6.4%	62,523,495	06/18/19	62,196,483	61,773,213
	Robertshaw US Holding Corp.	06/15/16	Term Loan C - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.5%	4,750,013	06/18/19	4,750,013	4,693,013
	Robertshaw US Holding Corp.	08/29/16	Term Loan D - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.0%	9,831,637	06/18/19	9,723,758	9,713,657

				7.9%	77,105,145		76,670,254	76,179,883

				10.1%	98,532,645		97,746,411	96,964,558

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan -5.50% inc PIK (LIBOR + 4.50%, 1.00% Floor, 0.50% PIK)	3.2%	32,914,262	06/30/20	32,570,243	30,346,950
	H-D Advanced Manufacturing Company(4)	06/30/15	First Lien Last Out Term Loan -13.80% inc PIK (LIBOR + 7.00%, 1.00% Floor, 5.80% PIK)	8.4%	110,785,456	06/30/20	109,043,607	80,873,383

				11.6%	143,699,718		141,613,850	111,220,333

Information Technology Services
	ENA Holding Corporation(8)	05/06/16	First Lien Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	3.3%	31,628,680	05/06/21	31,154,835	31,660,309

				3.3%	31,628,680		31,154,835	31,660,309

Metals & Mining
	Pace Industries, Inc.	06/30/15	Senior Secured Notes - 9.25% (LIBOR + 8.25%, 1.00% Floor)	9.0%	88,875,000	06/30/20	87,943,929	86,742,000

				9.0%	88,875,000		87,943,929	86,742,000

Pharmaceuticals
	Noramco, LLC(4)	07/01/16	Senior Term Loan - 9.00% (LIBOR + 8.00%, 1.00% Floor)	6.4%	61,177,080	07/01/21	60,751,282	61,972,382

				6.4%	61,177,080		60,751,282	61,972,382

Road & Rail
	Total Military Management, Inc.(4)	04/14/15	Second Out Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	8.4%	81,523,810	10/14/20	80,216,095	81,279,238

				8.4%	81,523,810		80,216,095	81,279,238

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Software
	Quicken Parent Corp.(9)	04/01/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.6%	$24,710,625	04/01/21	$24,542,712	$25,031,863
	Sierra Private Holdings II Ltd.(6)(10)	08/19/16	UK Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.9%	27,477,510	08/19/22	26,785,778	27,559,943
	Xura, Inc. - US(6)(11)	08/19/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	4.3%	41,216,265	08/19/22	40,178,666	41,339,914

				9.8%	93,404,400		91,507,156	93,931,720

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 10.00% (LIBOR + 9.00%, 0.50% Floor)	2.9%	28,413,000	01/28/21	28,008,033	27,702,675
	Frontier Spinning Mills, Inc.(4)	05/19/15	Last Out Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	1.1%	13,611,553	04/30/20	13,522,149	10,807,573

				4.0%	42,024,553		41,530,182	38,510,248

					Shares		Cost
	Equity
	Verus Financial, LLC(12)	05/20/16	Common Stock	0.9%	8,750		8,368,247	8,626,399

	Total Non-Controlled/Non-Affiliated Investments*			112.5%			$1,104,982,797	$1,083,226,068

	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(6)(13)	06/05/15	Preferred membership interests	25.7%	227,896		$227,895,573	$247,164,240
			Common membership interests	0.0%	800		-	-

	Total Controlled/Affiliated Investments			25.7%			$227,895,573	$247,164,240

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			20.4%	197,000,436		$197,000,436	$197,000,436

	Total Investments 158.6%						$1,529,878,806	$1,527,390,744

	Net unrealized appreciation on unfunded commitments (0.0%)							$376,683

	Liabilities in Excess of Other Assets (58.6%)							$(564,663,883)

	Net Assets 100.0%							$963,103,544

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

*	The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(1)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $16,371,429, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of October 11, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $180,086 as of December 31, 2016.
(2)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $13,075,781, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of December 15, 2021. This investment is accruing an unused commitment fee of 0.38% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(26,152) as of December 31, 2016.
(3)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,428,571, at an interest rate of LIBOR plus 7.25%, with a LIBOR Floor of 1.00%, and a maturity of November 09, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $57,857 as of December 31, 2016.
(4)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(5)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,756,757, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.25%, and a maturity of August 03, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $89,054 as of December 31, 2016.
(6)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets.
(7)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $10,291,552, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 26, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $61,749 as of December 31, 2016.
(8)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $4,804,290, at an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 06, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $4,804 as of December 31, 2016.
(9)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,725,000, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of April 01, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $22,425 as of December 31, 2016.
(10)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $2,013,624, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $6,041 as of December 31, 2016.
(11)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $3,020,436, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $9,061 as of December 31, 2016.
(12)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(13)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.6%
Mexico	2.6%
United Kingdom	1.8%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30, 2017 (unaudited)	As of December 31, 2016
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $1,160,041 and $1,104,983, respectively)	$1,144,097	$1,083,226
Controlled affiliated investments (cost of $239,554 and $227,896, respectively)	263,974	247,164
Cash and cash equivalents	32,314	214,913
Interest receivable	10,148	9,738
Deferred financing costs	9,662	1,972
Receivable from Investment Adviser	—	578
Unrealized appreciation on unfunded commitments	—	403
Prepaid and other assets	—	107

Total Assets	$1,460,195	$1,558,101

Liabilities
Credit facility payable	$427,000	$590,000
Interest and credit facility expense payable	382	260
Unrealized depreciation on unfunded commitments	356	26
Directors’ fees payable	174	3
Distribution due to Member	25	—
Payable for investments purchased	—	3,840
Other accrued expenses and other liabilities	686	868

Total Liabilities	$428,623	$594,997

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(558,125)	(920,589)
Common Unitholders’ return of capital	(394,424)	(102,960)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,596)	(9,596)

Common Unitholders’ capital	1,050,472	979,472
Accumulated net realized loss	(12,487)	(13,710)
Accumulated net investment loss	(14,533)	(546)
Net unrealized depreciation on investments	8,120	(2,112)

Total Members’ Capital	$1,031,572	$963,104

Total Liabilities and Members’ Capital	$1,460,195	$1,558,101

Net Asset Value Per Unit (accrual base) (Note 9)	$78.95	$93.55

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income from non-controlled/non-affiliated investments	$32,408	$24,468	$90,514	$67,121
Interest income from non-controlled/non-affiliated investments paid-in-kind	1,047	1,793	6,220	1,793
Dividend income from controlled affiliated investments	—	4,394	14,450	9,357
Other fee income	—	—	—	652

Total investment income	33,455	30,655	111,184	78,923

Expenses:
Management fees	7,375	7,551	22,476	22,652
Interest and credit facility expenses	5,150	4,001	14,334	9,977
Administrative fees	313	295	945	808
Professional fees	307	365	801	754
Directors’ fees	73	72	227	216
Other expenses	138	94	388	292

Total expenses	13,356	12,378	39,171	34,699

Net investment income	$20,099	$18,277	$72,013	$44,224

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non- affiliated investments	$458	$195	$1,223	$313
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	15,866	(1,075)	5,080	(16,482)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	8,170	3,285	5,152	11,799

Net realized and unrealized gain (loss) on investments	$24,494	$2,405	$11,455	$(4,370)

Net increase in Members’ Capital from operations	$44,593	$20,682	$83,468	$39,854

Basic and diluted:
Income per unit	$2.21	$1.03	$4.15	$1.98

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	$72,013	$44,224
Net realized gain on investments	1,223	313
Net change in unrealized appreciation/depreciation on investments	10,232	(4,683)

Net Increase in Members’ Capital from Operations	83,468	39,854

Distributions to Members’ from:
Net investment income	(86,000)	—
Return of capital	(291,464)	(178,435)
Return of unused capital	(250,000)	—

Total Distributions to Members’	(627,464)	(178,435)

Increase in Members’ Capital Resulting from Capital Activity
Contributions	612,464	428,435

Total Increase in Members’ Capital Resulting from Capital Activity	612,464	428,435

Total Increase in Members’ Capital	68,468	289,854

Members’ Capital, beginning of period	963,104	651,303

Members’ Capital, end of period	$1,031,572	$941,157

Accumulated net investment gain(loss)	$(14,533)	$43,633

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$83,468	$39,854
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(426,022)	(806,276)
Interest income paid in-kind	(6,220)	(1,793)
Proceeds from sales and paydowns of investments	372,228	321,331
Net realized gain on investments	(1,223)	(313)
Change in net unrealized appreciation/depreciation on investments	(10,232)	4,683
Amortization of premium and accretion of discount, net	(5,479)	(3,665)
Amortization of deferred financing costs	2,442	1,715
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(410)	(5,064)
(Increase) decrease in receivable from Investment Adviser	578	—
(Increase) decrease in receivable for investments sold	—	27,098
(Increase) decrease in prepaid and other assets	107	(59)
Increase (decrease) in investments purchased payable	(3,840)	12,106
Increase (decrease) in interest and credit facility expense payable	122	(356)
Increase (decrease) in directors’ fees payable	171	174
Increase (decrease) in management fees payable	—	(27,737)
Increase (decrease) in other accrued expenses and liabilities	(182)	353

Net cash provided by (used in) operating activities	$5,508	$(437,949)

Cash Flows from Financing Activities
Contributions from Members	$425,000	$250,000
Unused contributions returned to Members	(250,000)	—
Distributions to Members	(190,000)	—
Distribution due to Member	25	—
Capital call due from Members, net	—	933
Deferred financing costs paid	(10,132)	—
Proceeds from credit facility	349,696	906,000
Repayments of credit facility	(512,696)	(662,976)

Net cash (used in) provided by financing activities	$(188,107)	$493,957

Net (decrease) increase in cash and cash equivalents	$(182,599)	$56,008
Cash and cash equivalents, beginning of period	$214,913	$180,436

Cash and cash equivalents, end of period	$32,314	$236,444

Supplemental and non-cash financing activities
Interest expense paid	$9,691	$7,542
Deemed purchase and return of capital from Investment Funds & Vehicles	$—	$26,068
Deemed distribution/re-contribution from Members’ (Note 9)	$187,464	$178,435
Distribution due to Member	$25	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

September 30, 2017

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

Throughout 2017, the Company formed several Delaware limited liability companies, all of which have a single member interest owned by the Company.

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

Commitment Period: The Commitment Period commenced on September 19, 2014 (the “Initial Closing Date”) and ended on September 19, 2017, the third anniversary of the Initial Closing Date. In accordance with the Company’s Limited Liability Company Agreement, the Company may complete investment transactions that were significantly in process as of the end of the Commitment Period and which the Company reasonably expects to be consummated prior to 90 days subsequent to the expiration date of the Commitment Period. The Company may also effect follow-on investments up to an aggregate maximum of 10% of Capital Commitments (as defined below), provided that any such follow-on investment to be made after the third anniversary of the expiration of the Commitment Period shall require the prior consent of a majority in interest of the Common Unitholders.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

1. Organization and Basis of Presentation (continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2017 aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2017 was $100,875.

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

Reclassifications: Certain prior period amounts in the Consolidated Statements of Assets and Liabilities relating to net unrealized appreciation/depreciation on unfunded commitments have been reclassified to separately present gross balances of net unrealized appreciation and net unrealized depreciation on unfunded commitments. These reclassifications have been made to conform to the current period presentation. Certain prior period amounts in the Consolidated Statements of Operations relating to interest income paid-in-kind (“PIK”) have been reclassified out of interest income to disclose PIK interest income separately, in accordance with updated Regulation S-X. These reclassifications have been made to conform to the current period presentation.

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

September 30, 2017

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At September 30, 2017 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

September 30, 2017

2. Significant Accounting Policies (continued)

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

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended existing rules (together, the “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies and BDCs. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017, and the Company has implemented the applicable requirements into this report, namely the separate disclosure of PIK interest income on the Consolidated Statements of Operations and disclosure of realized gains/(losses) on controlled affiliated investments.

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

September 30, 2017

3. Investment Valuations and Fair Value Measurements (continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2017:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$1,135,611	$—	$1,135,611
Equity	—	—	8,486	—	8,486
Investment Funds & Vehicles (1)	—	—	—	263,974	263,974
Cash equivalents	1,626	—	—	—	1,626

Total Assets	$1,626	$—	$1,144,097	$263,974	$1,409,697

(1)	Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

3. Investment Valuations and Fair Value Measurements (continued)

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2017:

	Debt	Equity	Total
Balance, July 1, 2017	$1,169,608	$7,998	$1,177,606
Purchases*	132,490	—	132,490
Sales and paydowns of investments	(184,735)	(76)	(184,811)
Accretion of original issue discounts	2,702	—	2,702
Net realized gains	458	—	458
Net change in unrealized appreciation/depreciation	15,088	564	15,652

Balance, September 30, 2017	$1,135,611	$8,486	$1,144,097

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2017	$15,154	$564	$15,718

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2017	$1,074,600	$8,626	$1,083,226
Purchases*	356,584	—	356,584
Sales and paydowns of investments	(307,917)	(311)	(308,228)
Accretion of original issue discounts	5,479	—	5,479
Net realized gains	1,223	—	1,223
Net change in unrealized appreciation/depreciation	5,642	171	5,813

Balance, September 30, 2017	$1,135,611	$8,486	$1,144,097

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2017	$5,723	$171	$5,894

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

3. Investment Valuations and Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2016:

	Debt	Equity	Total
Balance, July 1, 2016	$891,792	$8,507	$900,299
Purchases*	159,028	—	159,028
Sales and paydowns of investments	(78,855)	—	(78,855)
Accretion of original issue discounts	1,233	—	1,233
Net realized gains	195	—	195
Net change in unrealized appreciation/depreciation	(306)	(736)	(1,042)

Balance, September 30, 2016	$973,087	$7,771	$980,858

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2016	$346	$(736)	$(390)

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2016	$586,626	$—	$586,626
Purchases*	613,076	8,750	621,826
Sales and paydowns of investments	(214,981)	(243)	(215,224)
Accretion of original issue discounts	3,665	—	3,665
Net realized gains	313	—	313
Net change in unrealized appreciation/depreciation	(15,612)	(736)	(16,348)

Balance, September 30, 2016	$973,087	$7,771	$980,858

Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2016	$(14,518)	$(736)	$(15,254)

*	Includes payments received in-kind

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three and nine months ended September 30, 2017 and 2016, the Company did not have any transfers between levels.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

3. Investment Valuations and Fair Value Measurements (continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2017.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$769,618	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	7.3% - 21.7% B+ to CCC-	10.8% N/A	Decrease Increase
Debt	$253,306	Income Method	Shadow Credit Rating	BB- to CCC	N/A	Increase
Debt	$105,619	Income/Market/ Waterfall Method	Weighted Average Cost of Capital Shadow Credit Rating EBITDA Multiple	17.6% - 22.4% CCC to CCC 8.5x to 9.5x	20.0% N/A N/A	Decrease Increase Increase
Debt	$7,068	Income/Market/ Waterfall Method	Weighted Average Cost of Capital Shadow Credit Rating EBITDA Multiple Revenue Multiple	22.0% - 27.0% CCC- to CC 6.5x to 7.5x 0.2x to 0.3x	24.5% N/A N/A N/A	Decrease Increase Increase Increase
Equity	$8,486	Market Method	EBITDA Multiple	10.8x to 11.8x	N/A	Increase

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

Unless noted, the Company is utilizing the midpoint of a valuation range provided by an external, independent valuation firm. Based on its review of the external, independent valuation firm’s range and related documentation, the Adviser documents the valuation recommendations. The Adviser discusses its valuation recommendation with the Company’s audit committee, based on / along with the independent valuation report. After the Company’s audit committee reviews the valuation recommendations, the Board discusses the portfolio company and investment valuations with the Adviser and determines the fair value of these investments in good faith. The Board may approve a value other than the midpoint if it believes that is the fair value.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

3. Investment Valuations and Fair Value Measurements (continued)

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

For the three and nine months ended September 30, 2017, Management Fees incurred amounted to $7,375 (net of $175 of fee income as described below in Transaction and Offset Fees) and $22,476, respectively, of which $0 remained payable at September 30, 2017. For the three and nine months ended September 30, 2016, Management Fees incurred amounted to $7,551 (net of $175 in fee income) and $22,652, respectively, of which $0 remained payable at September 30, 2016.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

4. Agreements and Related Party Transactions (continued)

Since inception of the Company, the Adviser was paid $827 in such fees, of which $175 was paid during the three months ended September 30, 2017. In accordance with the limited liability company agreement, $175 was applied towards management fees for the three months ended September 30, 2017 and $652 had been recorded as fee income during the year ended December 31, 2016.

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

For the three and nine months ended September 30, 2017 and 2016, no Incentive Fees were incurred.

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

The Company, and indirectly the Unitholders, will bear (including by reimbursing the Adviser or Administrator) all other costs and expenses of its operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of the Company’s counsel and accounting fees. However, the Company will not bear (a) more than an amount equal to 10 basis points of the aggregate capital commitments of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of the aggregate Commitments of the Company per annum (pro-rated for partial years) for its costs and expenses other than ordinary operating expenses (“Company Expenses”), including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser. All expenses that the Company

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

4. Agreements and Related Party Transactions (continued)

will not bear will be borne by the Adviser or its affiliates. Notwithstanding the foregoing, the cap on Company Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts payable in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to the liquidation of the Company, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments).

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

The Company’s investments in affiliated investments for the nine months ended September 30, 2017 were as follows:

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of September 30, 2017	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$5,152	$263,974	$14,450

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$5,152	$263,974	$14,450

The Company’s investments in affiliated investments for the year ended December 31, 2016 were as follows:

	Fair Value as of January 1, 2016	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

The Company had no realized gains or losses on controlled affiliated investments during the three and nine-months ended September 30, 2017 and 2016.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gain/(loss) by investment as of September 30, 2017 and December 31, 2016:

		September 30, 2017		December 31, 2016
Unfunded Commitments	Maturity/Expiration	Amount	Unrealized (Losses) (1)	Amount	Unrealized Gains(Losses)
ASC Acquisition Holdings LLC	December 2018	$11,208	$(157)	$13,076	$(26)
ENA Holdings Corporation	May 2021	4,804	—	4,804	5
FSQR, LLC	December 2018	4,485	(27)	N/A	N/A
Help At Home, Inc.	August 2020	6,757	—	6,757	61
OTG Management LLC	February 2018	4,117	(45)	10,291	62
Patriot National, Inc.	November 2021	N/A	N/A	6,429	58
Quantum Corporation	November 2017	16,371	(16)	16,371	180
Quicken Parent Corp.	April 2021	863	(15)	1,725	22
School Specialty, Inc.	April 2019	6,450	(45)	N/A	N/A
Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.)	August 2022	N/A	N/A	2,014	6
Mavenir, Inc. (fka Xura, Inc.)	August 2022	N/A	N/A	3,020	9
Vertellus Performance Chemicals LLC	September 2019	4,218	(51)	N/A	N/A

Total Unfunded Commitments		$59,273	$(356)	$64,487	$377

(1)	As of January 1, 2017, the Company changed its valuation policy to cap fair values of unfunded commitments at par, thereby eliminating unrealized gains on unfunded commitments.

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2017, the Company’s unfunded commitment to Strategic Ventures is $241,246.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2017, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and nine months ended September 30, 2017 and 2016, the Company did not sell or issue any Common Units. The activity for the three and nine months ended September 30, 2017 and 2016 is a follows:

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

6. Members’ Capital (continued)

For the three and nine months ended September 30, 2017, the Company processed $0 and $187,464, respectively, of deemed distributions and re-contributions. For the three and nine months ended September 30, 2016, the Company processed $34,202 and $178,435, respectively, of deemed distributions and re-contributions.

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2017, the Company was in compliance with such covenants.

As of September 30, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $690 million. As of December 31, 2016, the Available Commitment was $622 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members. As of September 30, 2017 and December 31, 2016, the amounts outstanding under the Credit Facility were $427 million and $590 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2017 and December 31, 2016, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred financing costs of $10,133 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of September 30, 2017 and December 31, 2016, $9,662 and $1,972, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Credit facility interest expense	$3,829	$3,301	$9,653	$7,558
Undrawn commitment fees	339	105	2,188	647
Administrative fees	18	19	51	57
Amortization of deferred financing costs	964	576	2,442	1,715

Total	$5,150	$4,001	$14,334	$9,977

Weighted average interest rate	3.63%	3.83%	3.16%	2.21%
Average outstanding balance	418,174	294,409	408,571	457,747

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

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

As of September 30, 2017 and December 31, 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2017	December 31, 2016
Cost of investments for federal income tax purposes	$1,399,595	$1,346,589
Unrealized appreciation	$34,542	$32,909
Unrealized depreciation	$26,066	$49,108
Net unrealized depreciation on investments	$8,476	$16,199

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2017 and 2016 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Nine Months Ended September 30,
	2017	2016
Net Asset Value Per Unit (accrual base), Beginning of Period	$93.55	$99.35
Income from Investment Operations:
Net investment income (1)	3.58	2.20
Net realized and unrealized loss	0.57	(0.23)

Total from investment operations	4.15	1.97
Less Distributions:
From net investment income	(4.27)	0.00
Return of capital	(14.48)	(8.86)

Total distributions (2)	(18.75)	(8.86)

Net Asset Value Per Unit (accrual base), End of Period	$78.95	$92.46

Common Unitholder Total Return(3)(4)	7.5%	5.8%

Common Unitholder IRR(5)	6.8%	3.1%

Ratios and Supplemental Data
Members’ Capital, end of period	$1,031,572	$941,157
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Member’s Capital:
Ratio of total expenses to average net assets(6)	4.50%	6.47%
Ratio of net expenses to average net assets(6)	4.50%	6.47%
Ratio of financing cost to average net assets(4)	1.23%	1.39%
Ratio of net investment income before expense recapture to average net assets(6)	8.28%	8.24%
Ratio of net investment income to average net assets(6)	8.28%	8.24%
Credit facility payable	427,000	572,024
Asset coverage ratio	3.4	2.6
Portfolio turnover rate(4)	26.0%	30.0%

(1)	Per unit data was calculated using the number of common units issued and outstanding as of September 30, 2017 and 2016.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)	The Total Return for the nine months ended September 30, 2017 and 2016 were calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.
(4)	Not annualized.
(5)	The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 6.8% through September 30, 2017. The IRR is computed based on cash flow due dates contained in notices to Member’s (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)	Annualized except for organizational costs.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

September 30, 2017

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Direct Lending LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to include TCW Direct Lending LLC and where appropriate in the context, its wholly-owned subsidiaries.

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

Throughout 2017, the Company formed several Delaware limited liability companies, all of which have a single member interest owned by the Company.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with payment-in-kind (“PIK”) interest features although, we may have investments with PIK interest features in limited circumstances. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Investment Activity

Based on fair value as of September 30, 2017, our non-controlled/non-affiliated portfolio consisted of 27 debt investments and one equity investment. Of these investments, 99.3% were debt investments which were primarily first lien, senior secured term loans and 0.7% was common stock. Based on fair value as of December 31, 2016, our non-controlled/non-affiliated portfolio consisted of 23 debt investments and one equity investment. Of these investments, 99.2% were debt investments which were primarily senior secured, first lien or term loans and 0.8% was common stock.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of September 30, 2017:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	12%
Industrial Conglomerates	12%
Food Products	11%
Software	10%
Metals & Mining	7%
Diversified Financial Services	6%
Auto Components	5%
Pharmaceuticals	5%
Chemicals	5%
Commercial Services & Supplies	4%
Health Care Providers & Services	4%
Technologies Hardware, Storage and Peripherals	4%
Textiles, Apparel & Luxury Goods	3%
Distributors	3%
Information Technology Services	2%
Household Durables	2%
Diversified Consumer Services	2%
Construction & Engineering	1%
Internet & Direct Marketing Retail	1%
Diversified Telecommunication Services	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind was $33.5 million and $26.3 million for the three months ended September 30, 2017 and 2016, respectively. Interest income from non-controlled/non-affiliated investments was $96.7 million and $68.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2017	2016
Total investment income	$33,455	$30,655
Total expenses	13,356	12,378

Net investment income	20,099	18,277
Net realized gain on non-controlled/non-affiliated investments	458	195
Net change in unrealized appreciation/depreciation on non-controlled/ non-affiliated investments	15,866	(1,075)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	8,170	3,285

Net increase in Members’ Capital from operations	$44,593	$20,682

	Nine Months Ended September 30,
	2017	2016
Total investment income	$111,184	$78,923
Total expenses	39,171	34,699

Net investment income	72,013	44,224
Net realized gain on non-controlled/non-affiliated investments	1,223	313
Net change in unrealized appreciation/depreciation on non-controlled/ non-affiliated investments	5,080	(16,482)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	5,152	11,799

Net increase in Members’ Capital from operations	$83,468	$39,854

Total investment income

Total investment income for the three months ended September 30, 2017 and 2016 was $33.5 million and $30.7 million, respectively, and included interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments of $33.5 million and $26.3 million, respectively, as well as dividend income of $0.0 million and $4.4 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015. The decrease in dividend income during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is due to additional distributions made by TCW Strategic Ventures during the second quarter of 2017, as opposed to making such distribution during the third quarter of 2017. During the three months ended June 30, 2017, dividend income from TCW Strategic Ventures was $9.6 million, compared to $3.3 million during the three months ended June 30, 2016.

Total investment income for the nine months ended September 30, 2017 and 2016 was $111.2 million and $78.9 million, respectively, and included interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments of $96.7 million and $68.9 million, respectively, as well as dividend income of $14.5 million and $9.4 million, respectively, from TCW Strategic Ventures. The increase in dividend income during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily attributable to the increase in TCW Strategic Ventures’ portfolio as of September 30, 2017 compared to September 30, 2016.

Net investment income

Our net investment income for the three months ended September 30, 2017 and 2016 was $20.1 million and $18.3 million, respectively. Our net investment income for the nine months ended September 30, 2017 and 2016 was $72.0 million and $44.2 million, respectively. The increase in net investment income for the three and nine months ended September 30, 2017 compared to the comparable periods in the prior year is primarily attributable to the increase in the number of debt investments as of September 30, 2017 (27 debt investments) compared to September 30, 2016 (19 debt investments).

Operating expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016
Expenses
Management fees	$7,375	$7,551
Interest and credit facility expenses	5,150	4,001
Administrative fees	313	295
Professional fees	307	365
Directors’ fees	73	72
Other expenses	138	94

Total expenses	$13,356	$12,378

	For the nine months ended September 30,
	2017	2016
Expenses
Management fees	$22,476	$22,652
Interest and credit facility expenses	14,334	9,977
Administrative fees	945	808
Professional fees	801	754
Directors’ fees	227	216
Other expenses	388	292

Total expenses	$39,171	$34,699

Our total operating expenses were $13.4 million and $12.4 million for the three months ended September 30, 2017 and 2016, respectively. Our operating expenses include management fees attributed to the Adviser of $7.4 million and $7.6 million for the three months ended September 30, 2017 and 2016, respectively. Management fees decreased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to $0.2 million of fee income paid to the Adviser which has been offset against management fees, in accordance with our Advisory Agreement. Interest and credit facility expenses increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the increase in our credit facility’s interest rate, which took effect on April 10, 2017. The remaining operating expenses primarily increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to increase in our investment portfolio.

For the nine months ended September 30, 2017 and 2016, our total operating expenses were $39.2 million and $34.7 million, respectively. Our total operating expenses included management fees attributed to the Adviser of $22.5 million and $22.7 million for the nine months ended September 30, 2017 and 2016, respectively. Operating expenses in all categories except for management fees increased during the nine months ended September 30, 2017 versus the nine months ended September 30, 2016 primarily due to increase in our investment portfolio as well as the increase in our credit facility’s interest rate during the period. Management fees decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the $0.2 million of fee income that has been offset against management fees.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended September 30, 2017 and 2016 were $0.5 million and $0.2 million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the three months ended September 30, 2017 was primarily attributable to the realization of gains related to our term loans to Robertshaw US Holding Corp. and AmeriQual Group, LLC. Our net realized gain on non-controlled/non-affiliated investments for the three months ended September 30, 2016 was primarily due to the realization of gains related to our term loan to Harvest Hill Beverage Company.

Our net realized gain on non-controlled/non-affiliated investments for the nine months ended September 30, 2017 and 2016 were $1.2 million and $0.3 million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the nine months ended September 30, 2017 was primarily due to the realization of gains related to our term loans to Robertshaw US Holding Corp., Challenge Manufacturing Company LLC, AmeriQual Group, LLC and Harvest Hill Beverage Company. Our net realized gain on non-controlled/non-affiliated investments during the nine months ended September 30, 2016 was primarily due to the realization of gains related to our term loan to ENA Holding Corporation.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended September 30, 2017 and 2016 were $15.9 million and ($1.1) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2017 was primarily due to our term loan to H-D Advanced Manufacturing which recorded a net increase in fair value of $22.9 million, offset by our term loans to Patriot National, Inc., and Frontier Spinning Mills, Inc., which collectively recorded decreases in fair value of $4.9 million, $1.1 million in reversals of previously recorded unrealized appreciation on our term loan to Total Military Management, Inc., and other mark to market adjustments resulting from market yield spreads during the period. Our net change in unrealized appreciation/ depreciation for the three months ended September 30, 2016 was primarily attributable to our equity investment in Verus Financial, LLC which recorded a decrease of $0.7 million during the three months ended September 30, 2016.

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the nine months ended September 30, 2017 and 2016 were $5.1 million and ($16.5) million, respectively. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2017 was primarily due to our term loan to H-D Advanced Manufacturing which recorded a net increase in fair value of $22.4 million, offset by our term loans to Patriot National, Inc., Frontier Spinning Mills, Inc., Cedar Electronics Holdings, Corp, and Pace Industries, Inc., which collectively recorded decreases in fair value of $12.2 million, $1.1 million in reversals of previously recorded unrealized appreciation on our term loan to Total Military Management, Inc., and other mark to market adjustments resulting from market yield spreads during the period. Our net change in unrealized appreciation/ depreciation for the nine months ended September 30, 2016 was primarily attributable to our investment in H-D Advanced Manufacturing and Frontier Spinning Mills, Inc. which recorded decreases of $18.4 million and $2.0 million, respectively, in fair value for the nine months ended September 30, 2016. Our remaining investments recorded unrealized appreciation of $2.0 million.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments were $8.2 million and $3.3 million for the three months ended September 30, 2017 and 2016, respectively. Our net change in unrealized appreciation/depreciation on controlled/affiliated investments were $5.2 million and $11.8 million for the nine months ended September 30, 2017 and 2016, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three and nine months ended September 30, 2017 and 2016 is primarily attributable to undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the nine months ended September 30, 2017 and 2016 was $44.6 million and $20.7 million, respectively. The increase during the nine months ended September 30, 2017 is primarily attributable to higher investment income from a larger investment portfolio, compared to the nine months ended September 30, 2016.

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

The Company’s investments in controlled affiliated investments for the nine months ended September 30, 2017 and year ended December 31, 2016 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of September 30, 2017	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$5,152	$263,974	$14,450

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$5,152	$263,974	$14,450

	Fair Value as of January 1, 2016	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

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

As of September 30, 2017 and December 31, 2016, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	September 30, 2017	December 31, 2016
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$558,125	$920,589
Percentage of commitments funded	72.3%	54.3%
Units	20,134,698	20,134,698

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

On April 10, 2017, we and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2017, we were in compliance with such covenants.

As of September 30, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $690 million. As of December 31, 2016, the Available Commitment was $622 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of our Members.

As of September 30, 2017 and December 31, 2016, the amounts outstanding under the Credit Facility were $427 million and $590 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2017 and December 31, 2016, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred financing costs of $10,133 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. These costs have been recorded as deferred financing costs on our Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of September 30, 2017 and December 31, 2016, $9,662 and $1,972, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2017 and 2016 is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Credit facility interest expense	$3,829	$3,301	$9,653	$7,558
Undrawn commitment fees	339	105	2,188	647
Administrative fees	18	19	51	57
Amortization of deferred financing costs	964	576	2,442	1,715

Total	$5,150	$4,001	$14,334	$9,977

Weighted average interest rate	3.63%	3.83%	3.16%	2.21%
Average outstanding balance	418,174	294,409	408,571	457,747

A summary of our contractual payment obligations as of September 30, 2017 and December 31, 2016 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Available Amount(1)	Borrowings Outstanding	Undrawn Amount
Total Debt Obligations – September 30, 2017	$750,000	$690,000	$427,000	$263,000
Total Debt Obligations – December 31, 2016	$750,000	$622,000	$590,000	$32,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gains/(losses) as of September 30, 2017 and December 31, 2016 by investment type (dollar amounts in thousands):

		September 30, 2017		December 31, 2016
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized (Losses) (1)	Amount	Unrealized Gains(Losses)
ASC Acquisition Holdings LLC	December 2018	$11,208	$(157)	$13,076	$(26)
ENA Holdings Corporation	May 2021	4,804	—	4,804	5
FSQR, LLC	December 2018	4,485	(27)	N/A	N/A
Help At Home, Inc.	August 2020	6,757	—	6,757	61
OTG Management LLC	February 2018	4,117	(45)	10,291	62
Patriot National, Inc.	November 2021	N/A	N/A	6,429	58
Quantum Corporation	November 2017	16,371	(16)	16,371	180
Quicken Parent Corp.	April 2021	863	(15)	1,725	22
School Specialty, Inc.	April 2019	6,450	(45)	N/A	N/A
Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.)	August 2022	N/A	N/A	2,014	6
Mavenir, Inc. (fka Xura, Inc.)	August 2022	N/A	N/A	3,020	9
Vertellus Performance Chemicals LLC	September 2019	4,218	(51)	N/A	N/A

Total Unfunded Commitments		$59,273	$(356)	$64,487	$377

(1)	As of January 1, 2017, the Company changed its valuation policy to cap fair values of unfunded commitments at par, thereby eliminating unrealized gains on unfunded commitments.

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of September 30, 2017 and December 31, 2016, the Company’s unfunded commitment to TCW Strategic Ventures was $241.2 million and $252.9 million, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At September 30, 2017, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2017, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 8.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2017 consolidated balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$42,004	$12,988	$29,016
Up 200 basis points	28,204	8,659	19,545
Up 100 basis points	14,404	4,329	10,075
Down 100 basis points	(7)	(4,483)	4,476
Down 200+ basis points	(7)	(5,486)	5,479

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the nine months end September 30, 2017 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 7, 2017	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 7, 2017	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer