Form 10-K
period 2017-12-31
TCW Direct Lending LLC
filed 2018-03-22
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

The number of the Registrant’s common units outstanding at March 22, 2018 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

ii

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

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team (the “Direct Lending Team”) of the Adviser, a group of investment professionals that will use the same investment strategy employed by the Direct Lending Team over the past 17 years.

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

The issuers in which we invest are typically highly leveraged, and, in most cases, these investments will not be rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

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

Because we are a RIC under the Code, our portfolio is subject to diversification and other requirements. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest. In addition to those diversification requirements, we will not invest more than 10% of investors’ aggregate capital commitments to us through the Common Units (the “Commitments”) in any single portfolio company.

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

Throughout 2017, we formed several Delaware limited liability companies, all of which have a single member interest owned by us.

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

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the “SEC”) under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $204.6 billion of assets as of December 31, 2017. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with us and its four predecessor funds, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Direct Lending Team. The Direct Lending Team joined the TCW Group in December 2012. The Direct Lending Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. TCW Direct Lending LLC is the Direct Lending Team’s sixth fund. The Direct Lending Team is led by Richard Miller and currently includes a group of dedicated investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

Active Monitoring

The Adviser’s investment professionals actively monitor and manage our investment portfolio by thoroughly and continuously analyzing all outstanding investments. Specifically, the investment professionals monitor each portfolio company’s compliance with the terms and conditions of its financing agreement, including reporting requirements and financial covenants. The reported information is gathered, analyzed and used to measure the portfolio company’s performance and potential impact on the investment. The investment professionals also maintain ongoing contact with each portfolio company’s management in order to understand and anticipate opportunities and issues. Interaction with management may range from regular discussions of financial results, site visits, periodic company and industry reviews to daily liquidity monitoring. If the portfolio company violates any of the terms, conditions or covenants of the financing agreement or other investment documentation, we typically will be in a position to take action to attempt to protect the investment and influence the actions of the portfolio company, if necessary.

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

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as part of a total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we invest primarily in U.S. companies, there may be certain instances where we will invest in companies domiciled elsewhere.

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

Investments

Based on fair value as of December 31, 2017, our non-controlled/non-affiliated portfolio was comprised of 26 debt investments and three equity investments. Of these investments, 99.0% were debt investments which were primarily senior secured, first lien or term loans and 1.0% were equity comprised of common stock and warrants. As of December 31, 2016, our non-controlled/non-affiliated portfolio was comprised of 23 debt investments and one equity investment. Of these investments, 99.2% were debt investments which were primarily senior secured, first lien or term loans and 0.8% was common stock.

On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $259.7 million and $247.2 million as of December 31, 2017 and 2016, respectively.

For a further discussion of our investment activities and investment attributes as of December 31, 2017 and 2016, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 7, 2017 the Company’s Board of Directors (the “Board”) reapproved the Investment Advisory and Management Agreement (the “Advisory Agreement”) originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. The Company pays to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the period during which the Company’s limited liability company units (the “Common Units”) are being offered (the “Closing Period”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period is calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually issued. The actual payment of the Management Fee with respect to the Closing Period was made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company began on the initial closing date and ended on September 19, 2017, the earlier of (a) three years from the initial closing date and (b) the date on which the undrawn Commitment of each Common Unit has been reduced to zero. While the Management Fee will accrue from the initial closing date, the Adviser deferred payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by our investments.

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

Administration Agreement

On August 7, 2017, the Company’s Board reapproved the Administration Agreement with the Adviser, originally entered into on September 15, 2014, under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting securities of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Members to additional expenses.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which is referred to herein, collectively, as temporary investments, such that at least 70% of our assets are qualifying assets.

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

Risks Related to our Business and Structure

Lack of Operating History

We commenced investment operations in 2014 and have limited performance history. Past performance, including the past performance of the prior Special Situation Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

Experience Operating a BDC

The members of the Adviser have no prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques it previously employed in identifying and managing past investments. Accordingly, there can be no assurance that the Adviser will replicate the historical performance of other investment funds, accounts or investment vehicles with which it has been affiliated. As a result, our investment returns could be substantially lower than the returns achieved by such other investment funds, accounts or investment vehicles.

Dependence on the Key Personnel and Other Management

Members have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Direct Lending Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly-qualified professionals. The loss of services of the Adviser’s investment professionals could have an adverse effect on our business, financial condition and results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition and results of operations. In addition, we cannot assure you that the Adviser will remain the Company’s investment adviser or that the Company will continue to have access to its investment professionals or its information.

Reliance Upon Unaffiliated Co-Lender

In certain circumstances we may co-invest with an unaffiliated lender, who is sometimes responsible for performing some of the legal due diligence on the borrower and for negotiating some of the terms of the loan agreement that establishes the terms and conditions of the debt investment and the rights of the borrower and the lenders. In such circumstances, although we perform our own due diligence, we may rely in part on the quality of the due diligence performed by the co-lender and will be bound by the negotiated terms of the loan documentation. There can be no assurance that the unaffiliated co-lender has performed or will perform the same level of due diligence as we would perform or that the co-lender will negotiate terms that are consistent with the terms generally negotiated and obtained by us. If the unaffiliated co-lender is acting as collateral agent under the loan documentation and becomes insolvent, the assets securing the debt investment may be determined by a court or regulatory authority to be subject to the claims of the co-lender’s creditors. If that were to occur, we might incur delays and costs in realizing payment on the loan, or we might suffer a loss of principal and/or interest.

Reliance Upon Consultants

The Adviser may rely upon independent consultants in connection with its evaluation of proposed investments. However, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

Borrowing Money

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, we borrow from or may issue senior debt securities to banks, insurance companies and other lenders. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Common Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any Preferred Units that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ depends on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our existing credit facility imposes, and any debt facility into which we may enter in the future would likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, it is anticipated that any future credit facility would contain certain financial covenants, which may include requiring us to maintain a minimum amount of equity supporting the credit facility or comply with certain collateral quality and coverage tests. Failure to comply with these covenants could result in a default. In such a case, if we are unable to obtain a waiver of a default from the lenders, those lenders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

We cannot assure you that our future business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility or otherwise in an amount sufficient to enable us to repay future indebtedness or to fund any of our other liquidity needs. We may need to refinance all or a portion of our indebtedness before it matures or on maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions, such as selling assets. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to Members or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Effect of BDC and RIC Rules on Investment Strategy

Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to other types of investment vehicles. For example, under the 1940 Act, we are required as a BDC to invest at least 70% of our total assets in specified types of “qualifying assets,” primarily in private U.S. companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less. We may be precluded from investing in what the Adviser believes are attractive investments if the investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset. These rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

Furthermore, any failure to comply with the requirements imposed on us as a BDC by the 1940 Act could cause the SEC to bring an enforcement action against us or expose us to claims of private litigants. In addition, upon approval of a majority of our outstanding voting securities as required by the 1940 Act, we may elect to withdraw our status as a BDC. If we decide to withdraw our election or otherwise fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions, significantly decrease our operating flexibility and could significantly increase our cost of doing business. In addition, any such failure could cause an event of default under our then-outstanding indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

Regulations Governing our Operation as a BDC

We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In addition, our inability to satisfy this test could cause an event of default under our then-existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition and results of operations. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Members.

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

Failure to Qualify as a RIC

Although we have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs, we cannot assure you that we will be able to maintain RIC status. As a RIC, we generally do not pay U.S. federal corporate level income taxes on our income and net capital gains that we distribute to our Members on a timely basis.

We are also subject to U.S. federal corporate level income tax on any undistributed income or gains and may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

We will be subject to U.S. federal corporate-level income tax if we are unable to maintain our qualification as a RIC. To qualify as a RIC, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Members on an annual basis. Because we have incurred debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly, at times we would not have otherwise done so, to prevent the loss of such qualification as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements as we liquidate our portfolio since we will generally not be making additional investments (except for certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period). While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Members and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Members.

Conflicts of Interest

Conflicts of interest may exist from time to time between the Adviser and certain of its affiliates involved with us. For example, the terms of the Adviser’s management and incentive fees may create an incentive for the Adviser to approve and cause us to make more speculative investments than we would otherwise make in the absence of such fee structure.

The Direct Lending Team is separated from those partners and employees of the Adviser and its affiliates involved in the management of the investments of other funds, accounts and investment vehicles (the “Other Employees”) by an ethical wall, and accordingly, the Other Employees may be unable to make certain material information available to the Direct Lending Team. In addition, the Adviser’s other funds, accounts and investment vehicles may take positions in securities and/or issuers that are in a different part of the capital structure of an issuer or adverse to ours.

The members of the senior management and investment teams and the Investment Committee of the Adviser serve or may serve as officers, directors, principals or investment committee members of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or investment vehicles (including TCW Direct Lending VII LLC (“Fund VII”) managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of the Members. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between us and other investment funds, accounts or investment vehicles advised by principals of, or affiliated with, the Adviser.

We and the Adviser, have obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds, accounts and investment vehicles advised by the Adviser (including Fund VII) and certain affiliates of the Adviser (referred to as “potential co investment funds”) to engage in certain co investment transactions (the “Co-Investment Exemptive Order”). Under the Co-Investment Exemptive Order, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us, Fund VII and any other potential co-investment funds based on capital available for investment, which generally is determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. Since the Commitment Period ended in September 2017, we may not make new investments (other than certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period) and therefore would not expect to rely on the Co-Investment Exemptive Order except in connection with follow-on or significantly in-process investments. In situations where we cannot co-invest with other funds, accounts or investment vehicles managed by the Adviser or an affiliate of the Adviser due to the restrictions contained in the 1940 Act that are not addressed by the Co-Investment Exemptive Order or SEC guidance, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us, Fund VII and such other funds, accounts and investment vehicles on an alternating basis. There can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Effect of Fees and Expenses on Returns

We pay Management Fees and Incentive Fees to the Adviser and generally bear other Operating Expenses. Generally, other than the Incentive Fee, fees and expenses are paid regardless of whether we produce positive investment returns. The fees and expenses reduce the actual returns to Members, the distributions we make to Members, and the overall value of the Members’ investment. In addition, because the Management Fees payable by us to the Adviser following the Commitment Period are calculated based on the cost of our investment portfolio, including that portion of the investment cost funded with leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Common Units.

Economic Interest of the Adviser

Because the Adviser is compensated in part on a basis tied to our performance, the Adviser may have an incentive to make investments that are risky or speculative.

Resignation of the Adviser

The Adviser and the Administrator may resign at any time upon 60 days’ written notice under the terms of the Advisory Agreement and Administration Agreement, and the sub-administrator may resign upon 60 days’ written notice in certain situations under the terms of the sub-administration agreement, regardless of whether we have found replacements. If the Adviser, the Administrator or the sub-administrator resigns, we may not be able to find replacements or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser, the Administrator, the sub-administrator and their affiliates. Even if comparable service providers or individuals performing such services are retained, whether internal or external, their integration into the business and lack of familiarity with our investment objectives may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Any new advisory agreement also would be subject to approval by the Members.

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

Fluctuations in Quarterly Results

We could experience fluctuations in our quarterly financial results due to a number of factors, including the interest rates payable on the debt investments we make, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Information System Failures

Our business is dependent on our and third parties’ communications and information systems, including those of the Adviser, the Administrator, their affiliates and third parties. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers or as a result of a cyber-attack, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities or those of the Adviser, the Administrator, their affiliates or third parties may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and/or

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our business, financial condition and operating results and negatively affect our ability to make distributions to Members.

Cybersecurity Risks

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the Adviser’s or our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the Adviser’s or our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. We and the Adviser depend heavily on technology and computer systems in the course of our business functions. As these technologies have become more necessary for day-to-day operations, the risks posed to the Adviser’s and our information systems, both internal and those provided by third-party service providers, will also increase.

We and the Adviser have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Even if we protect our technological infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks and the adoption and maintenance of additional appropriate security measures. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in the Adviser’s or our respective vendors’ systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems we and the Adviser use. Privacy and information security legal and regulatory changes, and compliance with those changes, may also result in cost increases due to system changes and the need to develop new administrative processes.

Ineffective Internal Controls

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

Inability to Take Advantage of Investment Opportunities with Affiliated Funds or Investors

The 1940 Act limits our ability to engage in transactions with affiliated funds and investors. For example, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or controls us (such as the Adviser) or certain of that person’s affiliates (such as other investment funds managed by the Adviser), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act that are not addressed by the Co-Investment Exemptive Order or SEC guidance, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us, Fund VII and such other funds, accounts and investment vehicles on an alternating basis. There can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Wind Down

Since the Commitment Period ended in September 2017, we generally may not make new investments (other than certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period). As a result, during the remainder of our term, fewer investments will be available to generate cash flow, decreasing the amount of distributions. In addition, we will continue to incur expenses and other liabilities for the remainder of our term, which will reduce the amount ultimately available for distribution to Members. Amounts distributed to Members in connection with any dissolution and liquidation may be subject to clawback pursuant to the terms of the LLC Agreement.

Risks Related to Portfolio Company Investments

Portfolio Concentration

Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be adequately diversified. Aside from the diversification requirements that we will have to comply with as a RIC, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. In addition, since the Commitment Period ended in September 2017, we may not make new investments (other than certain follow-on investments or investments that were significantly in process prior to the end of the Commitment Period). As a result, our portfolio may become more concentrated as it begins to wind down under the terms of the LLC Agreement.

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

Use of Investment Vehicles

We have made indirect investments in portfolio companies through TCW Strategic Ventures. In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle like TCW Strategic Ventures (each, an “Investment Vehicle”) are similar to those associated with a direct investment in a portfolio company. While we analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we are nonetheless exposed to the creditworthiness of the Investment Vehicle like TCW Strategic Ventures. In the event of a bankruptcy proceeding against an Investment Vehicle, the risks outlined below under “—Insolvency Considerations with Respect to Portfolio Companies” will be applicable with equal effect. Additionally, in the case of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in an Investment Vehicle (i.e., our investment in an Investment Vehicle would be structurally subordinated to the other obligations of the portfolio company). To the extent that we have invested in an Investment Vehicle, we bear our ratable share of any such company’s expenses, including management and performance fees (if applicable). With respect to each of these investments, our Common Unitholders bear their share of the management fee and incentive fee due to the Adviser, as well as indirectly bear any management and performance fees and other expenses of any such investment funds.

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

We do not intend to engage in conduct that would give rise to a claim of Lender Liability or Equitable Subordination. However, as a BDC, we are obligated to offer managerial assistance to each of our portfolio companies. To the extent any of our portfolio companies elect to accept such offer to provide managerial assistance, that level of involvement with a portfolio company could strengthen a Lender Liability or Equitable Subordination claim against us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could arise as a result of any managerial assistance that we provide in order to fulfill our obligations as a BDC. Moreover, because of the nature of our investments, we may not always be the lead creditor, and security or other agents may act on behalf of the investors in a security owned by us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could also arise without our direct managerial or other involvement.

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

Non-U.S. Investment Risk

We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in the 1940 Act)). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by foreign governmental laws, rules and regulations, including exchange control regulations, expropriation or nationalization of a company’s assets, tax and bankruptcy related laws and policies restricting ownership of assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts.

Non-U.S. countries may impose withholding taxes, transfer taxes and value added taxes on income paid on the debt securities of issuers or gains from our investments in those countries.

Risks Related to Economic and Market Conditions

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

Risks Related to our Common Units

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

Obligations of Common Unitholders Relating to Credit Facilities

Under our current credit facility and any credit facility we may enter into in the future, we have granted, and may in the future grant, security over and may be required to transfer our right to drawdowns of capital from investors to our lenders or other creditors. Common Unitholders will be required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under our credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company.

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

The table below sets forth our consolidated selected financial data for the years ended December 31, 2017, 2016 and 2015 and the period from May 13, 2014 (Inception) to December 31, 2014. The selected consolidated income statement, balance sheet and other data for the years ended December 31, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,			Inception to December 31,
	2017	2016	2015	2014
	($ in thousands, except unit data)
Statement of Operations Data
Income
Total investment income	$151,429	$111,425	$31,421	$1,463

Expenses
Net expenses	47,354	46,222	44,360	5,102

Net investment income (loss)	104,075	65,203	(12,939)	(3,639)
Net realized gain (loss) on non-controlled/non-affiliated investments	(88)	519	2,350	129
Net realized gain distributions from controlled affiliated investments	1,432	—	—	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(1,979)	(17,114)	(6,453)	2,187
Net change in unrealized appreciation on controlled affiliated investments	876	13,193	6,075	—

Net increase (decrease) in Members’ Capital from operations	$104,316	$61,801	$(10,967)	$(1,323)

Income (Loss) per unit	$5.17	$3.07	$(0.58)	$(0.16)

	Year Ended December 31,
	2017	2016	2015	2014
	($ in thousands, except unit data)
Balance Sheet Data
Cash and cash equivalents	$209,784	$214,913	$180,436	$6,967
Non-controlled/non-affiliated investments	1,163,294	1,083,226	586,626	112,500
Controlled affiliated investments	259,698	247,164	206,635	—
Total assets	1,655,257	1,558,101	1,008,801	125,627
Total debt	378,000	590,000	329,000	55,000
Total liabilities	379,837	594,997	357,498	61,099
Total Members’ Capital	1,275,420	963,104	651,303	64,528

Net asset value per unit (accrual base), End of year/period	$78.70	$93.55	$99.35	$99.84

Other Data
Number of portfolio companies at year-end	26	23	11	2
Common Unitholder Total Return (1)	9.5%	8.3%	(3.3)%	(2.0)%
Weighted-average yield of debt and income producing securities (2)	10.5%	10.3%	9.5%	8.1%
Fair value of debt investments as a percentage of principal	96.5%	96.7%	97.9%	100. 0%

(1)	Common Unitholder Total Return for the periods ended December 31, 2017, 2016, 2015 and 2014 was calculated by taking the net income/(loss) of the Company for the period divided by the weighted average contributions from the members during the period. The return is net of management fees and expenses.
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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with payment-in-kind (“PIK”) interest features, although we may have investments with PIK interest features in limited circumstances. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), include common stock. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health, and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

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

Investment Activity

Based on fair value as of December 31, 2017, our non-controlled/non-affiliated portfolio consisted of 26 debt investments and three equity investments. Of these investments, 99.0% were debt investments which were primarily senior secured, first lien or term loans and 1.0% were equity comprised of common stock and warrants. Based on fair value as of December 31, 2016, our non-controlled/non-affiliated portfolio consisted of 23 debt investments and one equity investment. Of these investments, 99.2% were debt investments which were primarily senior secured, first lien or term loans and 0.8% was common stock.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of December 31, 2017:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	12%
Industrial Conglomerates	12%
Food Products	11%
Software	10%
Metals & Mining	8%
Technologies Hardware, Storage and Peripherals	6%
Diversified Financial Services	5%
Auto Components	5%
Pharmaceuticals	5%
Chemicals	4%
Commercial Services & Supplies	4%
Health Care Providers & Services	4%
Textiles, Apparel & Luxury Goods	3%
Distributors	3%
Information Technology Services	2%
Diversified Consumer Services	2%
Household Durables	1%
Construction & Engineering	1%
Internet & Direct Marketing Retail	1%
Diversified Telecommunication Services	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $128.8 million, $96.0 million and $30.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Results of Operations

Our operating results for the years ended December 31, 2017, 2016 and 2015 were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Total investment income	$151,429	$111,425	$31,421
Net expenses	47,354	46,222	44,360

Net investment income (loss)	104,075	65,203	(12,939)
Net realized gain (loss) on non-controlled/non-affiliated investments	(88)	519	2,350
Net realized gain distributions from controlled affiliated investments	1,432	—	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(1,979)	(17,114)	(6,453)
Net change in unrealized appreciation/depreciation on controlled affiliated investment	876	13,193	6,075

Net increase (decrease) in Members’ Capital from operations	$104,316	$61,801	$(10,967)

Total investment income

Total investment income for the years ended December 31, 2017, 2016 and 2015 was $151.4 million, $111.4 million and $31.4 million, respectively, and included interest income as well as interest income paid-in-kind from non-controlled/non-affiliated investments of $128.8 million, $96.0 million and $30.5 million, respectively, as well as dividend income of $22.6 million, $14.8 million and $0.9 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015.

Net investment income (loss)

Our net investment income (loss) for the years ended December 31, 2017, 2016 and 2015 was $104.1 million, $65.2 million and ($12.9) million, respectively. The increase in net investment income for the years ended December 31, 2017 and 2016 was primarily attributable to current operations and the increase in the number of debt investments year over year, in addition to a greater number of debt investments which earned interest income for the entire year. The net investment loss for the year-ended December 31, 2015 was primarily attributable to management fees charged on commitments from the Initial Closing Date and interest and credit facility fees which exceeded investment income as we increased investment operations throughout 2015.

Operating expenses for the years ended December 31, 2017, 2016 and 2015 were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Expenses
Management fees	$25,101	$30,202	$35,244
Interest and credit facility expenses	19,639	13,503	6,717
Professional fees	1,921	1,581	742
Administrative fees	1,258	1,104	684
Directors’ fees	298	290	289
Other expenses	404	377	372

Total expenses	$48,621	$47,057	$44,048

Expenses recaptured/(reimbursed) by the Investment Adviser	(1,267)	(835)	312

Net expenses	$47,354	$46,222	$44,360

Our total operating expenses were $48.6 million, $47.1 million and $44.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our operating expenses include management fees attributed to the Adviser of $25.1 million, $30.2 million and $35.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Management fees for the year ended December 31, 2015 included $5.0 million for the final placements of Common Units from the Initial Closing Date of September through those closings. Operating expenses in all categories increased during the year-ended December 31, 2017 versus the prior year as well as during the year-ended December 31, 2016 compared to the prior year primarily due to year over year increase in our investment portfolio. For the period ended December 31, 2016, professional fees included $0.2 million in fees associated with the formation of TCW Direct Lending Luxembourg.

Net expenses include an expense (reimbursement)/recapture of ($1.3) million, ($0.8) million and $0.3 million in the years ended December 31, 2017, 2016 and 2015, respectively. The expense reimbursement during the years ended December 31, 2017 and 2016 is due to the expense limitation on operating expenses as outlined in the Advisory Agreement. The expense recapture during the year ended December 31, 2015 offset the expense reimbursement by the Investment Adviser of $0.3 million in the period from Inception to December 31, 2014, related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

Net realized gain (loss) on non-controlled/non-affiliated investments

Our net realized gain (loss) on non-controlled/non-affiliated investments for the years ended December 31, 2017, 2016 and 2015 were ($0.1) million, $0.5 million and $2.4 million, respectively. Our net realized loss on non-controlled/non-affiliated investments during the year-ended December 31, 2017 was primarily due to losses on our disposition of our term loan to Controladora Dolphin Discovery, S.A De C.V. Mexico of $1.4 million, offset by gains on Challenge Manufacturing Company, LLC of $0.4 million, Harvest Hill Beverage Company of $0.3 million, and Robertshaw US Holding Corp. of $0.2 million.

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

Net realized gain distributions from controlled affiliated investments

Our net realized gain distributions from controlled affiliated investments for the years ended December 31, 2017, 2016 and 2015 were $1.4 million, $0.0 million and $0.0 million, respectively. The net realized gain during the year ended December 31, 2017 reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the years ended December 31, 2017, 2016 and 2015 were ($2.0) million, ($17.1) million and ($6.5) million, respectively. Our net change in unrealized appreciation/depreciation for the year ended December 31, 2017 was primarily due to our term loan to H-D Manufacturing Company which recorded net increases in fair value of $22.9 million, offset by fair value decreases of $14.1 million attributable to our term loan to Patriot National, Inc., $5.4 million to our term loan to Cedar Electronics Holdings, Corp., $2.2 million on our term loan to Frontier Spinning Mills, Inc., $2.7 million in prior period reversals of unrealized gains on various positions that we exited during the year ended December 31, 2017, as well as other mark to market adjustments during the year.

Our net change in unrealized appreciation/depreciation for the year ended December 31, 2016 was primarily due to our term loan to H-D Manufacturing Company which recorded net decreases in fair value of $23.9 million, partially offset by fair value increases in our term loan to OTG Management LLC of $1.8 million, as well as other mark to market adjustments resulting from market yield spreads during the year.

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

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments were $0.9 million, $13.2 million and $6.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the years ended December 31, 2017, 2016 and 2015 primarily resulted from loans originated in 2017, 2016 and 2015, respectively, as well as undistributed profits from TCW Strategic Ventures. This appreciation was partially offset by depreciation driven by an adoption of a more quantitative approach to pricing, similar to the non-controlled/non-affiliated investments.

Net increase (decrease) in members’ capital from operations

Our net increase (decrease) in members’ capital from operations was $104.3 million, $61.8 million and ($11.0) million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase during the year ended December 31, 2017 compared to prior year is primarily attributable to the increase in investment income and net realized and unrealized gain on investments, coupled with relatively flat operating expenses. The increase during the year ended December 31, 2016 reflects the increase in operations and loan originations through December 31, 2016, compared to the year ended December 31, 2015. The decrease in the year ended December 31, 2015 primarily relates to the commencement of investment operations and management fees charged on new commitments, as well as ongoing costs.

TCW Direct Lending Strategic Ventures LLC (“TCW Strategic Ventures”)

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

The Company’s investments in controlled affiliated investments for the years ended December 31, 2017 and 2016 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2017	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

	Fair Value as of January 1, 2016	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

During the years ended December 31, 2017 and 2016, we did not recognize any realized gains (losses) on controlled affiliated investments. During the years ended December 31, 2017 and 2016, we recognized $1.4 million and $0.0 million of net realized gain distributions from TCW Strategic Ventures. The net realized gain during the year ended December 31, 2017 reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

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

As of December 31, 2017, 2016 and 2015, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	December 31,
	2017	2016	2015
Commitments	$2,013,470	$2,013,470	$2,013,470
Undrawn commitments	$309,125	$920,589	$1,349,024
Percentage of commitments funded	84.6%	54.3%	33.0%
Units	20,134,698	20,134,698	20,134,698

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2017, we were in compliance with such covenants.

As of December 31, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $727 million. As of December 31, 2016, the Available Commitment was $622 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of our Members.

As of December 31, 2017 and December 31, 2016, the amounts outstanding under the Credit Facility were $378 million and $590 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2017 and December 31, 2016, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. These costs have been recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility. As of December 31, 2017 and December 31, 2016, $8.7 million and $2.0 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2017, 2016 and 2015 is as follows (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Borrowing interest expense	$13,635	$10,308	$3,039
Unused fees	2,525	829	1,660
Administrative fees	68	75	75
Amortization of financing costs	3,411	2,291	1,943

Total	$19,639	$13,503	$6,717

Weighted average interest rate	3.31%	2.24%	1.97%
Average outstanding balance	$411,569	$459,691	$154,751

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2017 and 2016 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – December 31, 2017	$750,000	$378,000	$349,000
Total Debt Obligations – December 31, 2016	$750,000	$590,000	$32,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized gains/(losses) as of December 31, 2017 and 2016 by investment (dollar amounts in thousands):

		December 31,
		2017		2016
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized (Losses)(1)	Amount	Unrealized Gains (Losses)
ASC Acquisition Holdings LLC	December 2018	$11,207	$(326)	$13,076	$(26)
ENA Holdings Corporation	May 2021	4,804	(19)	4,804	5
FQSR, LLC	December 2018	2,415	(17)	N/A	N/A
Help At Home, Inc.	August 2020	6,757	—	6,757	61
OTG Management LLC	February 2018	3,005	(30)	10,291	62
Patriot National, Inc.	November 2021	N/A	N/A	6,429	58
Quantum Corporation	November 2017	N/A	N/A	16,371	180
Quicken Parent Corp.	April 2021	518	(15)	1,725	22
Ruby Tuesday, Inc.	December 2022	4,575	(41)	N/A	N/A
School Specialty, Inc.,	April 2019	6,450	(19)	N/A	N/A
Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.,)	August 2022	N/A	N/A	2,014	6
Mavenir, Inc., (fka Xura, Inc.)	August 2022	N/A	N/A	3,020	9
Vertellus Performance Chemicals LLC	September 2019	4,218	(63)	N/A	N/A

Total		$43,949	$(530)	$64,487	$377

(1)	As of January 1, 2017, the Company changed its valuation policy to cap fair values of unfunded commitments at par, thereby eliminating unrealized gains on unfunded commitments.

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of December 31, 2017 and December 31, 2016, the Company’s unfunded commitment to TCW Strategic Ventures was $241.2 million and $252.9 million, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2017, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2017, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2017 consolidated statement of assets and liabilities, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$41,872	$11,498	$30,374
Up 200 basis points	27,915	7,665	20,250
Up 100 basis points	13,957	3,833	10,124
Down 100 basis points	(1,130)	(3,986)	2,856
Down 200+ basis points	(0)	(6,132)	6,132

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2017, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.4	Revolving Credit Agreement, dated as of November 12, 2014, among TCW Direct Lending LLC, as borrower, and Natixis, New York Branch, as Administrative Agent and Committed Lender (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on November 18, 2014).

10.5	Amended and Restated Revolving Credit Agreement, dated as of December 22, 2014, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and lenders party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.7	Second Amended and Restated Revolving Credit Agreement, dated as of July 1, 2015, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and lenders party thereto (incorporated by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K filed on March 30, 2016).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the fiscal year ended to December 31, 2017.

*	Filed herewith

ITEM 16.	Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 22, 2018	By:	/s/ Richard T. Miller
Richard T. Miller
President and Director
(Principal Executive Officer)

Date: March 22, 2018	By:	/s/ Jess M. Ravich
Jess M. Ravich
Chairman of the Board and Director

Date: March 22, 2018	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 22, 2018	By:	/s/ William Cobb
William Cobb
Director

Date: March 22, 2018	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: March 22, 2018	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial Officer)

TCW Direct Lending LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of TCW Direct Lending LLC (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period ended December 31, 2017, the financial highlights for the years ended December 31, 2017, 2016 and 2015, and for the period from May 13, 2014 (Inception) to December 31, 2014, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the financial highlights for the years ended December 31, 2017, 2016 and 2015, and for the period from May 13, 2014 (Inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 22, 2018

We have served as the Company’s auditor since 2014.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.57% (LIBOR + 7.00%, 1.00% Floor)	4.3%	$54,824,000	04/20/22	$53,763,399	$55,372,240

				4.3%	54,824,000		53,763,399	55,372,240

Chemicals
	Vertellus Performance Chemicals LLC(1)	09/22/17	First Lien Term Loan - 8.32% (LIBOR + 6.75%, 1.25% Floor)	3.3%	42,076,364	09/22/22	41,132,324	41,655,600

				3.3%	42,076,364		41,132,324	41,655,600

Commercial Services & Supplies
	School Specialty, Inc.(1)	04/07/17	Delayed Draw Term Loan - 7.81% (LIBOR + 6.25%, 1.00% Floor)	0.5%	5,643,846	04/07/22	5,643,846	5,677,709
	School Specialty, Inc.	04/07/17	Term Loan - 7.71% (LIBOR + 6.25%, 1.00% Floor)	3.4%	43,513,046	04/07/22	42,636,070	43,774,125

				3.9%	49,156,892		48,279,916	49,451,834

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.11% (LIBOR + 6.75%, 1.25% Floor)	1.2%	15,943,681	07/18/23	15,649,247	15,561,033

				1.2%	15,943,681		15,649,247	15,561,033

Distributors
	ASC Acquisition Holdings, LLC(1)	12/16/16	First Lien Term Loan - 8.89% (LIBOR + 7.50%, 1.00% Floor)	2.4%	31,942,266	12/15/21	31,436,772	31,015,940

				2.4%	31,942,266		31,436,772	31,015,940

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.82% (LIBOR + 5.25%, 1.25% Floor)	1.4%	17,166,352	07/01/19	17,139,337	17,166,352

				1.4%	17,166,352		17,139,337	17,166,352

Diversified Financial Services
	Patriot National, Inc.	11/09/16	First Lien Term Loan - 12.00% inc PIK (PRIME + 5.50%, 3.00% Floor, 2.00% PIK)	0.1%	913,180	11/09/21	913,180	644,705
	Patriot National, Inc.	11/09/16	First Lien Term Loan - 12.00% inc PIK (PRIME + 5.50%, 3.00% Floor, 2.00% PIK)	2.5%	45,796,009	11/09/21	45,512,536	32,331,983

				2.6%	46,709,189		46,425,716	32,976,688

	Verus Financial, LLC	04/11/16	First Lien Term Loan - 8.95% (LIBOR + 7.25%, 0.75% Floor)	1.3%	16,734,375	04/12/21	16,515,332	16,684,172

				3.9%	63,443,564		62,941,048	49,660,860

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	03/28/17	First Lien Term Loan - 8.57% (LIBOR + 7.00%, 1.00% Floor)	1.1%	$13,765,500	03/13/23	$13,555,491	$13,627,845

				1.1%	13,765,500		13,555,491	13,627,845

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 9.44% (LIBOR + 8.00%, 1.00% Floor)	2.6%	33,246,972	08/15/23	32,621,648	32,881,255
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 - 9.44% (LIBOR + 8.00%, 1.00% Floor)	0.7%	9,419,428	08/15/23	9,242,264	9,315,814
	Harvest Hill Beverage Company	01/20/16	First Out Term Loan - 8.07% (LIBOR + 6.50%, 1.00% Floor)	6.6%	84,157,361	01/19/21	83,387,224	83,820,732

				9.9%	126,823,761		125,251,136	126,017,801

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B - 8.84% (LIBOR + 7.50%, 1.25% Floor)	3.7%	46,554,054	08/03/20	46,184,725	46,786,824

				3.7%	46,554,054		46,184,725	46,786,824

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	03/23/17	Delayed Draw Term Loan - 7.95% (LIBOR + 6.25%, 1.00% Floor)	1.0%	13,662,000	03/24/22	13,662,000	13,634,676
	FQSR, LLC	03/23/17	Term Loan - 7.95% (LIBOR + 6.25%, 1.00% Floor)	0.5%	6,848,250	03/24/22	6,460,623	6,834,553

				1.5%	20,510,250		20,122,623	20,469,229

	OTG Management, LLC(1)	06/30/16	Delayed Draw Term Loan - 9.98% (LIBOR + 8.50%, 1.00% Floor)	0.6%	7,286,419	08/26/21	7,286,419	7,279,132
	OTG Management, LLC	06/30/16	First Lien Term Loan - 9.88% (LIBOR + 8.50%, 1.00% Floor)	5.9%	75,012,754	08/26/21	73,917,551	74,937,741

				6.5%	82,299,173		81,203,970	82,216,873

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 11.64% inc PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.2%	42,090,000	12/21/22	39,790,887	40,574,760

				11.2%	144,899,423		141,117,480	143,260,862

Household Durables
	Cedar Electronics Holdings, Corp.(3)	07/01/15	Senior Term Loan - 10.67% inc PIK (LIBOR + 6.00%, 0.50% Floor, 3.00% PIK)	1.3%	23,103,293	06/26/20	22,839,243	17,119,540

				1.3%	23,103,293		22,839,243	17,119,540

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 12.19% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	2.4%	31,019,030	06/30/20	30,788,816	30,491,706

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates (con’t)
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan - 12.19% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	8.5%	$114,839,275	06/30/20	$114,049,255	$108,752,793

				10.9%	145,858,305		144,838,071	139,244,499

Information Technology Services
	ENA Holding Corporation(1)	05/06/16	First Lien Term Loan - 8.69% (LIBOR + 7.00%, 1.00% Floor)	2.2%	28,205,599	05/06/21	27,880,298	28,205,599

				2.2%	28,205,599		27,880,298	28,205,599

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 8.57% (LIBOR + 7.00%, 1.00% Floor)	1.2%	14,510,234	08/28/22	14,103,199	14,785,929

				1.2%	14,510,234		14,103,199	14,785,929

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 12.09% inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	6.9%	89,797,392	06/30/20	89,142,751	88,181,039

				6.9%	89,797,392		89,142,751	88,181,039

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan - 9.72% inc PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.1%	53,784,989	07/01/21	53,355,500	52,655,505

				4.1%	53,784,989		53,355,500	52,655,505

Software
	Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.)(2)	08/19/16	First Lien Term Loan - 11.89% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	2.0%	25,974,225	08/19/22	25,974,225	25,792,405
	Mavenir, Inc. (fka Xura, Inc.)	08/19/16	First Lien Term Loan - 11.89% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	5.3%	67,431,025	08/19/22	65,909,677	66,959,008
	Quicken Parent Corp.	04/01/16	First Lien Term Loan - 10.35% inc PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	1.8%	23,267,580	04/01/21	23,147,248	22,592,820
	Quicken Parent Corp.(1)	04/01/16	Revolver - 10.18% (LIBOR + 8.50%, 1.00% Floor)	0.0%	345,000	04/01/21	345,000	331,890

				1.8%	23,612,580		23,492,248	22,924,710

				9.1%	117,017,830		115,376,150	115,676,123

Technologies Hardware, Storage and Peripherals
	Quantum Corporation	10/21/16	Delayed Draw Term Loan - 9.65% (LIBOR + 8.25%, 1.00% Floor)	1.3%	16,371,429	10/21/21	16,174,444	16,093,114
	Quantum Corporation	10/21/16	Incremental Delayed Draw Term Loan - 9.65% (LIBOR + 8.25%, 1.00% Floor)	1.3%	16,371,429	06/30/20	15,038,649	16,174,972

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Technologies Hardware, Storage and Peripherals (con’t)
	Quantum Corporation	10/21/16	Term Loan - 9.62% (LIBOR + 8.25%, 1.00% Floor)	3.1%	$40,928,571	10/21/21	$40,256,156	$40,314,643

				5.7%	73,671,429		71,469,249	72,582,729

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 12.20% (LIBOR + 10.50%, 0.50% Floor)	2.0%	27,695,500	01/28/21	27,397,588	25,479,860
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B - 9.57% (LIBOR + 8.25%, 1.00% Floor)	0.6%	13,004,548	04/30/20	12,944,409	8,023,806

				2.6%	40,700,048		40,341,997	33,503,666

	Total Debt Investments			90.3%			1,175,797,333	1,151,531,820

					Shares
	Equity
Diversified Financial Services
	Verus Financial, LLC(4)	05/20/16	Common Stock	0.7%	8,750		7,779,536	9,194,318
Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)	12/21/17	Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,345,231
Technologies Hardware, Storage and Peripherals
	Quantum Corporation	12/18/17	Common Stock	0.1%	161,784		871,974	910,844
	Quantum Corporation	12/14/17	Warrant, expires 12/14/22	0.0%	108,052		294,237	311,476

	Total Equity Investments			0.9%			10,325,494	11,761,869

	Total Non-Controlled/Non-Affiliated Investments*			91.2%			1,186,122,827	1,163,293,689

							Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(5)		Preferred membership interests	20.4%	239,554		$239,553,673	$259,698,273
			Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			20.4%			$239,553,673	$259,698,273

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			0.0%	4,556		$4,556	$4,556

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2017

Total Investments 111.6%	$1,425,681,056	$1,422,996,518

Net unrealized depreciation on unfunded commitments ((0.0%))		$(530,006)

Liabilities in Excess of Other Assets (11.6%)		$(147,046,261)

Net Assets 100.0%		$1,275,420,251

*	The fair value of the Quantum Corporation Common Stock held by the Company represents the quoted market price as of December 31, 2017 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of the remaining non-controlled/non-affiliated investments were determined using significant unobservable inputs and are considered to be Level 3 investments within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(1)	Excluded from the investment above is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier then the maturity date of the investment stated above. See Note 5 - Commitments and Contingencies.
(2)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2017, $295,442,306 or 17.9% of the Company’s total assets were represented by “non-qualifying assets.”
(3)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(4)	Holdings of Verus Financial, LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(5)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
PRIME - Prime Rate

Country Breakdown of Portfolio
United States	97.5%
United Kingdom	1.8%
Canada	0.7%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Chemicals
	GSE Environmental, Inc.	09/26/16	First Lien Term Loan - 11.00% (LIBOR + 10.00%, 1.00% Floor)	1.3%	$12,106,276	08/11/21	$12,106,276	$12,227,339

				1.3%	12,106,276		12,106,276	12,227,339

Computers & Peripherals
	Quantum Corporation(1)	10/21/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.3%	40,928,571	10/21/21	40,093,378	41,378,786

				4.3%	40,928,571		40,093,378	41,378,786

Distributors
	ASC Acquisition Holdings, LLC(2)	12/16/16	Term Loan - 8.50% (LIBOR + 7.50%, 1.00% Floor)	4.1%	39,227,344	12/15/21	38,449,671	39,148,889

				4.1%	39,227,344		38,449,671	39,148,889

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.50% (LIBOR + 5.25%, 1.25% Floor)	1.9%	18,667,515	07/01/19	18,618,087	18,760,853

				1.9%	18,667,515		18,618,087	18,760,853

Diversified Financial Services
	Patriot National, Inc.(3)	11/09/16	Term Loan - 8.25% (LIBOR + 7.25%, 1.00% Floor)	5.6%	53,571,429	11/09/21	53,137,809	54,053,572
	Verus Financial, LLC	04/12/16	First Lien Term Loan - 8.13% (LIBOR + 7.25%, 0.75% Floor)	1.8%	17,171,875	04/12/21	16,878,420	17,257,734

				7.4%	70,743,304		70,016,229	71,311,306

Food Products
	AmeriQual Group, LLC	03/31/16	First Lien Term Loan - 8.63% (LIBOR + 7.75%, 0.75% Floor)	1.4%	13,686,575	01/20/21	13,513,544	13,755,008
	Harvest Hill Beverage Company	01/20/16	First Lien, First Out Term Loan - 5.00% (LIBOR + 4.00%, 1.00% Floor)	1.4%	13,785,149	01/19/21	13,617,666	13,674,867
	Harvest Hill Beverage Company(4)	01/20/16	First Lien, Last Out Term Loan - 7.25% (LIBOR + 6.25%, 1.00% Floor)	10.8%	103,961,373	01/19/21	102,698,294	103,961,373

				12.2%	117,746,522		116,315,960	117,636,240

				13.6%	131,433,097		129,829,504	131,391,248

Health Care Providers & Services
	Help at Home, LLC(4)(5)	08/03/15	Term Loan B - 8.75% (LIBOR + 7.50%, 1.25% Floor)	4.5%	42,837,838	08/03/20	42,442,790	43,223,378

				4.5%	42,837,838		42,442,790	43,223,378

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure
	Controladora Dolphin Discovery, S.A De C.V. Mexico(6)	10/09/15	Senior Secured Notes - 11.00% (LIBOR + 10.00%, 1.00% Floor)	4.1%	$39,572,542	10/09/20	$38,977,211	$39,414,252
	OTG Management, LLC(7)	06/30/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	7.8%	75,012,754	08/26/21	73,617,664	75,462,830

				11.9%	114,585,296		112,594,875	114,877,082

Household Durables
	Cedar Electronics Holdings, Corp.(4)	07/01/15	Senior Term Loan - 6.94% (LIBOR + 6.00%, 0.50% Floor)	2.2%	21,427,500	06/26/20	21,076,157	20,784,675
	Robertshaw US Holding Corp.	06/15/16	Term Loan B - 8.50% (LIBOR + 7.00%, 1.50% Floor)	6.4%	62,523,495	06/18/19	62,196,483	61,773,213
	Robertshaw US Holding Corp.	06/15/16	Term Loan C - 8.50% (LIBOR + 7.00%, 1.50% Floor)	0.5%	4,750,013	06/18/19	4,750,013	4,693,013
	Robertshaw US Holding Corp.	08/29/16	Term Loan D - 8.50% (LIBOR + 7.00%, 1.50% Floor)	1.0%	9,831,637	06/18/19	9,723,758	9,713,657

				7.9%	77,105,145		76,670,254	76,179,883

				10.1%	98,532,645		97,746,411	96,964,558

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan -5.50% inc PIK (LIBOR + 4.50%, 1.00% Floor, 0.50% PIK)	3.2%	32,914,262	06/30/20	32,570,243	30,346,950
	H-D Advanced Manufacturing Company(4)	06/30/15	First Lien Last Out Term Loan -13.80% inc PIK (LIBOR + 7.00%, 1.00% Floor, 5.80% PIK)	8.4%	110,785,456	06/30/20	109,043,607	80,873,383

				11.6%	143,699,718		141,613,850	111,220,333

Information Technology Services
	ENA Holding Corporation(8)	05/06/16	First Lien Term Loan - 8.00% (LIBOR + 7.00%, 1.00% Floor)	3.3%	31,628,680	05/06/21	31,154,835	31,660,309

				3.3%	31,628,680		31,154,835	31,660,309

Metals & Mining
	Pace Industries, Inc.	06/30/15	Senior Secured Notes - 9.25% (LIBOR + 8.25%, 1.00% Floor)	9.0%	88,875,000	06/30/20	87,943,929	86,742,000

				9.0%	88,875,000		87,943,929	86,742,000

Pharmaceuticals
	Noramco, LLC(4)	07/01/16	Senior Term Loan - 9.00% (LIBOR + 8.00%, 1.00% Floor)	6.4%	61,177,080	07/01/21	60,751,282	61,972,382

				6.4%	61,177,080		60,751,282	61,972,382

Road & Rail
	Total Military Management, Inc.(4)	04/14/15	Second Out Term Loan - 7.75% (LIBOR + 6.75%, 1.00% Floor)	8.4%	81,523,810	10/14/20	80,216,095	81,279,238

				8.4%	81,523,810		80,216,095	81,279,238

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2016

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Software
	Quicken Parent Corp.(9)	04/01/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.6%	$24,710,625	04/01/21	$24,542,712	$25,031,863
	Sierra Private Holdings II Ltd.(6)(10)	08/19/16	UK Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.9%	27,477,510	08/19/22	26,785,778	27,559,943
	Xura, Inc. - US(6)(11)	08/19/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	4.3%	41,216,265	08/19/22	40,178,666	41,339,914

				9.8%	93,404,400		91,507,156	93,931,720

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 10.00% (LIBOR + 9.00%, 0.50% Floor)	2.9%	28,413,000	01/28/21	28,008,033	27,702,675
	Frontier Spinning Mills, Inc.(4)	05/19/15	Last Out Term Loan B - 9.25% (LIBOR + 8.25%, 1.00% Floor)	1.1%	13,611,553	04/30/20	13,522,149	10,807,573

				4.0%	42,024,553		41,530,182	38,510,248

	Total Debt Investments			111.6%			1,096,614,550	1,074,599,669

					Shares		Cost
	Equity
	Verus Financial, LLC(12)	05/20/16	Common Stock	0.9%	8,750		8,368,247	8,626,399

	Total Non-Controlled/Non-Affiliated Investments*			112.5%			$1,104,982,797	$1,083,226,068

	Controlled/Affiliated Investments
Investment Funds &Vehicles
	TCW Direct Lending Strategic Ventures LLC(6)(13)	06/05/15	Preferred membership interests	25.7%	227,896		$227,895,573	$247,164,240
			Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			25.7%			$227,895,573	$247,164,240

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			20.4%	197,000,436		$197,000,436	$197,000,436

	Total Investments 158.6%						$1,529,878,806	$1,527,390,744

	Net unrealized appreciation on unfunded commitments (0.0%)							$376,683

	Liabilities in Excess of Other Assets (58.6%)							$(564,663,883)

	Net Assets 100.0%							$963,103,544

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2016

*	The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(1)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $16,371,429, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of October 11, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $180,086 as of December 31, 2016.
(2)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $13,075,781, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.00%, and a maturity of December 15, 2021. This investment is accruing an unused commitment fee of 0.38% per annum. The change in unrealized appreciation (depreciation) on this commitment is $(26,152) as of December 31, 2016.
(3)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,428,571, at an interest rate of LIBOR plus 7.25%, with a LIBOR Floor of 1.00%, and a maturity of November 09, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $57,857 as of December 31, 2016.
(4)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(5)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $6,756,757, at an interest rate of LIBOR plus 7.50%, with a LIBOR Floor of 1.25%, and a maturity of August 03, 2020. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $89,054 as of December 31, 2016.
(6)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2016, $356,250,096 or 22.9% of the Company’s total assets were represented by “non-qualifying assets.”
(7)	Excluded from the investment total above is an unfunded delayed draw term loan commitment in an amount not to exceed $10,291,552, at an interest rate of LIBOR plus 8.50%, with a LIBOR Floor of 1.00%, and a maturity of August 26, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $61,749 as of December 31, 2016.
(8)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $4,804,290, at an interest rate of LIBOR plus 7.00%, with a LIBOR Floor of 1.00%, and a maturity of May 06, 2021. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $4,804 as of December 31, 2016.
(9)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $1,725,000, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of April 01, 2021. This investment is accruing an unused commitment fee of 1.00% per annum. The change in unrealized appreciation (depreciation) on this commitment is $22,425 as of December 31, 2016.
(10)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $2,013,624, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $6,041 as of December 31, 2016.
(11)	Excluded from the investment total above is an unfunded revolving credit facility commitment in an amount not to exceed $3,020,436, at an interest rate of LIBOR plus 8.5%, with a LIBOR Floor of 1.00%, and a maturity of August 19, 2022. This investment is accruing an unused commitment fee of 0.50% per annum. The change in unrealized appreciation (depreciation) on this commitment is $9,061 as of December 31, 2016.
(12)	Holdings of Verus Financial LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(13)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
Prime - Prime Rate

Country Breakdown of Portfolio
United States	95.6%
Mexico	2.6%
United Kingdom	1.8%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31, 2017	As of December 31, 2016
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $1,186,123 and $1,104,983, respectively)	$1,163,294	$1,083,226
Controlled affiliated investments (cost of $239,554 and $227,896, respectively)	259,698	247,164
Cash and cash equivalents	209,784	214,913
Interest receivable	12,485	9,738
Deferred financing costs	8,698	1,972
Receivable from Investment Adviser	1,203	578
Unrealized appreciation on unfunded commitments	—	403
Prepaid and other assets	95	107

Total Assets	$1,655,257	$1,558,101

Liabilities
Credit facility payable	$378,000	$590,000
Unrealized depreciation on unfunded commitments	530	26
Interest and credit facility expense payable	418	260
Directors’ fees payable	—	3
Payable for investments purchased	—	3,840
Other accrued expenses and other liabilities	889	868

Total Liabilities	$379,837	$594,997

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(309,125)	(920,589)
Common Unitholders’ return of capital	(394,008)	(102,960)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,215)	(9,596)

Common Unitholders’ capital	1,300,269	979,472
Accumulated net realized loss	(20,543)	(13,710)
Accumulated net investment loss	(1,091)	(546)
Net unrealized depreciation on investments	(3,215)	(2,112)

Total Members’ Capital	$1,275,420	$963,104

Total Liabilities and Members’ Capital	$1,655,257	$1,558,101

Net Asset Value Per Unit (accrual base) (Note 9)	$78.70	$93.55

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Investment Income:
Interest income from non-controlled/non-affiliated investments	$117,063	$92,880	$30,527
Interest income from non-controlled/non-affiliated investments paid-in-kind	11,748	3,096	—
Dividend income from controlled affiliated investments	22,618	14,797	894
Other fee income	—	652	—

Total investment income	151,429	111,425	31,421

Expenses:
Management fees	25,101	30,202	35,244
Interest and credit facility expenses	19,639	13,503	6,717
Professional fees	1,921	1,581	742
Administrative fees	1,258	1,104	684
Directors’ fees	298	290	289
Other expenses	404	377	372

Total expenses	48,621	47,057	44,048
Expenses recaptured/(reimbursed) by the Investment Adviser	(1,267)	(835)	312

Net expenses	47,354	46,222	44,360

Net investment income (loss)	$104,075	$65,203	$(12,939)

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-controlled/non- affiliated investments	$(88)	$519	$2,350
Net realized gain distributions from controlled affiliated investments	1,432	—	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(1,979)	(17,114)	(6,453)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	876	13,193	6,075

Net realized and unrealized gain (loss) on investments	$241	$(3,402)	$1,972

Net increase (decrease) in Members’ Capital from operations	$104,316	$61,801	$(10,967)

Basic and diluted:
Income (loss) per unit	$5.17	$3.07	$(0.58)

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income (loss)	$104,075	$65,203	$(12,939)
Net realized gain on investments	1,344	519	2,350
Net change in unrealized appreciation/depreciation on investments	(1,103)	(3,921)	(378)

Net Increase (Decrease) in Members’ Capital from Operations	104,316	61,801	(10,967)

Distributions to Members from:
Net investment income	(109,356)	(72,270)	—
Net realized gains	(3,060)	(3,205)	—
Return of capital	(291,048)	(102,960)	—
Return of unused capital	(250,000)	—	—

Total Distributions to Members	(653,464)	(178,435)	—

Increase in Members’ Capital Resulting from Capital Activity
Contributions	861,464	428,435	598,595
Offering costs	—	—	(853)

Total Increase in Members’ Capital Resulting from Capital Activity	861,464	428,435	597,742

Total Increase in Members’ Capital	312,316	311,801	586,775

Members’ Capital, beginning of year	963,104	651,303	64,528

Members’ Capital, end of year	$1,275,420	$963,104	$651,303

Accumulated net investment loss	$(1,091)	$(546)	$(17,431)

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$104,316	$61,801	$(10,967)
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(503,814)	(947,347)	(859,314)
Interest income paid in-kind	(11,748)	(3,096)	—
Proceeds from sales and paydowns of investments	429,340	414,455	181,821
Net realized gain (loss) on investments	88	(519)	(2,350)
Change in net unrealized appreciation/depreciation on investments	1,103	3,921	378
Amortization of premium and accretion of discount, net	(6,664)	(4,948)	(1,268)
Amortization of deferred financing costs	3,411	2,291	1,942
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,747)	(7,085)	(2,024)
(Increase) decrease in receivable from Investment Adviser	(625)	(578)	311
(Increase) decrease in receivable for investments sold	—	27,098	(27,098)
(Increase) decrease in prepaid offering costs	—	—	663
(Increase) decrease in prepaid and other assets	12	50	(157)
Increase (decrease) in investments purchased payable	(3,840)	3,840	—
Increase (decrease) in interest and credit facility expense payable	158	(236)	454
Increase (decrease) in directors’ fees payable	(3)	3	(160)
Increase (decrease) in management fees payable	—	(27,737)	24,244
Increase (decrease) in initial organizational expense payable to affiliate	—	—	(682)
Increase (decrease) in offering costs payable to affiliate	—	—	(663)
Increase (decrease) in other accrued expenses and liabilities	21	631	(208)

Net cash provided by (used in) operating activities	$9,008	$(477,456)	$(695,078)

Cash Flows from Financing Activities
Contributions from Members	$674,000	$250,000	$598,595
Unused contributions returned to Members	(250,000)	—	—
Distributions to Members	(216,000)	—	—
Capital call due from Members, net	—	933	(833)
Offering costs paid	—	—	(853)
Deferred financing costs paid	(10,137)	—	(2,362)
Proceeds from credit facility	384,696	1,076,000	850,000
Repayments of credit facility	(596,696)	(815,000)	(576,000)

Net cash (used in) provided by financing activities	$(14,137)	$511,933	$868,547

Net (decrease) increase in cash and cash equivalents	$(5,129)	$34,477	$173,469
Cash and cash equivalents, beginning of year	$214,913	$180,436	$6,967

Cash and cash equivalents, end of year	$209,784	$214,913	$180,436

Supplemental and non-cash financing activities
Interest expense paid	$13,635	$10,246	$3,023
Deemed purchase and return of capital from Investment Funds & Vehicles	$—	$26,068	$—
Investments transferred (exchanged) in-kind	$—	$—	$111,656
Deemed distribution/re-contribution from Members’ (Note 9)	$187,464	$178,435	$—
Deemed distribution/re-contribution from Investment Funds and Vehicles	$—	$1,643	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(dollar amount in thousands, except for unit data)

December 31, 2017

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

Capital Commitments: On September 19, 2014 (“the Initial Closing Date”), the Company began accepting subscription agreements from investors for the private sale of its Common Units. On March 19, 2015, the Company completed its final private placement of its Common Units. Subscription agreements with commitments (“Commitments”) from investors (each a “Common Unitholder”) totaling $2,013,470 for the purchase of Common Units were accepted. Each Common Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

1. Organization and Basis of Presentation (continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2017, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$309,125	84.6%	20,134,698

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to 75% of the principal amount or the cost portion of any Portfolio Investment that is fully repaid to or otherwise fully recouped by the Company within one year of the Company’s investment. The Recallable Amount is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of December 31, 2017 was $100,875.

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

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability,

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

2. Significant Accounting Policies (continued)

and reflected in the amortized cost basis of the investment. Discounts associated with a revolver as well as fees associated with a delayed draw that remains unfunded are treated as a discount to the issuers’ term loan. Ongoing facility, commitment or other additional fees including, prepayment fees, consent fees and forbearance fees are recognized immediately when earned as income.

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At December 31, 2017 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

Income Taxes: So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Members as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s Members and will not be reflected in the consolidated financial statements of the Company.

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

December 31, 2017

2. Significant Accounting Policies (continued)

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

Accounting Pronouncements Not Yet Adopted: On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. This update will be effective for fiscal years beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update will be effective for fiscal years beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

December 31, 2017

3. Investment Valuations and Fair Value Measurements (continued)

Level 1 Assets (Investments): The valuation techniques and significant inputs used to determine fair value are as follows:

Registered Investment Companies, (Level 1), include registered open-end investment companies that are valued based upon the reported net asset value of such investment.

Equity, (Level 1), includes common stock valued at the closing price on the primary exchange in which the security trades.

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), include common stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health, and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the fund’s management committee. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2017:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$1,151,532	$—	$1,151,532
Equity	911	—	10,851	—	11,762
Investment Funds & Vehicles (1)	—	—	—	259,698	259,698
Cash equivalents	5	—	—	—	5

Total Assets	$916	$—	$1,162,383	$259,698	$1,422,997

(1)	Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statement of Assets and Liabilities.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

3. Investment Valuations and Fair Value Measurements (continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2016:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$1,074,600	$—	$1,074,600
Equity	—	—	8,626	—	8,626
Investment Funds & Vehicles (1)	—	—	—	247,164	247,164
Cash equivalents	197,001	—	—	—	197,001

Total Assets	$197,001	$—	$1,083,226	$247,164	$1,527,391

(1)	Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Asset and Liabilities.

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2017:

	Debt	Equity	Total
Balance, January 1, 2017	$1,074,600	$8,626	$1,083,226
Purchases*	436,485	2,547	439,032
Sales and paydowns of investments	(363,879)	(1,461)	(365,340)
Net amortization of discount/(premium)	6,664	—	6,664
Net realized gains (losses)	(88)	—	(88)
Net change in unrealized appreciation/depreciation	(2,250)	1,139	(1,111)

Balance, December 31, 2017	$1,151,532	$10,851	$1,162,383

Change in net unrealized appreciation/depreciation in investments held as of December 31, 2017	$(458)	$1,139	$681

*	Includes payments received in-kind

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2016:

	Debt	Equity	Total
Balance, January 1, 2016	$586,626	$—	$586,626
Purchases*	765,459	8,750	774,209
Sales and paydowns of investments	(265,175)	(382)	(265,557)
Accretion of original issue discounts	4,948	—	4,948
Net realized gains	519	—	519
Net change in unrealized appreciation/depreciation	(17,777)	258	(17,519)

Balance, December 31, 2016	$1,074,600	$8,626	$1,083,226

Change in net unrealized appreciation/depreciation in investments held as of December 31, 2016	$(16,222)	$258	$(15,964)

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

3. Investment Valuations and Fair Value Measurements (continued)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the years ended December 31, 2017 and 2016, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2017.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$840,792	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	6.5% to 22.1% B+ to CCC-	12.0% N/A	Decrease Increase
Debt	$252,620	Income Method	Shadow Credit Rating	BB- to CCC	N/A	Increase
Debt	$50,096	Income/Waterfall Method	EBITDA Multiple	5.0x to 6.5x	N/A	Increase
Debt	$8,024	Income/Market/ Waterfall Method	Weighted Average Cost of Capital Shadow Credit Rating EBITDA Multiple Revenue Multiple	25.0% to 30.0% CCC- to CC 6.5x to 7.5x 0.2x to 0.3x	27.5% N/A N/A N/A	Decrease Increase Increase Increase
Equity	$311	Income Method	Implied Volatility Risk Free Rate Expected Term	70.8% 1.5% 0.5 yrs. to 1.0 yrs.	N/A N/A 0.75 yrs.	Increase Increase Increase
Equity	$10,540	Market/Waterfall Method	EBITDA Multiple	4.5x to 12.0x	N/A	Increase

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2016.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$982,919	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	6.0% to 13.4% CCC+ to BB	10.0% N/A	Decrease Increase
Debt	$80,873	Market Method	EV Implied Multiple	10.0x to 11.0x	N/A	Increase
Debt	$10,808	Income/Market Method	Weighted Average Cost of Capital Shadow Credit Rating EV Implied Multiple	19.6% to 24.1% CC to CCC- 7.0x to 8.0x	21.9% N/A N/A	Decrease Increase Increase
Equity	$8,626	Market Method	EV Implied Multiple	10.8x to 11.8x	N/A	Increase

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

December 31, 2017

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

4. Agreements and Related Party Transactions

Advisory Agreement : On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

For the years ended December 31, 2017, 2016 and 2015, Management Fees incurred amounted to $25,101, $30,202 and $35,244, respectively (net of $175, $0 and $0, respectively, of fee income as described below in Transaction and Offset Fees), of which $0, $0 and $27,737 remained payable at December 31, 2017, 2016 and 2015, respectively. Net expenses include an expense reimbursement of $1,267 and $835 in the years ended December 31, 2017 and 2016, respectively. Net expenses include an expense recapture of $312 in the year ended December 31, 2015 which offset the expense reimbursement by the Investment Adviser of $312 in the period from the Inception Date to December 31, 2014 related to the expense limitation on organization expenses as outlined in the Advisory Agreement.

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

December 31, 2017

4. Agreements and Related Party Transactions (continued)

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

Since inception of the Company, the Adviser was paid $827 in such fees, of which $175 was paid during the year ended December 31, 2017. In accordance with the limited liability company agreement, $175 was applied towards management fees for the year ended December 31, 2017 and $652 of such fees had been recorded as fee income during the year ended December 31, 2016. No fees were paid to the Adviser for the year ended December 31, 2015.

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

For the years ended December 31, 2017, 2016 and 2015, no Incentive Fees were incurred.

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

December 31, 2017

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

TCW Direct Lending Strategic Ventures LLC: On June 5, 2015, the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P., entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”). Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The Agreement was effective June 5, 2015. The Company’s investment in Strategic Ventures is restricted from redemption until the termination of Strategic Ventures.

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

The Company’s investments in controlled affiliated investments for the year ended December 31, 2017 were as follows:

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2017	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

The Company’s investments in controlled affiliated investments for the year ended December 31, 2016 were as follows:

	Fair Value as of January 1, 2016	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2016	Dividend Income
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

Total Controlled Affiliates	$206,635	$104,337	$(77,001)	$13,193	$247,164	$14,797

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

4. Agreements and Related Party Transactions (continued)

For the years ended December 31, 2017 and 2016, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the years ended December 31, 2017 and 2016, we recognized $1.4 million and $0.0 million of net realized gain distributions from TCW Strategic Ventures. The net realized gain during the year ended December 31, 2017 reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized gains/(losses) by investment as of December 31, 2017 and 2016:

		December 31,
		2017		2016
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized (Losses)(1)	Amount	Unrealized Gains (Losses)
ASC Acquisition Holdings LLC	December 2018	$11,207	$(326)	$13,076	$(26)
ENA Holdings Corporation	May 2021	4,804	(19)	4,804	5
FQSR, LLC	December 2018	2,415	(17)	N/A	N/A
Help At Home, Inc.	August 2020	6,757	—	6,757	61
OTG Management LLC	February 2018	3,005	(30)	10,291	62
Patriot National, Inc.	November 2021	N/A	N/A	6,429	58
Quantum Corporation	November 2017	N/A	N/A	16,371	180
Quicken Parent Corp.	April 2021	518	(15)	1,725	22
Ruby Tuesday, Inc.	December 2022	4,575	(41)	N/A	N/A
School Specialty, Inc.,	April 2019	6,450	(19)	N/A	N/A
Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.,)	August 2022	N/A	N/A	2,014	6
Mavenir, Inc., (fka Xura, Inc.)	August 2022	N/A	N/A	3,020	9
Vertellus Performance Chemicals LLC	September 2019	4,218	(63)	N/A	N/A

Total		$43,949	$(530)	$64,487	$377

(1)	As of January 1, 2017, the Company changed its valuation policy to cap fair values of unfunded commitments at par, thereby eliminating unrealized gains on unfunded commitments.

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2017, the Company’s unfunded commitment to Strategic Ventures is $241,246.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2017, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

6. Members’ Capital

During the years ended December 31, 2017 and 2016, the Company did not sell or issue any Common Units. The activity for the years ended December 31, 2017, 2016 and 2015 is a follows:

	Years Ended December 31,
	2017	2016	2015
Units at beginning of period	20,134,698	20,134,698	20,134,698
Units issued and committed	—	—	—

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698

For the years ended December 31, 2017, 2016 and 2015 the Company processed $187,464, $178,435 and $0, respectively, of deemed distributions and re-contributions.

7. Credit Facility

The Company has a secured revolving credit agreement (the “Credit Agreement”) with Natixis, New York Branch (“Natixis”) as administrative agent and committed lender. The Credit Agreement provides for a revolving credit line of up to $750 million (the “Maximum Commitment”) (the “Credit Facility”), subject to the lesser of the “Borrowing Base” assets or the “Maximum Commitment (the “Available Commitment”). The Borrowing Base assets generally equal the sum of (a) a percentage of certain eligible investments in a controlled account, (b) a percentage of unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Credit Agreement is generally secured by the Borrowing Base assets.

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2017, the Company was in compliance with such covenants.

As of December 31, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $727 million. As of December 31, 2016, the Available Commitment was $622 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members. As of December 31, 2017 and 2016, the amounts outstanding under the Credit Facility were $378 million and $590 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2017 and 2016, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of December 31, 2017, 2016 and 2015, $8.7 million, $2.0 million and $4.3 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

7. Credit Facility (continued)

The summary information regarding the Credit Facility for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Borrowing interest expense	$13,635	$10,308	$3,039
Unused fees	2,525	829	1,660
Administrative fees	68	75	75
Amortization of financing costs	3,411	2,291	1,943

Total	$19,639	$13,503	$6,717

Weighted average interest rate	3.31%	2.24%	1.97%
Average outstanding balance	$411,569	$459,691	$154,751

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

As of December 31, 2017, 2016 and 2015, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	Year Ended December 31,
	2017	2016	2015
Cost of investments for federal income tax purposes	$1,445,098	$1,346,589	$795,312
Unrealized appreciation	$31,987	$32,909	$5,828
Unrealized depreciation	$54,788	$49,108	$7,879
Net unrealized appreciation (depreciation) on investments	$(22,801)	$(16,199)	$(2,051)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

8. Income Taxes (continued)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2017, 2016 and 2015. These differences result primarily from net operating losses and differences in accounting for partnership interests.

	Year Ended December 31,
	2017	2016	2015
Common Unitholders tax reclassification	$381	$24	$(9,620)
Undistributed net investment income	$4,736	$7,112	$15,987
Accumulated net realized loss	$(5,117)	$(7,136)	$(6,367)

The tax character of shareholder distributions attributable to the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
Paid distribution attributable to:	2017	2016	2015
Ordinary income	$111,193	$75,344	$—
Long term gain	$1,223	$131	$—
Return of capital	$291,048	$102,960	$—

The tax components of distributable earnings on a tax basis for years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Net tax appreciation (depreciation)	$(22,801)	$(16,199)	$—
Ordinary and post-October capital loss deferrals	$(1,715)	$—	$—

The Company did not have any unrecognized tax benefits at December 31, 2017, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities for returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

9. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2017, 2016 and 2015 and for the period from May 13, 2014 (Inception) through December 31, 2014 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the year ended December 31, 2017	For the year ended December 31, 2016	For the year ended December 31, 2015	For the Period May 13, 2014 (Inception) to December 31, 2014
Net Asset Value Per Unit (accrual base), Beginning of Year	$93.55	$99.35	$99.84	$100.00

Net Increase in Common Unitholder NAV from Prior Year/ Period(1)	—	—	0.09	—

Income from Investment Operations:
Net investment income (loss)(2)	5.17	3.24	(0.64)	(0.44)
Net realized and unrealized gain (loss)	0.01	(0.18)	0.06	0.28

Total from investment operations	5.18	3.06	(0.58)	(0.16)
Less Distributions:
From net investment income	(5.43)	(3.59)	—	—
From net realized gains	(0.14)	(0.16)	—	—
Return of capital	(14.46)	(5.11)	—	—

Total distributions(3)	(20.03)	(8.86)	—	—

Net Asset Value Per Unit (accrual base), End of Year	$78.70	$93.55	$99.35	$99.84

Common Unitholder Total Return(4)	9.5%	8.3%	(3.3)%	(2.0)%

Common Unitholder IRR(5)	6.9%	4.5%	—%	—%

Ratios and Supplemental Data
Members’ Capital, end of period	$1,275,420	$963,104	$651,303	$64,528
Units outstanding, end of period	20,134,698	20,134,698	20,134,698	8,240,510
Ratios based on average net assets of Member’s Capital:
Ratio of total expenses to average net assets	4.21%	6.10%	13.14%	133.05	%(6)
Expenses recaptured by Investment Adviser	(0.11)%	(0.11)%	0.09%	(8.41	)%(7)

Ratio of net expenses to average net assets	4.10%	5.99%	13.23%	124.64	%(6)
Ratio of financing cost to average net assets	1.70%	1.75%	2.00%	17.11%
Ratio of net investment income (loss) before expense recapture to average net assets	8.91%	8.34%	(3.77)%	(93.53	)%(6)
Ratio of net investment income (loss) to average net assets	9.02%	8.45%	(3.86)%	(85.11	)%(6)
Credit facility payable	378,000	590,000	329,000	55,000
Asset coverage ratio	4.4	2.6	3.0	2.2
Portfolio turnover rate	30%	37%	42%	61%

(1)	Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.
(2)	Per unit data was calculated using the number of common units issued and outstanding as of December 31, 2017, 2016, 2015 and for the period from Inception to December 31, 2014.
(3)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(4)	The Total Return for the years ended December 31, 2017, 2016, 2015 and for the period from Inception to December 31, 2014 was calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the members during the period. The return is net of management fees and expenses.
(5)	The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 6.9% through December 31, 2017. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)	Annualized except for organizational costs.
(7)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2017

10. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2017, 2016 and 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$40,245	$33,455	$43,765	$33,964
Net investment income	32,062	20,099	29,867	22,047
Net realized and unrealized gains (losses)	(11,214)	24,494	(1,933)	(11,106)
Net increase in Members’ Capital from operations	20,848	44,593	27,934	10,941
Basic and diluted earnings per Unit	1.04	2.21	1.39	0.54
Net asset value per unit at quarter end	78.70	78.95	86.17	88.31

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$32,502	$30,655	$27,953	$20,315
Net investment income	20,979	18,277	16,610	9,337
Net realized and unrealized gains (losses)	968	2,405	(1,345)	(5,430)
Net increase in Members’ Capital from operations	21,947	20,682	15,265	3,907
Basic and diluted earnings per Unit	1.09	1.03	0.76	0.19
Net asset value per unit at quarter end	93.55	92.46	93.14	99.54

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$14,012	$10,702	$4,397	$2,310
Net investment income (loss)	3,689	498	(5,138)	(11,988)
Net realized and unrealized gains (losses)	(9,731)	4,492	7,325	(114)
Net increase (decrease) in Members’ Capital from operations	(6,042)	4,490	2,187	(12,102)
Basic and diluted earnings per Unit	(0.30)	0.15	0.11	(0.54)
Net asset value per unit at quarter end	99.35	99.65	99.41	99.30

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.