Form 10-Q
period 2018-03-31
TCW Direct Lending LLC
filed 2018-05-08
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

The number of the Registrant’s common units outstanding at May 8, 2018 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.38% (LIBOR + 6.50%, 1.00% Floor)	4.6%	$54,112,000	04/20/22	$53,125,182	$54,382,560

				4.6%	54,112,000		53,125,182	54,382,560

Chemicals
	Vertellus Performance Chemicals LLC(1)	09/22/17	First Lien Term Loan - 8.63% (LIBOR + 6.75%, 1.25% Floor)	3.5%	41,970,909	09/22/22	41,078,366	41,928,938

				3.5%	41,970,909		41,078,366	41,928,938

Commercial Services & Supplies
	School Specialty, Inc.(1)	04/07/17	Delayed Draw Term Loan - 8.13% (LIBOR + 6.25%, 1.00% Floor)	0.5%	5,573,298	04/07/22	5,573,298	5,590,018
	School Specialty, Inc.	04/07/17	Term Loan - 8.04% (LIBOR + 6.25%, 1.00% Floor)	3.4%	40,091,230	04/07/22	39,329,931	40,211,504

				3.9%	45,664,528		44,903,229	45,801,522

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.41% (LIBOR + 6.75%, 1.25% Floor)	1.2%	15,843,407	07/18/23	15,563,834	14,100,632

				1.2%	15,843,407		15,563,834	14,100,632

Distributors
	ASC Acquisition Holdings, LLC(1)	12/16/16	First Lien Term Loan - 9.28% (LIBOR + 7.50%, 1.00% Floor)	2.0%	24,096,797	12/15/21	23,739,227	23,928,119

				2.0%	24,096,797		23,739,227	23,928,119

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 7.13% (LIBOR + 5.25%, 1.25% Floor)	1.3%	15,737,743	07/01/19	15,717,376	15,737,743

				1.3%	15,737,743		15,717,376	15,737,743

Diversified Financial Services
	Patriot National, Inc.(1)	03/06/18	DIP Term Loan - 12.25% (PRIME + 7.50%, 3.00% Floor)	0.1%	1,537,994	05/30/18	1,537,994	1,537,994
	Patriot National, Inc.(2)	11/09/16	First Lien Term Loan - 12.25% inc PIK (PRIME + 5.50%, 3.00% Floor, 2.00% PIK)	1.7%	47,215,669	11/09/21	46,950,315	19,641,718

				1.8%	48,753,663		48,488,309	21,179,712

	Verus Financial, LLC	04/11/16	First Lien Term Loan - 9.25% (PRIME + 4.50%, 3.50% Floor)	1.4%	16,625,000	04/12/21	16,423,750	16,625,000

				3.2%	65,378,663		64,912,059	37,804,712

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	03/28/17	First Lien Term Loan - 8.88% (LIBOR + 7.00%, 1.00% Floor)	1.2%	$13,731,000	03/13/23	$13,531,456	$13,634,883

				1.2%	13,731,000		13,531,456	13,634,883

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 9.87% (LIBOR + 8.00%, 1.00% Floor)	2.8%	33,163,646	08/15/23	32,567,248	33,462,119
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(3)	08/15/17	Term Loan B2 - 9.87% (LIBOR + 8.00%, 1.00% Floor)	0.8%	9,395,821	08/15/23	9,226,851	9,480,383
	Harvest Hill Beverage Company	01/20/16	First Out Term Loan - 8.38% (LIBOR + 6.50%, 1.00% Floor)	7.0%	83,014,566	01/19/21	82,316,261	83,014,566

				10.6%	125,574,033		124,110,360	125,957,068

Health Care Providers & Services
	Help at Home, LLC(1)(4)	08/03/15	Term Loan B - 8.44% (LIBOR + 6.75%, 1.25% Floor)	3.2%	38,211,099	08/03/20	37,928,560	38,402,154

				3.2%	38,211,099		37,928,560	38,402,154

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	03/23/17	Delayed Draw Term Loan - 8.13% (LIBOR + 6.25%, 1.00% Floor)	1.3%	14,736,100	03/24/22	14,646,238	14,780,308
	FQSR, LLC	03/23/17	Term Loan - 8.13% (LIBOR + 6.25%, 1.00% Floor)	0.6%	6,831,000	03/24/22	6,466,917	6,851,493

				1.9%	21,567,100		21,113,155	21,631,801

	OTG Management, LLC	06/30/16	Term Loan - 10.27% (LIBOR + 9.00%, 1.00% Floor)	6.3%	75,012,754	08/26/21	73,991,495	75,162,779
	OTG Management, LLC(1)	06/30/16	Delayed Draw Term Loan - 10.98% (LIBOR + 9.00%, 1.00% Floor)	0.8%	10,291,552	08/26/21	10,291,552	10,312,135
	OTG Management, LLC	01/26/18	Incremental Delayed Draw Term Loan - 10.75% (LIBOR + 9.00%, 1.00% Floor)	0.2%	2,542,619	08/26/21	2,424,943	2,547,704

				7.3%	87,846,925		86,707,990	88,022,618

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 11.68% inc PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.5%	41,774,325	12/21/22	39,616,579	41,147,710

				12.7%	151,188,350		147,437,724	150,802,129

Household Durables
	Cedar Electronics Holdings, Corp.(4)	07/01/15	Senior Term Loan - 11.21% inc PIK (LIBOR + 6.00%, 0.50% Floor, 3.00% PIK)	1.7%	26,091,487	06/26/20	25,800,925	20,429,634

				1.7%	26,091,487		25,800,925	20,429,634

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 12.80% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	2.6%	$31,107,803	06/30/20	$30,900,333	$30,454,540
	H-D Advanced Manufacturing Company(4)	06/30/15	First Lien Last Out Term Loan - 12.80% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	9.4%	116,409,108	06/30/20	115,697,137	111,054,289

				12.0%	147,516,911		146,597,470	141,508,829

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 9.30% (LIBOR + 7.00%, 1.00% Floor)	3.9%	46,051,683	05/06/21	45,355,511	46,281,941
	ENA Holding Corporation(1)	05/06/16	Revolver - 8.88% (LIBOR + 7.00%, 1.00% Floor)	0.2%	2,242,002	05/06/21	2,242,002	2,253,212

				4.1%	48,293,685		47,597,513	48,535,153

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 8.88% (LIBOR + 7.00%, 1.00% Floor)	1.2%	14,232,969	08/28/22	13,854,848	14,375,298

				1.2%	14,232,969		13,854,848	14,375,298

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 12.45% inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	7.2%	85,707,462	06/30/20	85,148,930	85,450,339

				7.2%	85,707,462		85,148,930	85,450,339

Pharmaceuticals
	Noramco, LLC(4)	07/01/16	Senior Term Loan - 10.08% inc PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.4%	52,746,289	07/01/21	52,355,151	52,166,080

				4.4%	52,746,289		52,355,151	52,166,080

Software
	Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.)(3)	08/19/16	First Lien Term Loan - 12.27% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	2.2%	25,972,538	08/19/22	25,972,538	26,102,401
	Mavenir, Inc. (fka Xura, Inc.)	08/19/16	First Lien Term Loan - 12.27% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	5.7%	67,429,936	08/19/22	65,992,959	67,767,086
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan - 10.20% inc PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	1.9%	22,846,817	04/01/21	22,737,782	21,795,864

				9.8%	116,249,291		114,703,279	115,665,351

Technologies Hardware, Storage and Peripherals
	Quantum Corporation	10/21/16	Delayed Draw Term Loan - 12.56% inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.00% PIK)	1.3%	16,205,895	10/21/21	16,023,977	15,395,600
	Quantum Corporation	11/06/17	Incremental Delayed Draw Term Loan - 12.05% inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.00% PIK)	1.4%	16,371,429	06/30/20	14,709,110	15,847,543

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Technologies Hardware, Storage and Peripherals (con’t)
	Quantum Corporation	10/21/16	Term Loan - 12.00% inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.00% PIK)	3.3%	$41,441,401	10/21/21	$40,820,415	$39,369,331

				6.0%	74,018,725		71,553,502	70,612,474

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 13.06% (LIBOR + 10.75%, 0.50% Floor)	2.2%	27,336,750	01/28/21	27,066,263	25,860,565
	Frontier Spinning Mills, Inc.(4)	05/19/15	Last Out Term Loan B - 10.06% (LIBOR + 8.25%, 1.00% Floor)	0.8%	12,993,421	04/30/20	12,939,700	9,069,408

				3.0%	40,330,171		40,005,963	34,929,973

	Total Debt Investments Equity			96.8%			1,179,664,954	1,146,153,591

					Shares
Diversified Financial Services
	Verus Financial, LLC(5)	05/20/16	Common Stock	0.9%	8,750		7,640,647	9,879,659

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)	12/21/17	Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,344,575

Technologies Hardware, Storage and Peripherals
	Quantum Corporation	12/18/17	Common Stock	0.1%	330,814		1,417,922	1,204,163
	Quantum Corporation	12/14/17	Warrant, expires 12/14/22	0.0%	61,393		290,389	15,891

				0.1%	392,207		1,708,311	1,220,054

	Total Equity Investments			1.1%			10,728,705	12,444,288

	Total Non-Controlled/Non-Affiliated Investments*			97.9%			1,190,393,659	1,158,597,879

							Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(3)(6)		Preferred membership interests	24.1%	261,154		261,153,674	285,629,564
			Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			24.1%			261,153,674	285,629,564

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.55%			3.9%	45,625,398		45,625,398	45,625,398

	Total Investments 125.9%						$1,497,172,731	$1,489,852,841

	Net unrealized depreciation on unfunded commitments (0.0%)							$(308,625)
	Liabilities in Excess of Other Assets (25.9%)							$(305,787,348)

	Net Assets 100.0%							$1,183,756,868

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2018

*	The fair value of the Quantum Corporation Common Stock held by the Company represents the quoted market price as of March 31, 2018 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(1)	Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier then the maturity date of the investment stated above. See Note 5 - Commitments and Contingencies.
(2)	The 2% PIK is on accrual, the 10% portion is on non-accrual as of March 31, 2018.
(3)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2018, $321,846,793 or 21.0% of the Company’s total assets were represented by “non-qualifying assets.”
(4)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(5)	Holdings of Verus Financial, LLC common stock are through Verus Holdings LLC, a special purpose vehicle.
(6)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
Prime - Prime Rate

Country Breakdown of Portfolio
United States	97.6%
United Kingdom	1.8%
Canada	0.6%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.57% (LIBOR + 7.00%, 1.00% Floor)	4.3%	$54,824,000	04/20/22	$53,763,399	$55,372,240

				4.3%	54,824,000		53,763,399	55,372,240

Chemicals
	Vertellus Performance Chemicals LLC(1)	09/22/17	First Lien Term Loan - 8.32% (LIBOR + 6.75%, 1.25% Floor)	3.3%	42,076,364	09/22/22	41,132,324	41,655,600

				3.3%	42,076,364		41,132,324	41,655,600

Commercial Services & Supplies
	School Specialty, Inc.(1)	04/07/17	Delayed Draw Term Loan - 7.81% (LIBOR + 6.25%, 1.00% Floor)	0.5%	5,643,846	04/07/22	5,643,846	5,677,709
	School Specialty, Inc.	04/07/17	Term Loan - 7.71% (LIBOR + 6.25%, 1.00% Floor)	3.4%	43,513,046	04/07/22	42,636,070	43,774,125

				3.9%	49,156,892		48,279,916	49,451,834

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.11% (LIBOR + 6.75%, 1.25% Floor)	1.2%	15,943,681	07/18/23	15,649,247	15,561,033

				1.2%	15,943,681		15,649,247	15,561,033

Distributors
	ASC Acquisition Holdings, LLC(1)	12/16/16	First Lien Term Loan - 8.89% (LIBOR + 7.50%, 1.00% Floor)	2.4%	31,942,266	12/15/21	31,436,772	31,015,940

				2.4%	31,942,266		31,436,772	31,015,940

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.82% (LIBOR + 5.25%, 1.25% Floor)	1.4%	17,166,352	07/01/19	17,139,337	17,166,352

				1.4%	17,166,352		17,139,337	17,166,352

Diversified Financial Services
	Patriot National, Inc.	11/09/16	First Lien Term Loan - 12.00% inc PIK (PRIME + 5.50%, 3.00% Floor, 2.00% PIK)	0.1%	913,180	11/09/21	913,180	644,705
	Patriot National, Inc.	11/09/16	First Lien Term Loan - 12.00% inc PIK (PRIME + 5.50%, 3.00% Floor, 2.00% PIK)	2.5%	45,796,009	11/09/21	45,512,536	32,331,983

				2.6%	46,709,189		46,425,716	32,976,688

	Verus Financial, LLC	04/11/16	First Lien Term Loan - 8.95% (LIBOR + 7.25%, 0.75% Floor)	1.3%	16,734,375	04/12/21	16,515,332	16,684,172

				3.9%	63,443,564		62,941,048	49,660,860

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	03/28/17	First Lien Term Loan - 8.57% (LIBOR + 7.00%, 1.00% Floor)	1.1%	$13,765,500	03/13/23	$13,555,491	$13,627,845

				1.1%	13,765,500		13,555,491	13,627,845

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 9.44% (LIBOR + 8.00%, 1.00% Floor)	2.6%	33,246,972	08/15/23	32,621,648	32,881,255
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 - 9.44% (LIBOR + 8.00%, 1.00% Floor)	0.7%	9,419,428	08/15/23	9,242,264	9,315,814
	Harvest Hill Beverage Company	01/20/16	First Out Term Loan - 8.07% (LIBOR + 6.50%, 1.00% Floor)	6.6%	84,157,361	01/19/21	83,387,224	83,820,732

				9.9%	126,823,761		125,251,136	126,017,801

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B - 8.84% (LIBOR + 7.50%, 1.25% Floor)	3.7%	46,554,054	08/03/20	46,184,725	46,786,824

				3.7%	46,554,054		46,184,725	46,786,824

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	03/23/17	Delayed Draw Term Loan - 7.95% (LIBOR + 6.25%, 1.00% Floor)	1.0%	13,662,000	03/24/22	13,662,000	13,634,676
	FQSR, LLC	03/23/17	Term Loan - 7.95% (LIBOR + 6.25%, 1.00% Floor)	0.5%	6,848,250	03/24/22	6,460,623	6,834,553

				1.5%	20,510,250		20,122,623	20,469,229

	OTG Management, LLC(1)	06/30/16	Delayed Draw Term Loan - 9.98% (LIBOR + 8.50%, 1.00% Floor)	0.6%	7,286,419	08/26/21	7,286,419	7,279,132
	OTG Management, LLC	06/30/16	First Lien Term Loan - 9.88% (LIBOR + 8.50%, 1.00% Floor)	5.9%	75,012,754	08/26/21	73,917,551	74,937,741

				6.5%	82,299,173		81,203,970	82,216,873

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 11.64% inc PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.2%	42,090,000	12/21/22	39,790,887	40,574,760

				11.2%	144,899,423		141,117,480	143,260,862

Household Durables
	Cedar Electronics Holdings, Corp.(3)	07/01/15	Senior Term Loan - 10.67% inc PIK (LIBOR + 6.00%, 0.50% Floor, 3.00% PIK)	1.3%	23,103,293	06/26/20	22,839,243	17,119,540

				1.3%	23,103,293		22,839,243	17,119,540

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 12.19% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	2.4%	31,019,030	06/30/20	30,788,816	30,491,706

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates (con’t)
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan - 12.19% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	8.5%	$114,839,275	06/30/20	$114,049,255	$108,752,793

				10.9%	145,858,305		144,838,071	139,244,499

Information Technology Services
	ENA Holding Corporation(1)	05/06/16	First Lien Term Loan - 8.69% (LIBOR + 7.00%, 1.00% Floor)	2.2%	28,205,599	05/06/21	27,880,298	28,205,599

				2.2%	28,205,599		27,880,298	28,205,599

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 8.57% (LIBOR + 7.00%, 1.00% Floor)	1.2%	14,510,234	08/28/22	14,103,199	14,785,929

				1.2%	14,510,234		14,103,199	14,785,929

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 12.09% inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	6.9%	89,797,392	06/30/20	89,142,751	88,181,039

				6.9%	89,797,392		89,142,751	88,181,039

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan - 9.72% inc PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.1%	53,784,989	07/01/21	53,355,500	52,655,505

				4.1%	53,784,989		53,355,500	52,655,505

Software
	Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.)(2)	08/19/16	First Lien Term Loan - 11.89% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	2.0%	25,974,225	08/19/22	25,974,225	25,792,405
	Mavenir, Inc. (fka Xura, Inc.)	08/19/16	First Lien Term Loan - 11.89% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	5.3%	67,431,025	08/19/22	65,909,677	66,959,008
	Quicken Parent Corp.	04/01/16	First Lien Term Loan - 10.35% inc PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	1.8%	23,267,580	04/01/21	23,147,248	22,592,820
	Quicken Parent Corp.(1)	04/01/16	Revolver - 10.18% (LIBOR + 8.50%, 1.00% Floor)	0.0%	345,000	04/01/21	345,000	331,890

				1.8%	23,612,580		23,492,248	22,924,710

				9.1%	117,017,830		115,376,150	115,676,123

Technologies Hardware, Storage and Peripherals
	Quantum Corporation	10/21/16	Delayed Draw Term Loan - 9.65% (LIBOR + 8.25%, 1.00% Floor)	1.3%	16,371,429	10/21/21	16,174,444	16,093,114
	Quantum Corporation	10/21/16	Incremental Delayed Draw Term Loan - 9.65% (LIBOR + 8.25%, 1.00% Floor)	1.3%	16,371,429	06/30/20	15,038,649	16,174,972

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Technologies Hardware, Storage and Peripherals (con’t)
	Quantum Corporation	10/21/16	Term Loan - 9.62% (LIBOR + 8.25%, 1.00% Floor)	3.1%	$40,928,571	10/21/21	$40,256,156	$40,314,643

				5.7%	73,671,429		71,469,249	72,582,729

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 12.20% (LIBOR + 10.50%, 0.50% Floor)	2.0%	27,695,500	01/28/21	27,397,588	25,479,860
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B - 9.57% (LIBOR + 8.25%, 1.00% Floor)	0.6%	13,004,548	04/30/20	12,944,409	8,023,806

				2.6%	40,700,048		40,341,997	33,503,666

	Total Debt Investments			90.3%			1,175,797,333	1,151,531,820

					Shares
	Equity
Diversified Financial Services
	Verus Financial, LLC(4)	05/20/16	Common Stock	0.7%	8,750		7,779,536	9,194,318
Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)	12/21/17	Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,345,231
Technologies Hardware, Storage and Peripherals
	Quantum Corporation	12/18/17	Common Stock	0.1%	161,784		871,974	910,844
	Quantum Corporation	12/14/17	Warrant, expires 12/14/22	0.0%	108,052		294,237	311,476

	Total Equity Investments			0.9%			10,325,494	11,761,869

	Total Non-Controlled/Non-Affiliated Investments*			91.2%			1,186,122,827	1,163,293,689

							Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(5)		Preferred membership interests	20.4%	239,554		239,553,673	259,698,273
			Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			20.4%			239,553,673	259,698,273

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			0.0%	4,556		4,556	4,556

	Total Investments 111.6%						$1,425,681,056	$1,422,996,518

	Net unrealized depreciation on unfunded commitments ((0.0%))							$(530,006)

	Liabilities in Excess of Other Assets (11.6%)							$(147,046,261)

	Net Assets 100.0%							$1,275,420,251

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

*	The fair value of the Quantum Corporation Common Stock held by the Company represents the quoted market price as of December 31, 2017 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of the remaining non-controlled/non-affiliated investments were determined using significant unobservable inputs and are considered to be Level 3 investments within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(1)	Excluded from the investment above is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier then the maturity date of the investment stated above. See Note 5 - Commitments and Contingencies.
(2)	The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2017, $295,442,306 or 17.9% of the Company’s total assets were represented by “non-qualifying assets.”
(3)	In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.
(4)	Holdings of Verus Financial, LLC common stock are through Verus Holdings LLC, a special purpose vehicle
(5)	As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
PRIME - Prime Rate

Country Breakdown of Portfolio
United States	97.5%
United Kingdom	1.8%
Canada	0.7%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2018 (unaudited)	As of December 31, 2017
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $1,190,394 and $1,186,123, respectively)	$1,158,598	$1,163,294
Controlled affiliated investments (cost of $261,154 and $239,554, respectively)	285,630	259,698
Cash and cash equivalents	74,210	209,784
Interest receivable	11,806	12,485
Deferred financing costs	7,754	8,698
Receivable from Investment Adviser	1,203	1,203
Prepaid and other assets	41	95

Total Assets	$1,539,242	$1,655,257

Liabilities
Credit facility payable	$353,000	$378,000
Unrealized depreciation on unfunded commitments	1,063	530
Interest and credit facility expense payable	309	418
Directors’ fees payable	61	—
Other accrued expenses and other liabilities	1,052	889

Total Liabilities	$355,485	$379,837

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(309,125)
Common Unitholders’ return of capital	(394,008)	(394,008)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,215)	(9,215)

Common Unitholders’ capital	1,200,269	1,300,269
Accumulated net realized loss	(20,543)	(20,543)
Accumulated net investment income (loss)	11,660	(1,091)
Net unrealized depreciation on investments	(7,629)	(3,215)

Total Members’ Capital	$1,183,757	$1,275,420

Total Liabilities and Members’ Capital	$1,539,242	$1,655,257

Net Asset Value Per Unit (accrual base) (Note 9)	$79.11	$78.70

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Investment Income:
Interest income from non-controlled/non-affiliated investments	$30,014	$26,874
Interest income from non-controlled/non-affiliated investments paid-in-kind	5,410	2,240
Dividend income from controlled affiliated investments	6,339	4,850

Total investment income	$41,763	$33,964

Expenses:
Interest and credit facility expenses	5,669	3,789
Management fees	2,673	7,551
Administrative fees	320	308
Professional fees	186	126
Directors’ fees	83	77
Other expenses	81	66

Total expenses	9,012	11,917

Net investment income	$32,751	$22,047

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non-affiliated investments	$—	$259
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(8,746)	(11,424)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	4,332	59

Net realized and unrealized loss on investments	$(4,414)	$(11,106)

Net increase in Members’ Capital from operations	$28,337	$10,941

Basic and diluted:

Income per unit	$1.40	$0.54

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	$32,751	$22,047
Net realized gain on investments	—	259
Net change in unrealized appreciation/depreciation on investments	(4,414)	(11,365)

Net Increase in Members’ Capital from Operations	28,337	10,941

Distributions to Members from:
Net investment income	(20,000)	(20,000)
Return of capital	—	(96,492)
Return of unused capital	(100,000)	—

Total Distributions to Members	(120,000)	(116,492)

Increase in Members’ Capital Resulting from Capital Activity
Contributions	—	541,492

Total Increase in Members’ Capital Resulting from Capital Activity	—	541,492

Total (Decrease) Increase in Members’ Capital	(91,663)	435,941

Members’ Capital, beginning of period	1,275,420	963,104

Members’ Capital, end of period	$1,183,757	$1,399,045

Accumulated net investment gain	$11,660	$1,501

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$28,337	$10,941
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(52,205)	(104,578)
Interest income paid in-kind	(5,410)	(2,240)
Proceeds from sales and paydowns of investments	33,407	46,078
Net realized (gain) loss on investments	—	(259)
Change in net unrealized appreciation/depreciation on investments	4,414	11,365
Amortization of premium and accretion of discount, net	(1,663)	(1,018)
Amortization of deferred financing costs	944	563
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	679	(583)
(Increase) decrease in receivable from Investment Adviser	—	101
(Increase) decrease in prepaid and other assets	54	(3,029)
Increase (decrease) in investments purchased payable	—	(3,840)
Increase (decrease) in interest and credit facility expense payable	645	(69)
Increase (decrease) in directors’ fees payable	61	60
Increase (decrease) in management fees payable	—	7,551
Increase (decrease) in other accrued expenses and liabilities	163	(329)

Net cash provided by (used in) operating activities	$9,426	$(39,286)

Cash Flows from Financing Activities
Contributions from Members	$—	$425,000
Unused contributions returned to Members	(100,000)	—
Distributions to Members	(20,000)	—
Proceeds from credit facility	—	158,000
Repayments of credit facility	(25,000)	(444,696)

Net cash (used in) provided by financing activities	$(145,000)	$138,304

Net (decrease) increase in cash and cash equivalents	$(135,574)	$99,018
Cash and cash equivalents, beginning of period	$209,784	$214,913

Cash and cash equivalents, end of period	$74,210	$313,931

Supplemental and non-cash financing activities
Interest expense paid	$3,727	$3,094
Deemed distribution/re-contribution from Members (Note 9)	$—	$(116,492)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

March 31, 2018

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

Throughout 2017, the Company formed several Delaware limited liability companies, all of which have a single member interest owned by the Company. In 2018, the Company cancelled all but one of its wholly-owned Delaware limited liability companies.

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

March 31, 2018

1. Organization and Basis of Presentation (continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$2,013,470	$409,125	79.7%	20,134,698

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to 75% of the principal amount or the cost portion of any Portfolio Investment that is fully repaid to or otherwise fully recouped by the Company within one year of the Company’s investment. The Recallable Amount is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of March 31, 2018 was $100,875.

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

March 31, 2018

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At March 31, 2018 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. This update is effective for fiscal years beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The amendments in this update makes improvements to the requirements for accounting for equity investments and simplify the impairment assessment of equity investments. For public entities this update is effective for fiscal years beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted: In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instrument —Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide a variety of technical corrections and improvements to how entities should account for financial instruments and shorten the amortization period for certain callable debt securities held at premium. For public entities, this update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years beginning after June 15, 2018. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

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

March 31, 2018

3. Investment Valuations and Fair Value Measurements (continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2018:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$1,146,154	$—	$1,146,154
Equity	1,204	—	11,240	—	12,444
Investment Funds & Vehicles (1)	—	—	—	285,630	285,630
Cash equivalents	45,625	—	—	—	45,625

Total Assets	$46,829	$—	$1,157,394	$285,630	$1,489,853

(1)	Includes equity investments in Strategic Ventures. In accordance with ASC Topic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statement of Assets and Liabilities.

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

March 31, 2018

3. Investment Valuations and Fair Value Measurements (continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2018:

	Debt	Equity	Total
Balance, January 1, 2018	$1,151,532	$10,851	$1,162,383
Purchases*	34,927	542	35,469
Sales and paydowns of investments	(32,722)	(685)	(33,407)
Accretion of original issue discounts	1,663	—	1,663
Net change in unrealized appreciation/depreciation	(9,246)	532	(8,714)

Balance, March 31, 2018	$1,146,154	$11,240	$1,157,394

Change in net unrealized appreciation/depreciation in investments held as of March 31, 2018	$(9,024)	$(532)	$(8,492)

*	Includes payments received in-kind

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2018 and 2017, the Company did not have any transfers between levels.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

3. Investment Valuations and Fair Value Measurements (continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2018.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$772,674	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	6.9% to 22.8% B+ to CCC-	12.0% N/A	Decrease Increase
Debt	$322,802	Income Method	Shadow Credit Rating	BB- to CCC	N/A	Increase
Debt	$41,609	Market/Waterfall Method	EBITDA Multiple Revenue Multiple	5.0x to 8.0x 1.0x to 1.2x	N/A N/A	Increase Increase
Debt	$9,069	Income/Market/ Waterfall Method	Weighted Average Cost of Capital Shadow Credit Rating EBITDA Multiple	25.0% to 30.0% CCC- to CC 7.0x to 8.0x	27.5% N/A N/A	Decrease Increase Increase
Equity	$16	Income Method	Implied Volatility Risk Free Rate Expected Term	69.2% 1.92% to 2.08% 0.5 yrs. to 1.0 yrs.	N/A N/A 0.75 yrs.	Increase Increase Increase
Equity	$11,224	Market/Waterfall Method	EBITDA Multiple	4.5x to 12.0x	N/A	Increase

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

3. Investment Valuations and Fair Value Measurements (continued)

Unless noted, the Company is utilizing the midpoint of a valuation range provided by an external, independent valuation firm. Based on its review of the external, independent valuation firm’s range and related documentation, the Adviser documents the valuation recommendations. The Adviser discusses its valuation recommendation with the Company’s audit committee, based on/along with the independent valuation report. After the Company’s audit committee reviews the valuation recommendations, the Board discusses the portfolio company and investment valuations with the Adviser and determines the fair value of these investments in good faith. The Board may approve a value other than the midpoint if it believes that is the fair value.

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

Management Fee: Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser will manage the Company’s day-to-day operations and provide investment advisory services to the Company. The Company will pay to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the Closing Period, and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period will be calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually funded. The actual payment of the Management Fee with respect to the Closing Period will not be made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company will begin on the initial closing date and end on the earlier of (a) three years from the initial closing date and (b) the date on which the undrawn Commitment of each Common Unit has been reduced to zero. While the Management Fee will accrue from the initial closing date, the Adviser intends to defer payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by the Company’s investments.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

4. Agreements and Related Party Transactions (continued)

For the three months ended March 31, 2018 and 2017, Management Fees incurred amounted to $2,673 and $7,551, respectively, of which $0 and $7,551 remained payable at March 31, 2018 and 2017, respectively.

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

Since inception of the Company, the Adviser was paid $827 in such fees, all of which were paid as of December 31, 2017. In accordance with the limited liability company agreement, $175 was applied towards management fees for the year ended December 31, 2017 and $652 of such fees had been recorded as fee income during the year ended December 31, 2016. No fees were paid to the Adviser during the three months ended March 31, 2018.

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

(c) Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to Common Unitholders until such time as the cumulative Incentive Fee paid to the Adviser is equal to 20% of the sum of (i) the amount by which the Hurdle exceeds the aggregate capital contributions of the Common Unitholders in respect of all Common Units and (ii) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (c); and

(d) Thereafter, the Adviser will be entitled to an Incentive Fee equal to 20% of additional amounts otherwise distributable to Common Unitholders, with the remaining 80% distributed to the Common Unitholders.

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the Common Unitholders.

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

For the three months ended March 31, 2018 and 2017, no Incentive Fees were incurred.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

4. Agreements and Related Party Transactions (continued)

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

The Company, and indirectly the Unitholders, will bear (including by reimbursing the Adviser or Administrator) all other costs and expenses of its operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of the Company’s counsel and accounting fees. However, the Company will not bear (a) more than an amount equal to 10 basis points of the aggregate Commitments of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of the aggregate Commitments of the Company per annum (pro-rated for partial years) for its costs and expenses other than ordinary operating expenses (“Company Expenses”), including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser. All expenses that the Company will not bear will be borne by the Adviser or its affiliates. Notwithstanding the foregoing, the cap on Company Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap), amounts payable in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to the liquidation of the Company, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments).

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

The Company’s investments in controlled affiliated investments as of March 31, 2018 along with the transactions during the three months ended March 31, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of March 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$—	$4,332	$285,630	$6,339	$—

Total Controlled Affiliates	$259,698	$21,600	$—	$4,332	$285,630	$6,339	$—

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

4. Agreements and Related Party Transactions (continued)

The Company’s investments in controlled affiliated investments as of December 31, 2017 along with transactions during the year ended December 31, 2017 were as follows:

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2017	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

For the three months March 31, 2018 and the year ended December 31, 2017, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company recognized $0.0 million and $1.4 million of net realized gain distributions from TCW Strategic Ventures. The net realized gain during the year ended December 31, 2017 reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of March 31, 2018 and December 31, 2017:

		March 31, 2018		December 31, 2017
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
ASC Acquisition Holdings, LLC	December 2021	$11,208	$79	$11,207	$326
ENA Holding Corporation	May 2021	5,765	—	4,804	19
FQSR, LLC	May 2022	7,362	7	2,415	17
Help At Home, LLC	August 2020	14,865	—	6,757	—
OTG Management, LLC	August 2021	5,713	46	3,005	30
Patriot National, Inc.	May 2018	1,783	—	N/A	N/A
Quicken Parent Corp.	April 2021	863	40	518	15
Ruby Tuesday, Inc.	December 2022	4,575	82	4,575	41
School Specialty, Inc.	April 2019	6,450	13	6,450	19
Vertellus Performance Chemicals LLC	September 2019	4,218	42	4,218	63

Total		$62,802	$309	$43,949	$530

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2018, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2018, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

6. Members’ Capital

During the three months ended March 31, 2018 and 2017, the Company did not sell or issue any Common Units. The activity for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Units at beginning of period	20,134,698	20,134,698

Units issued and committed at end of period	20,134,698	20,134,698

For the three months ended March 31, 2018 and 2017, the Company processed $0 and $116,492, respectively, of deemed distributions and re-contributions.

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2018, the Company was in compliance with such covenants.

As of March 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $654 million. As of December 31, 2017, the Available Commitment was $727 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members. As of March 31, 2018 and December 31, 2017, the amounts outstanding under the Credit Facility were $353 million and $378 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2018 and December 31, 2017, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of March 31, 2018 and December 31, 2017, $7.8 million and $8.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

7. Credit Facility (continued)

The summary information regarding the Credit Facility for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Credit facility interest expense	$3,771	$3,037
Unused fees	938	170
Administrative fees	16	19
Amortization of deferred financing costs	944	563

Total	$5,669	$3,789

Weighted average interest rate	4.07%	2.53%
Average outstanding balance	$370,778	$479,570

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

As of March 31, 2018 and December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2018	December 31, 2017
Cost of investments for federal income tax purposes	$1,451,547	$1,445,098
Unrealized appreciation	$40,722	$31,987
Unrealized depreciation	$48,042	$54,788
Net unrealized depreciation on investments	$(7,320)	$(22,801)

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2018 and 2017 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Three Months Ended March 31,
	2018	2017
Net Asset Value Per Unit (accrual base), Beginning of Period	$78.70	$93.55
Income from Investment Operations:
Net investment income(1)	1.63	1.09
Net realized and unrealized (loss)	(0.23)	(0.55)

Total from investment operations	1.40	0.54
Less Distributions:
From net investment income	(0.99)	(0.99)
Return of capital	(0.00)	(4.79)

Total distributions(2)	(0.99)	(5.78)

Net Asset Value Per Unit (accrual base), End of Period	$79.11	$88.31

Common Unitholder Total Return(3)(4)	2.4%	1.2%

Common Unitholder IRR(5)	7.2%	4.5%

Ratios and Supplemental Data
Members’ Capital, end of period	$1,183,757	$1,399,045
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	2.96%	4.49%
Ratio of net expenses to average net assets(6)	2.96%	4.49%
Ratio of financing cost to average net assets(4)	0.46%	0.35%
Ratio of net investment income before expense recapture to average net assets(6)	10.74%	8.30%
Ratio of net investment income to average net assets(6)	10.74%	8.30%
Credit facility payable	$353,000	$303,304
Asset coverage ratio	4.4	5.6
Portfolio turnover rate(4)	2.0%	3.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2018 and 2017.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)	The Total Return for the three months ended March 31, 2018 and 2017 was calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.
(4)	Not annualized.
(5)	The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.2% through March 31, 2018. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)	Annualized except for organizational costs.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

March 31, 2018

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of The TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•	our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 22, 2018 and elsewhere in this report.

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

Throughout 2017, the Company formed several Delaware limited liability companies, all of which have a single member interest owned by us. In 2018, we cancelled all but one of our wholly-owned Delaware limited liability companies.

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

Investment Activity

As of March 31, 2018 and December 31, 2017, our non-controlled/non-affiliated portfolio consisted of 26 debt and three equity investments. Based on fair values as of March 31, 2018 and December 31, 2017, our non-controlled/non-affiliated portfolio was 99.0% invested in debt investments which were mostly senior secured, first lien term loans and 1.0% in equity investments comprised of common stock and warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of March 31, 2018:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	13%
Industrial Conglomerates	12%
Food Products	11%
Software	10%
Metals & Mining	7%
Technologies Hardware, Storage and Peripherals	6%
Auto Components	5%
Pharmaceuticals	5%
Information Technology Services	4%
Diversified Financial Services	4%
Commercial Services & Supplies	4%
Chemicals	4%
Health Care Providers & Services	3%
Textiles, Apparel & Luxury Goods	3%
Distributors	2%
Household Durables	2%
Diversified Consumer Services	2%
Internet & Direct Marketing Retail	1%
Construction & Engineering	1%
Diversified Telecommunication Services	1%
Computers & Peripherals	0%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $35.4 million and $29.1 million for the three months ended March 31, 2018 and 2017, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Total investment income	$41,763	$33,964
Expenses	9,012	11,917

Net investment income	32,751	22,047
Net realized gain on non-controlled/non-affiliated investments	—	259
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(8,746)	(11,424)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	4,332	59

Net increase in Members’ Capital from operations	$28,337	$10,941

Total investment income

Total investment income for the three months ended March 31, 2018 and 2017 was $41.8 million and $34.0 million, respectively, and included interest income from non-controlled/non-affiliated investments of $35.4 million and $29.1 million, respectively, as well as dividend income of $6.4 million and $4.9 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015.

Net investment income

Net investment income for the three months ended March 31 2018 and 2017 was $32.8 million and $22.0 million, respectively. The net investment income for the three months ended March 31, 2018 is primarily attributable to the increase in investment yield. The net investment income for the three months ended March 31, 2017 is primarily attributable to current operations and the increase in the number of debt investments as of March 31, 2017 (25 debt investments) compared to March 31, 2016 (14 debt investments).

Operating expenses for the three months ended March 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Expenses
Interest and credit facility expenses	$5,669	$3,789
Management fees	2,673	7,551
Administrative fees	320	308
Professional fees	186	126
Directors’ fees	83	77
Other expenses	81	66

Total expenses	$9,012	$11,917

Our total operating expenses were $9.0 million and $11.9 million for the three months ended March 31, 2018 and 2017, respectively. Our operating expenses include management fees attributed to the Adviser of $2.7 million and $7.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in management fees during the current quarter compared to the three months ended March 31, 2017 is due to the expiration of the Commitment Period, which changed the quarterly calculation of management fees from 0.375% of aggregate commitments to 0.1875% of aggregate cost basis of investments. Interest and credit facility expenses increased during the quarter compared to the three months ended March 31, 2017 due to a higher weighted average interest rate during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net realized gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended March 31, 2018 and 2017 was $0.0 million and $0.3 million, respectively. No realized gains or losses were recognized during the three months ended March 31, 2018 as none of our investments were sold during the quarter. All investment dispositions during the quarter were due to contractually scheduled paydowns. Our net realized gain on non-controlled/non-affiliated investments during the three months ended March 31, 2017 was primarily due to the realization of gains related to our term loans to Harvest Hill Beverage Company.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended March 31, 2018 and 2017 was ($8.7) million and ($11.4) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2018 was primarily due to our term loans to Patriot National. Inc., which recorded an unrealized depreciation of $14.1 million during the quarter. This was partially offset by our term loans to Pace Industries, Inc., and Frontier Spinning Mills, Inc. which recorded increases in fair value of $1.2 million and $1.1 million, respectively, as well as other mark to market adjustments. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2017 was primarily due to our term loans to Pace Industries, H-D Manufacturing, Patriot National, Inc., and Cedar Electronics Holdings, Corp, which recorded decreases in fair value of $3.2 million, $2.1 million, $1.5 million and $1.1 million, respectively, as well as other mark to market adjustments.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments was $4.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three months ended March 31, 2018 and 2017 is primarily attributable to loans originated in 2018 and 2017, respectively, as well as undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended March 31, 2018 and 2017 was $28.3 million and $10.9 million, respectively. The increase during the three months ended March 31, 2018 is primarily attributable to higher investment income resulting from higher investment yields coupled with lower management fees. The increase during the three months ended March 31, 2017 is primarily attributable to higher investment income from a larger investment portfolio, compared to the three months ended March 31, 2016.

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

The Company’s investments in controlled affiliated investments as of March 31, 2018 along with the transactions during the three months ended March 31, 2018 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of March 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$—	$4,332	$285,630	$6,339	$—

Total Controlled Affiliates	$259,698	$21,600	$—	$4,332	$285,630	$6,339	$—

The Company’s investments in controlled affiliated investments as of December 31, 2017 along with transactions during the year ended December 31, 2017 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2017	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

For the three months March 31, 2018 and the year ended December 31, 2017, we did not recognize any realized gains (losses) on controlled affiliated investments. During the three months ended March 31, 2018 and the year ended December 31, 2017, we recognized $0.0 million and $1.4 million of net realized gain distributions from TCW Strategic Ventures. The net realized gain during the year ended December 31, 2017 reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

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

As of March 31, 2018 and December 31, 2017, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2018	December 31, 2017
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$309,125
Percentage of commitments funded	79.7%	84.6%
Units	20,134,698	20,134,698

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2018, we were in compliance with such covenants.

As of March 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $654 million. As of December 31, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $727 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of our Members.

As of March 31, 2018 and December 31, 2017, the amounts outstanding under the Credit Facility were $353 million and $378 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2018 and December 31, 2017, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. These costs have been recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility. As of March 31, 2018 and December 31, 2017, $7.6 million and $8.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2018 and 2017 is as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Borrowing interest expense	$3,771	$3,037
Unused fees	938	170
Administrative fees	16	19
Amortization of deferred financing costs	944	563

Total	$5,669	$3,789

Weighted average interest rate	4.07%	2.53%
Average outstanding balance	$370,778	$479,570

A summary of our contractual payment obligations as of March 31, 2018 and December 31, 2017 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2018	$750,000	$353,000	$301,000
Total Debt Obligations – December 31, 2017	$750,000	$378,000	$349,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized losses as of March 31, 2018 December 31, 2017 and by investment (dollar amounts in thousands):

		March 31, 2018		December 31, 2017
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
ASC Acquisition Holdings, LLC	December 2021	$11,208	$79	$11,207	$326
ENA Holding Corporation	May 2021	5,765	—	4,804	19
FQSR, LLC	May 2022	7,362	7	2,415	17
Help At Home, LLC	August 2020	14,865	—	6,757	—
OTG Management, LLC	August 2021	5,713	46	3,005	30
Patriot National, Inc.	May 2018	1,783	—	N/A	N/A
Quicken Parent Corp.	April 2021	863	40	518	15
Ruby Tuesday, Inc.	December 2022	4,575	82	4,575	41
School Specialty, Inc.	April 2019	6,450	13	6,450	19
Vertellus Performance Chemicals LLC	September 2019	4,218	42	4,218	63

Total		$62,802	$309	$43,949	$530

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of March 31, 2018 and December 31, 2017, the Company’s unfunded commitment to TCW Strategic Ventures was $219.6 million and $241.2 million, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At March 31, 2018, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2018, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2018 consolidated balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$45,246	$10,737	$34,509
Up 200 basis points	30,164	7,158	23,006
Up 100 basis points	15,082	3,579	11,503
Down 100 basis points	(2,069)	(3,738)	1,669
Down 200+ basis points	(707)	(6,855)	6,148

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a)	Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months ended March 31, 2018 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 8, 2018	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 8, 2018	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer