Form 10-Q
period 2018-06-30
TCW Direct Lending LLC
filed 2018-08-13
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

The number of the Registrant’s common units outstanding at August 13, 2018 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments
	Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.60% (LIBOR + 6.50%, 1.00% Floor)	4.7%	$51,323,117	04/20/22	$50,444,724	$51,528,410

				4.7%	51,323,117		50,444,724	51,528,410

Chemicals
	Ascensus Specialties LLC (fka Vertellus Performance Chemicals LLC)(1)	09/22/17	First Lien Term Loan - 8.85% (LIBOR + 6.75%, 1.25% Floor)	3.8%	41,865,455	09/22/22	41,024,709	42,032,916

				3.8%	41,865,455		41,024,709	42,032,916

Commercial Services & Supplies
	School Specialty, Inc.(1)	04/07/17	Delayed Draw Term Loan - 8.10% (LIBOR + 6.00%, 1.00% Floor)	0.5%	5,538,024	04/07/22	5,538,024	5,565,714
	School Specialty, Inc.	04/07/17	Term Loan - 8.09% (LIBOR + 6.00%, 1.00% Floor)	3.7%	39,814,077	04/07/22	39,104,939	40,013,148

				4.2%	45,352,101		44,642,963	45,578,862

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.73% (LIBOR + 6.75%, 1.25% Floor)	1.0%	13,356,593	07/18/23	13,131,993	11,486,670

				1.0%	13,356,593		13,131,993	11,486,670

Distributors
	ASC Acquisition Holdings, LLC(1)	12/16/16	First Lien Term Loan - 9.86% (LIBOR + 7.50%, 1.00% Floor)	2.2%	24,096,797	12/15/21	23,763,259	23,807,635

				2.2%	24,096,797		23,763,259	23,807,635

Diversified Financial Services
	Patriot National, Inc.(1)	03/06/18	DIP Term Loan - 12.50% (PRIME + 7.50%, 3.00% Floor)	0.3%	3,281,614	07/16/18	3,281,614	3,281,614
	Patriot National, Inc.(2)	11/09/16	First Lien Term Loan (PRIME + 5.50%, 3.00% Floor)	1.7%	46,784,991	11/09/21	46,537,957	18,854,351
	Verus Analytics, LLC (fka Verus Financial, LLC)	04/11/16	First Lien Term Loan - 9.50% (PRIME + 4.50%, 3.50% Floor)	1.5%	16,515,625	04/12/21	16,332,134	16,515,625

				3.5%	66,582,230		66,151,705	38,651,590

Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	03/28/17	Term Loan A2 - 9.09% (LIBOR + 7.00%, 1.00% Floor)	1.5%	16,142,304	03/13/23	15,953,788	16,077,734

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services (con’t)
	Alaska Communications Systems Holdings, Inc.	05/08/18	Term Loan A1 - 7.09% (LIBOR + 5.00%, 1.00% Floor)	0.1%	$1,423,125	03/13/22	$1,423,534	$1,417,433

				1.6%	17,565,429		17,377,322	17,495,167

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 10.33% (LIBOR + 8.00%, 1.00% Floor)	3.0%	33,080,320	08/15/23	32,513,014	32,517,955
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(3)	08/15/17	Term Loan B2 - 10.33% (LIBOR + 8.00%, 1.00% Floor)	0.8%	9,372,213	08/15/23	9,211,486	9,212,885
	Harvest Hill Beverage Company	01/20/16	First Out Term Loan - 8.60% (LIBOR + 6.50%, 1.00% Floor)	7.5%	81,871,771	01/19/21	81,244,300	81,871,771

				11.3%	124,324,304		122,968,800	123,602,611

Health Care Providers & Services
	Help at Home, LLC(1)(4)	08/03/15	Term Loan B - 9.06% (LIBOR + 6.75%, 1.25% Floor)	3.5%	38,008,396	08/03/20	37,757,052	38,198,438

				3.5%	38,008,396		37,757,052	38,198,438

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	Term Loan - 7.86% (LIBOR + 5.50%, 1.00% Floor)	2.2%	24,569,351	05/14/23	23,781,575	24,495,643
	OTG Management, LLC	06/30/16	Term Loan - 11.36% (LIBOR + 9.00%, 1.00% Floor)	6.9%	75,012,754	08/26/21	74,066,262	75,387,817
	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 11.36% (LIBOR + 9.00%, 1.00% Floor)	1.0%	10,291,552	08/26/21	10,291,552	10,343,009
	OTG Management, LLC(1)	01/26/18	Incremental Delayed Draw Term Loan - 11.37% (LIBOR + 9.00%, 1.00% Floor)	0.6%	6,560,176	08/26/21	6,451,116	6,592,977

				8.5%	91,864,482		90,808,930	92,323,803

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 12.33% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.7%	41,424,140	12/21/22	39,406,051	40,719,930

				14.4%	157,857,973		153,996,556	157,539,376

Household Durables
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan - 9.98% (LIBOR + 8.00%, 1.50% Floor)	1.7%	19,200,000	03/01/25	19,003,160	19,200,000

				1.7%	19,200,000		19,003,160	19,200,000

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 12.83% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	2.8%	31,168,294	12/31/21	30,983,819	30,108,572

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates (con’t)
	H-D Advanced Manufacturing Company(4)	06/30/15	First Lien Last Out Term Loan - 12.83% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	9.9%	$115,968,593	12/31/21	$115,335,537	$108,778,540

				12.7%	147,136,887		146,319,356	138,887,112

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 9.09% (LIBOR + 7.00%, 1.00% Floor)	4.2%	45,468,750	05/06/21	44,834,330	45,696,094
	ENA Holding Corporation(1)	05/06/16	Revolver - 9.36% (LIBOR + 7.00%, 1.00% Floor)	0.2%	2,242,002	05/06/21	2,242,002	2,253,212

				4.4%	47,710,752		47,076,332	47,949,306

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 9.09% (LIBOR + 7.00%, 1.00% Floor)	1.3%	13,955,703	08/28/22	13,605,914	14,095,260

				1.3%	13,955,703		13,605,914	14,095,260

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 10.56% (LIBOR + 8.25%, 1.00% Floor)	7.7%	85,468,105	06/30/20	84,974,178	84,784,360

				7.7%	85,468,105		84,974,178	84,784,360

Pharmaceuticals
	Noramco, LLC(4)	07/01/16	Senior Term Loan - 10.69% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.6%	52,073,278	07/01/21	51,717,084	49,938,274

				4.6%	52,073,278		51,717,084	49,938,274

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan - 10.99% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.0%	22,488,054	04/01/21	22,389,782	21,408,628

				2.0%	22,488,054		22,389,782	21,408,628

Technologies Hardware, Storage and Peripherals
	Quantum Corporation	10/21/16	Delayed Draw Term Loan - 12.59% inc. PIK (LIBOR + 8.25%, 1.00% Floor, 2.00% PIK)	1.3%	16,084,083	10/21/21	15,917,053	13,993,152
	Quantum Corporation	11/06/17	Incremental Delayed Draw Term Loan - 12.59% inc. PIK (LIBOR + 8.25%, 1.00% Floor, 2.00% PIK)	1.3%	15,675,861	06/30/20	14,271,900	14,296,385
	Quantum Corporation	10/21/16	Term Loan - 12.59% inc. PIK (LIBOR + 8.25%, 1.00% Floor, 2.00% PIK)	3.2%	41,241,183	10/21/21	40,671,022	35,838,588

				5.8%	73,001,127		70,859,975	64,128,125

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 13.09% (LIBOR + 10.75%, 0.50% Floor)	2.3%	26,978,000	01/28/21	26,734,585	26,006,792

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Textiles, Apparel & Luxury Goods (con’t)
	Frontier Spinning Mills, Inc.(4)	05/19/15	Last Out Term Loan B - 10.32% (LIBOR + 8.25%, 1.00% Floor)	0.7%	$12,982,295	04/30/20	$12,935,049	$7,399,908

				3.0%	39,960,295		39,669,634	33,406,700

	Total Debt Investments			93.4%			1,066,874,498	1,023,719,440
	Equity
					Shares
Technologies Hardware, Storage and Peripherals
	Quantum Corporation		Common Stock	0.1%	330,814		1,417,922	727,791
	Quantum Corporation		Warrant, expires 12/14/22	0.0%	61,393		290,389	714

				0.1%	392,207		1,708,311	728,505

Diversified Financial Services
	Verus Analytics, LLC (fka Verus Financial, LLC) (5)		Common Stock	1.0%	8,750		7,640,647	10,980,208

				1.0%	8,750		7,640,647	10,980,208

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc.		Warrant, expires 5/15/23	0.0%	5,674		—	26,868

				0.0%	5,674		—	26,868

Household Durables
	Cedar Ultimate Parent LLC		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC		Preferred Stock	0.0%	2,900,000		—	—
	Cedar Ultimate Parent LLC		Preferred Stock	0.2%	9,297,990		9,187,900	2,975,329

				0.2%	12,497,990		9,187,900	2,975,329

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)		Warrant, expires 12/21/27	0.2%	1,470,632		1,379,747	2,145,024

				0.2%	1,470,632		1,379,747	2,145,024

	Total Equity Investments			1.5%			19,916,605	16,855,934

	Total Non-Controlled/Non-Affiliated Investments*			94.8%			1,086,791,103	1,040,575,374

					Shares		Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(3)(6)		Preferred membership interests	23.9%	261,154		257,153,673	261,926,903

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2018

		% of Net Assets	Shares	Amortized Cost/ Cost	Fair Value
	Common membership interests	0.0%	800	—	—

Total Controlled/Affiliated Investments		23.9%		$257,153,673	$261,926,903

Cash Equivalents
Blackrock Liquidity Funds, Yield 1.80%		1.7%		$19,286,081	$19,286,081

Total Investments 120.4%				$1,363,230,857	$1,321,788,358

Unrealized depreciation on unfunded commitments (0.0%)					$(337,648)

Liabilities in Excess of Other Assets (20.4%)					$(223,793,087)

Net Assets 100.0%					$1,097,657,623

*

The fair value of the Quantum Corporation Common Stock held by the Company represents the quoted market price as of June 30, 2018 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier then the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

(2)	The investment is on non-accrual as of June 30, 2018.
(3)

The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2018, $271,250,327 or 20.1% of the Company’s total assets were represented by “non-qualifying assets.”

(4)

In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

(5)	Holdings of Verus Analytics, LLC (fka Verus Financial, LLC) common stock are through Verus Holdings LLC, a special purpose vehicle
(6)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Prime—Prime Rate

Country Breakdown of Portfolio
United States	99.3%
Canada	0.7%

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

(1)

Excluded from the investment above is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier then the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

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

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME—Prime Rate

Country Breakdown of Portfolio
United States	97.5%
United Kingdom	1.8%
Canada	0.7%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30, 2018 (unaudited)	As of December 31, 2017
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $1,086,791 and $1,186,123, respectively)	$1,040,575	$1,163,294
Controlled affiliated investments (cost of $257,154 and $239,554, respectively)	261,927	259,698
Cash and cash equivalents	36,407	209,784
Interest receivable	9,131	12,485
Deferred financing costs	4,534	8,698
Receivable from Investment Adviser	681	1,203
Prepaid and other assets	—	95

Total Assets	$1,353,255	$1,655,257

Liabilities
Credit facility payable	$252,000	$378,000
Interest and credit facility expense payable	2,360	418
Unrealized depreciation on unfunded commitments	338	530
Directors’ fees payable	118	—
Other accrued expenses and other liabilities	781	889

Total Liabilities	$255,597	$379,837

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(309,125)
Common Unitholders’ return of capital	(394,008)	(394,008)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,215)	(9,215)

Common Unitholders’ capital	1,200,269	1,300,269
Accumulated net realized loss	(20,245)	(20,543)
Accumulated net investment income loss	(40,585)	(1,091)
Net unrealized depreciation on investments	(41,781)	(3,215)

Total Members’ Capital	$1,097,658	$1,275,420

Total Liabilities and Members’ Capital	$1,353,255	$1,655,257

Net Asset Value Per Unit (accrual base) (Note 9)	$74.84	$78.70

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income from non-controlled/non-affiliated investments	$29,341	$31,268	$59,355	$58,106
Interest income from non-controlled/non-affiliated investments paid-in-kind	2,984	2,897	8,394	5,173
Dividend income from controlled affiliated investments	25,717	9,600	32,056	14,450

Total investment income	58,042	43,765	99,805	77,729

Expenses:
Interest and credit facility expenses	8,512	5,395	14,181	9,184
Management fees	2,722	7,550	5,395	15,101
Professional fees	366	368	552	494
Administrative fees	301	324	621	632
Directors’ fees	76	77	159	154
Other expenses	68	184	149	250

Total expenses	12,045	13,898	21,057	25,815

Expenses reimbursed by the Investment Adviser	(8)	—	(8)	—

Net expenses	12,037	13,898	21,049	25,815

Net investment income	$46,005	$29,867	$78,756	$51,914

Net realized and unrealized gain (loss) on investments
Net realized (loss) gain on non-controlled/non-affiliated investments	(545)	506	(545)	765
Net realized gain distributions from affiliated investments	843	—	843	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(14,449)	638	(23,195)	(10,786)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(19,703)	(3,077)	(15,371)	(3,018)

Net realized and unrealized loss on investments	$(33,854)	$(1,933)	$(38,268)	$(13,039)

Net increase in Members’ Capital from operations	$12,151	$27,934	$40,488	$38,875

Basic and diluted:
Income per unit	$0.60	$1.39	$2.02	$1.93

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	$78,756	$51,914
Net realized gain on investments	298	765
Net change in unrealized appreciation/depreciation on investments	(38,566)	(13,804)

Net Increase in Members’ Capital from Operations	40,488	38,875
Distributions to Members’ from:
Net investment income	(118,250)	(56,000)
Return of capital	—	(131,464)
Return of unused capital	(100,000)	(250,000)

Total Distributions to Members’	(218,250)	(437,464)
Increase in Members’ Capital Resulting from Capital Activity
Contributions	—	612,464

Total Increase in Members’ Capital Resulting from Capital Activity	—	612,464

Total (Decrease) Increase in Members’ Capital	(177,762)	213,875

Members’ Capital, beginning of period	1,275,420	963,104

Members’ Capital, end of period	$1,097,658	$1,176,979

Accumulated net investment loss	$(40,585)	$(4,632)

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$40,488	$38,875
Adjustments to reconcile the net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of investments	(66,731)	(294,579)
Interest income paid in-kind	(8,394)	(5,173)
Proceeds from sales and paydowns of investments	160,833	187,417
Net realized loss (gain) on investments	545	(765)
Change in net unrealized/appreciation depreciation on investments	38,566	13,804
Amortization of premium and accretion of discount, net	(4,521)	(2,777)
Amortization of deferred financing costs	4,164	1,478
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	3,354	(1,319)
(Increase) decrease in receivable from Investment Adviser	522	188
(Increase) decrease in prepaid and other assets	95	107
Increase (decrease) in investments purchased payable	—	(3,840)
Increase (decrease) in interest and credit facility expense payable	1,942	1,424
Increase (decrease) in directors’ fees payable	118	111
Increase (decrease) in management fees payable	—	7,551
Increase (decrease) in other accrued expenses and liabilities	(108)	(599)

Net cash provided by (used in) operating activities	$170,873	$(58,097)

Cash Flows from Financing Activities
Contributions from Members	$—	$425,000
Unused contributions returned to Members	(100,000)	(250,000)
Distributions to Members	(118,250)	—
Deferred financing costs paid	—	(10,133)
Proceeds from credit facility	44,000	297,696
Repayments of credit facility	(170,000)	(444,696)

Net cash (used in) provided by financing activities	$(344,250)	$17,867

Net decrease in cash and cash equivalents	$(173,377)	$(40,230)
Cash and cash equivalents, beginning of period	$209,784	$214,913

Cash and cash equivalents, end of period	$36,407	$174,683

Supplemental and non-cash financing activities
Interest expense paid	$6,766	$5,861
Deemed distribution/re-contribution from Members’ (Note 9)	$—	$(187,464)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(dollar amount in thousands, except for unit data)

June 30, 2018

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

June 30, 2018

1. Organization and Basis of Presentation (continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2018 was $100,875.

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

June 30, 2018

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At June 30, 2018 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instrument—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update provide a variety of technical corrections and improvements to how entities should account for financial instruments and shorten the amortization period for certain callable debt securities held at premium. For public entities, this update is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years beginning after June 15, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

As of June 30, 2018, there are no recent accounting pronouncements under consideration by the Company.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2018

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

June 30, 2018

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2018:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$1,023,719	$—	$1,023,719
Equity	728	—	16,128	—	16,856
Investment Funds & Vehicles (1)	—	—	—	261,927	261,927
Cash equivalents	19,286	—	—	—	19,286

Total Assets	$20,014	$—	$1,039,847	$261,927	$1,321,788

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

June 30, 2018

3. Investment Valuations and Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2018:

	Debt	Equity	Total
Balance, April 1, 2018	$1,146,154	$11,240	$1,157,394
Purchases*	16,334	9,188	25,522
Sales and paydowns of investments	(131,438)	—	(131,438)
Amortization of premium and accretion of discount, net	2,858	—	2,858
Net realized losses	(545)	—	(545)
Net change in unrealized appreciation/depreciation	(9,644)	(4,300)	(13,944)

Balance, June 30, 2018	$1,023,719	$16,128	$1,039,847

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2018	$(14,442)	$(4,300)	$(18,742)

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2018	$1,151,532	$10,851	$1,162,383
Purchases*	51,261	9,730	60,991
Sales and paydowns of investments	(164,160)	(685)	(164,845)
Amortization of premium and accretion of discount, net	4,521	—	4,521
Net realized losses	(545)	—	(545)
Net change in unrealized appreciation/depreciation	(18,890)	(3,768)	(22,658)

Balance, June 30, 2018	$1,023,719	$16,128	$1,039,847

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2018	$(23,466)	$(3,768)	$(27,234)

*	Includes payments received in-kind

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2017:

	Debt	Equity	Total
Balance, April 1, 2017	$1,076,452	$8,082	$1,084,534
Purchases*	167,436	—	167,436
Sales and paydowns of investments	(77,312)	(27)	(77,339)
Amortization of premium and accretion of discount, net	1,759	—	1,759
Net realized gains	506	—	506
Net change in unrealized appreciation/depreciation	767	(57)	710

Balance, June 30, 2017	$1,169,608	$7,998	$1,177,606

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2017	$767	$(57)	$710

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2018

3. Investment Valuations and Fair Value Measurements (continued)

	Debt	Equity	Total
Balance, January 1, 2017	$1,074,600	$8,626	$1,083,226
Purchases*	224,094	—	224,094
Sales and paydowns of investments	(123,182)	(235)	(123,417)
Amortization of premium and accretion of discount, net	2,777	—	2,777
Net realized gains	765	—	765
Net change in unrealized appreciation/depreciation	(9,446)	(393)	(9,839)

Balance, June 30, 2017	$1,169,608	$7,998	$1,177,606

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2017	$(9,431)	$(393)	$(9,824)

*	Includes payments received in-kind

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three and six months ended June 30, 2018 and 2017, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2018.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$770,737	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	6.8% to 22.3% B+ to CCC-	11.9% N/A	Decrease Increase
Debt	$204,246	Income Method	Shadow Credit Rating	B- to CCC	N/A	Increase
Debt	$41,336	Market/Waterfall Method	EBITDA Multiple Revenue Multiple	5.0x to 8.0x 1.0x to 1.2x	N/A N/A	Increase Increase
Debt	$7,400	Income/Market/ Waterfall Method	Weighted Average Cost of Capital Shadow Credit Rating EBITDA Multiple	25.0% to 30.0% CCC- to CC 7.0x to 8.0x	27.5% N/A N/A	Decrease Increase Increase
Equity	$28	Income Method	Implied Volatility Risk Free Rate Expected Term	25.0% to 71.8% 1.9% to 2.5% 0.3 yrs. to 2.0 yrs.	26.2% 2.1% 2.0 yrs.	Increase Increase Increase
Equity	$16,100	Market/Waterfall Method	EBITDA Multiple	4.5x to 13.0x	N/A	Increase

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2018

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

June 30, 2018

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

For the three and six months ended June 30, 2018, Management Fees incurred amounted to $2,722 and $5,395, respectively, of which $0 remained payable at June 30, 2018. For the three and six months ended June 30, 2017, Management Fees incurred amounted to $7,550 and $15,101, respectively, of which $7,551 remained payable at June 30, 2017.

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

Since inception of the Company, the Adviser was paid $827 in such fees, all of which were paid as of December 31, 2017. In accordance with the limited liability company agreement, $175 was applied towards management fees for the year ended December 31, 2017 and $652 of such fees had been recorded as fee income during the year ended December 31, 2016. No fees were paid to the Adviser during the three and six months ended June 30, 2018.

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

June 30, 2018

4. Agreements and Related Party Transactions (continued)

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

For the three and six months ended June 30, 2018 and 2017, no Incentive Fees were incurred.

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

June 30, 2018

4. Agreements and Related Party Transactions (continued)

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

The Company’s investments in controlled affiliated investments as of June 30, 2018 along with the transactions during the six months ended June 30, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of June 30, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(4,000)	$(15,371)	$261,927	$32,056	$843

Total Controlled Affiliates	$259,698	$21,600	$(4,000)	$(15,371)	$261,927	$32,056	$843

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

For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company recognized $0.8 million and $1.4 million of net realized gain distributions from TCW Strategic Ventures. The net realized gain reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2018

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of June 30, 2018 and December 31, 2017:

		June 30, 2018		December 31, 2017
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
ASC Acquisition Holdings, LLC	December 2021	$11,208	$135	$11,207	$326
Ascensus Specialties LLC(fka Vertellus Performance Chemicals LLC)	September 2022	4,218	—	N/A	N/A
ENA Holding Corporation	May 2021	5,765	—	4,804	19
FQSR, LLC	May 2022	9,926	80	2,415	17
Help At Home, LLC	August 2020	14,865	—	6,757	—
OTG Management, LLC	August 2021	1,695	—	3,005	30
Patriot National, Inc.	July 2018	40	—	N/A	N/A
Quicken Parent Corp.	April 2021	862	41	518	15
Ruby Tuesday, Inc.	December 2022	4,575	82	4,575	41
School Specialty, Inc.	April 2019	6,450	—	6,450	19
Vertellus Performance Chemicals LLC	September 2019	N/A	N/A	4,218	63

Total		$59,604	$338	$43,949	$530

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2018, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2018, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2018 and 2017, the Company did not sell or issue any Common Units. The activity for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698
Units issued and committed	—	—	—	—

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

For the three and six months ended June 30, 2018 the Company processed $0, of deemed distributions and re-contributions. For the three and six months ended June 30, 2017 the Company processed $70,972 and $187,464, respectively, of deemed distributions and re-contributions.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2018

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2018, the Company was in compliance with such covenants.

As of June 30, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $500 million. As of December 31, 2017, the Available Commitment was $727 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members. As of June 30, 2018 and December 31, 2017, the amounts outstanding under the Credit Facility were $252 million and $378 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2018 and December 31, 2017, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility.

During the three months ended June 30, 2018, the Company expensed an additional $2.3 million of deferred financing costs during the due to the contractual decrease in our credit facility capacity which was accounted for as a debt modification during the current quarter. As of June 30, 2018 and December 31, 2017, $4.5 million and $8.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Credit facility interest expense	$2,976	$2,787	$6,747	$5,824
Unused fees	2,298	1,679	3,236	1,849
Administrative fees	17	14	33	33
Amortization of deferred financing costs	3,221	915	4,165	1,478

Total	$8,512	$5,395	$14,181	$9,184

Weighted average interest rate	4.35%	3.40%	4.19%	2.91%
Average outstanding balance	270,560	328,643	320,392	403,690

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2018

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

As of June 30, 2018 and December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2018	December 31, 2017
Cost of investments for federal income tax purposes	$1,343,945	$1,445,098
Unrealized appreciation	$18,486	$31,987
Unrealized depreciation	$59,929	$54,788
Net unrealized appreciation/(depreciation) on investments	$(41,443)	$(22,801)

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2018

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2018 and 2017 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Six Months Ended June 30,
	2018		2017
Net Asset Value Per Unit (accrual base), Beginning of Period	$78.70		$93.55
Income from Investment Operations:
Net investment income(1)	3.91		2.58
Net realized and unrealized (loss)	(1.89)		(0.65)

Total from investment operations	2.02		1.93
Less Distributions:
From net investment income	(5.88)		(2.78)
Return of capital	(0.00)		(6.53)

Total distributions(2)	(5.88)		(9.31)

Net Asset Value Per Unit (accrual base), End of Period	$74.84		$86.17

Common Unitholder Total Return(3)(4)	3.5%		3.5%

Common Unitholder IRR(5)	6.9%		5.3%

Ratios and Supplemental Data
Members’ Capital, end of period	$1,097,658		$1,176,979
Units outstanding, end of period	20,134,698		20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	3.52%		4.39%
Expenses reimbursed by Investment Adviser(7)	(0.00	)%(8)	—%

Ratio of net expenses to average net assets(6)	3.52%		4.39%
Ratio of financing cost to average net assets(4)	1.18%		0.77%
Ratio of net investment income before expense reimbursement to average net assets(6)	13.17%		8.82%
Ratio of net investment income to average net assets(6)	13.17%		8.82%
Credit facility payable	$252,000		$443,000
Asset coverage ratio	5.4		3.7
Portfolio turnover rate(4)	5.0%		13.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2018 and 2017.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the six months ended June 30, 2018 and 2017 was calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 6.9% through June 30, 2018. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized except for organizational costs.
(7)	Annualized.
(8)	Amount rounds to less than 0.01%.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(dollar amount in thousands, except for unit data)

June 30, 2018

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

•

the ability of The TCW Group, Inc. and its subsidiaries to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with payment-in-kind (“PIK”) interest features, although we may have investments with PIK interest features in limited circumstances. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners through indirect investments in portfolio companies through a joint venture vehicle, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we invest primarily in U.S. companies, there are certain instances where we invested in companies domiciled elsewhere.

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

Investment Activity

As of June 30, 2018, our non-controlled/non-affiliated portfolio consisted of 24 debt and 5 equity investments. Based on fair values as of June 30, 2018, our non-controlled/non-affiliated portfolio was 98.4% invested in debt investments which were mostly senior secured, first lien term loans and 1.6% invested in equity investments comprised of common and preferred stocks as well as warrants. As of December 31, 2017, our non-controlled/non-affiliated portfolio consisted of 26 debt investments and three equity investments. Of these investments, 99.0% were debt investments which were mostly senior secured, first lien term loans and 1.0% were equity comprised of common stock and warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of June 30, 2018:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	15%
Industrial Conglomerates	13%
Food Products	12%
Metals & Mining	8%
Technologies Hardware, Storage and Peripherals	6%
Auto Components	5%
Pharmaceuticals	5%
Information Technology Services	5%
Diversified Financial Services	5%
Commercial Services & Supplies	5%
Chemicals	4%
Health Care Providers & Services	4%
Textiles, Apparel & Luxury Goods	3%
Distributors	2%
Household Durables	2%
Software	2%
Diversified Consumer Services	2%
Internet & Direct Marketing Retail	1%
Construction & Engineering	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $32.3 million and $34.2 million for the three months ended June 30, 2018 and 2017, respectively. Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $67.7 million and $63.3 million for the six months ended June 30, 2018 and 2017, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2018	2017
Total investment income	$58,042	$43,765
Net expenses	12,037	13,898

Net investment income	46,005	29,867
Net realized (loss) gain on non-controlled/non-affiliated investments	(545)	506
Net realized gain distributions from affiliated investments	843	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(14,449)	638
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(19,703)	(3,077)

Net increase in Members’ Capital from operations	$12,151	$27,934

	Six Months Ended June 30,
	2018	2017
Total investment income	$99,805	$77,729
Net expenses	21,049	25,815

Net investment income	78,756	51,914
Net realized (loss) gain on non-controlled/non-affiliated investments	(545)	765
Net realized gain distributions from affiliated investments	843	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(23,195)	(10,786)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(15,371)	(3,018)

Net increase in Members’ Capital from operations	$40,488	$38,875

Total investment income

Total investment income for the three months ended June 30, 2018 and 2017 was $58.0 million and $43.8 million, respectively, and included interest income from non-controlled/non-affiliated investments of $32.3 million and $34.2 million, respectively, as well as dividend income of $25.7 million and $9.6 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015.

Total investment income for the six months ended June 30, 2018 and 2017 was $99.8 million and $77.7 million, respectively, and included interest income from non-controlled/non-affiliated investments of $67.7 million and $63.2 million, respectively, as well as dividend income of $32.1 million and $14.5 million, respectively, from TCW Strategic Ventures.

Interest income during the three and six months ended June 30, 2018 remained relatively flat compared to interest income during the three and six months ended June 30, 2017. This is primarily due to a slight decline in total number of investments which were offset by the impact of higher investment yields in 2018 versus 2017.

The increase in dividend income during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 is primarily attributable to the increase in TCW Strategic Ventures’ net investment income and available cash in 2018 compared to 2017.

Net investment income

Net investment income for the three months ended June 30, 2018 and 2017 was $46.0 million and $29.9 million, respectively. Net investment income for the six months ended June 30, 2018 and 2017 was $78.8 million and $51.9 million, respectively. The increase in net investment income during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 is primarily driven by the increase in dividend income from TCW Strategic Ventures coupled with lower net expenses in 2018 versus 2017.

Operating expenses for the three and six months ended June 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,
	2018	2017
Expenses
Interest and credit facility expenses	$8,512	$5,395
Management fees	2,722	7,550
Professional fees	366	368
Administrative fees	301	324
Directors’ fees	76	77
Other expenses	68	184

Total expenses	12,045	13,898

Expenses reimbursed by the Investment Adviser	(681)	—
Net expenses	$12,037	$13,898

	Six Months Ended June 30,
	2018	2017
Expenses
Interest and credit facility expenses	$14,181	$9,184
Management fees	5,395	15,101
Professional fees	552	494
Administrative fees	621	632
Directors’ fees	159	154
Other expenses	149	250

Total expenses	21,057	25,815

Expenses reimbursed by the Investment Adviser	(8)	—
Net expenses	$21,049	$25,815

Our total operating expenses were $12.0 million and $13.9 million for the three months ended June 30, 2018 and 2017, respectively. Our operating expenses include management fees attributed to the Adviser of $2.7 million and $7.6 million for the three months ended June 30, 2018 and 2017, respectively. The decrease in management fees during the current quarter compared to the three months ended June 30, 2017 is due to the expiration of the Commitment Period, which changed the quarterly calculation of management fees from 0.375% of aggregate commitments to 0.1875% of aggregate cost basis of investments. Interest and credit facility expenses increased during the quarter compared to the three months ended June 30, 2017 due to a higher weighted average interest rate during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. In addition, we expensed an additional $2.3 million of deferred financing costs during the three months ended June 30, 2018 due to the contractual decrease in our credit facility capacity which was accounted for as a debt modification during the current quarter.

Our total operating expenses were $21.1 million and $25.8 million for the six months ended June 30, 2018 and 2017, respectively. Our operating expenses include management fees attributed to the Adviser of $5.4 million and $15.1 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in management fees during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 is due to the expiration of the Commitment Period, which changed the quarterly calculation of management fees from 0.375% of aggregate commitments to 0.1875% of aggregate cost basis of investments. Interest and credit facility expenses increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to higher weighted average interest rate during 2018. In addition, we expensed an additional $2.3 million of deferred financing costs during the three months ended June 30, 2018 due to the contractual decrease in our credit facility capacity which was accounted for as a debt modification during the current quarter.

Net expenses include an expense reimbursement from the Adviser of $8 thousand for the three and six months ended June 30, 2018.

Net realized (loss) gain on non-controlled/non-affiliated investments

Our net realized (loss) gain on non-controlled/non-affiliated investments for the three months ended June 30, 2018 and 2017 was ($0.5) million and $0.5 million, respectively. Our net realized loss on non-controlled/non-affiliated investments during the three months ended June 30, 2018 is primarily due to our term loans to HD Advanced Manufacturing Company, which recognized realized losses of $2.4 million relating to PIK interest income that was forgiven during the quarter in exchange for, among other things, a cash amendment fee and a 1.5 year credit term extension. These were partially offset by an aggregate $1.9 million of realized gains from the disposition of our term loans to Mavenir, Inc. and Mavenir Private Holdings II Ltd. Our net realized gain on non-controlled/non-affiliated investments during the three months ended June 30, 2017 was primarily due to the realization of gains related to our term loan to Challenge Manufacturing Company, LLC.

Our net realized (loss) gain on non-controlled/non-affiliated investments for the six months ended June 30, 2018 and 2017 was ($0.5) million and $0.8 million, respectively. Similar to the three months ended June 30, 2018, our net realized loss on non-controlled/non-affiliated investments during the six months ended June 30, 2018 is primarily due to our term loans to HD Advanced Manufacturing Company, which recognized realized losses of $2.4 million relating to PIK interest income that was forgiven in exchange for, among other things, a cash amendment fee and a 1.5 year credit term extension. These were partially offset by an aggregate $1.9 million of realized gains from the disposition of our term loans to Mavenir, Inc. and Mavenir Private Holdings II Ltd. Our net realized gain on non-controlled/non-affiliated investments during the six months ended June 30, 2017 was primarily due to the realization of gains related to our term loan to Harvest Hill Beverage Company and Challenge Manufacturing Company, LLC.

Net realized gain distributions from controlled affiliated investments

Our net realized gain distributions from controlled affiliated investments for the three and six months ended June 30, 2018 and 2017 were $0.8 million and $0.0 million, respectively. The net realized gain during 2018 reflects a distribution from TCW Strategic Ventures during the three months ended June 30, 2018 from its net short- and long-term gains.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended June 30, 2018 and 2017 was ($14.4) million and $0.6 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2018 was primarily due to our term loans to Quantum Corporation, H-D Advanced Manufacturing Company and Noramco, LLC, which recorded unrealized depreciation of $5.8 million, $1.9 million and $1.6 million, respectively. In addition, as part of the disposition of our term loan to Mavenir, Inc. we recorded $1.8 million in unrealized depreciation as reversals of previously recorded unrealized appreciation.

Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2017 was primarily due to mark to market adjustments resulting from market yield spreads during the period.

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the six months ended June 30, 2018 and 2017 was ($23.2) million and ($10.8) million, respectively. Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2018 was primarily due to our term loans to Patriot National. Inc., and Quantum Corporation which recorded unrealized depreciation of $14.1 million and $7.8 million, respectively.

Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2017 was primarily due to our term loans to Pace Industries, H-D Manufacturing Company, Patriot National, Inc., Cedar Electronics Holdings, Corp., Differential Brands Group, Inc. and Sierra Private Holdings II Ltd., which collectively recorded decreases in fair value of $9.6 million, as well as other mark to market adjustments resulting from market yield spreads during the period.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments was ($19.7) million and ($3.1) million for the three months ended June 30, 2018 and 2017, respectively and ($15.4) million and ($3.0) million for the six months ended June 30, 2018 and 2017, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three and six months ended June 30, 2018 and 2017 is primarily attributable to loans originated in 2018 and 2017, respectively, as well as undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended June 30, 2018 and 2017 was $12.2 million and $27.9 million, respectively. The decrease during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is primarily attributable to higher net unrealized depreciation on both of our controlled affiliated and non-controlled/non-affiliated investments.

Our net increase in members’ capital from operations during the six months ended June 30, 2018 and 2017 was $40.5 million and $38.9 million, respectively. The results during the six months ended June 30, 2018 remained relatively flat compared to the six months ended June 30, 2017 as the higher net unrealized depreciation on both of our controlled affiliated and non-controlled/non-affiliated investments were offset by higher net investment income.

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

Our investments in controlled affiliated investments as of June 30, 2018 along with the transactions during the six months ended June 30, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of June 30, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(4,000)	$(15,371)	$261,927	$32,056	$843

Total Controlled Affiliates	$259,698	$21,600	$(4,000)	$(15,371)	$261,927	$32,056	$843

Our investments in controlled affiliated investments as of December 31, 2017 along with transactions during the year ended December 31, 2017 were as follows:

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2017	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

For the six months June 30, 2018 and the year ended December 31, 2017, we did not recognize any realized gains (losses) on controlled affiliated investments. During the six months ended June 30, 2018 and the year ended December 31, 2017, we recognized $0.8 million and $1.4 million of net realized gain distributions from TCW Strategic Ventures. The net realized gain reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

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

As of June 30, 2018 and December 31, 2017, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2018	December 31, 2017
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$309,125
Percentage of commitments funded	79.7%	84.6%
Units	20,134,698	20,134,698

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2018, we were in compliance with such covenants.

As of June 30, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $500 million. As of December 31, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $727 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of our Members.

As of June 30, 2018 and December 31, 2017, the amounts outstanding under the Credit Facility were $252 million and $378 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2018 and December 31, 2017, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. These costs have been recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility. As of June 30, 2018 and December 31, 2017, $4.5 million and $8.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2018 and 2017 is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Credit facility interest expense	$2,976	$2,787	$6,747	$5,824
Unused fees	2,298	1,679	3,236	1,849
Administrative fees	17	14	33	33
Amortization of deferred financing costs	3,221	915	4,165	1,478

Total	$8,512	$5,395	$14,181	$9,184

Weighted average interest rate	4.35%	3.40%	4.19%	2.91%
Average outstanding balance	270,560	328,643	320,392	403,690

A summary of our contractual payment obligations as of June 30, 2018 and December 31, 2017 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2018	$500,000	$252,000	$248,000
Total Debt Obligations – December 31, 2017	$750,000	$378,000	$349,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized losses as of June 30, 2018 December 31, 2017 and by investment (dollar amounts in thousands):

		June 30, 2018		December 31, 2017
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
ASC Acquisition Holdings, LLC	December 2021	$11,208	$135	$11,207	$326
Ascensus Specialties LLC(fka Vertellus Performance Chemicals LLC)	September 2022	4,218	—	N/A	N/A
ENA Holding Corporation	May 2021	5,765	—	4,804	19
FQSR, LLC	May 2022	9,926	80	2,415	17
Help At Home, LLC	August 2020	14,865	—	6,757	—
OTG Management, LLC	August 2021	1,695	—	3,005	30
Patriot National, Inc.	July 2018	40	—	N/A	N/A
Quicken Parent Corp.	April 2021	862	41	518	15
Ruby Tuesday, Inc.	December 2022	4,575	82	4,575	41
School Specialty, Inc.	April 2019	6,450	—	6,450	19
Vertellus Performance Chemicals LLC	September 2019	N/A	N/A	4,218	63

Total		$59,604	$338	$43,949	$530

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of June 30, 2018 and December 31, 2017, the Company’s unfunded commitment to TCW Strategic Ventures was $219.6 million and $241.2 million, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2018, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2018, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2018 consolidated balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$40,628	$7,665	$32,963
Up 200 basis points	27,085	5,110	21,975
Up 100 basis points	13,543	2,555	10,988
Down 100 basis points	(13,705)	(2,675)	(11,030)
Down 200 basis points	(1,362)	(5,195)	3,833
Down 300 basis points	(347)	(5,428)	5,081

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three and six months ended June 30, 2018 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 13, 2018	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 13, 2018	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer