Form 10-Q
period 2018-09-30
TCW Direct Lending LLC
filed 2018-11-06
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

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

The number of the Registrant’s common units outstanding at November 6, 2018 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan—8.75% (LIBOR + 6.50%, 1.00% Floor)	5.4%	$50,638,809	04/20/22	$49,829,542	$50,892,003

				5.4%	50,638,809		49,829,542	50,892,003

Chemicals
	Ascensus Specialties LLC (fka Vertellus Performance Chemicals LLC)(1)	09/22/17	First Lien Term Loan—9.00% (LIBOR + 6.75%, 1.25% Floor)	4.4%	41,760,000	09/22/22	40,971,344	41,968,800

				4.4%	41,760,000		40,971,344	41,968,800

Commercial Services & Supplies
	School Specialty, Inc.(1)	04/07/17	Delayed Draw Term Loan—8.50% (LIBOR + 6.25%, 1.00% Floor)	0.6%	5,502,750	04/07/22	5,502,750	5,447,723
	School Specialty, Inc.	04/07/17	Term Loan A—8.42% (LIBOR + 6.25%, 1.00% Floor)	4.1%	39,536,924	04/07/22	38,879,810	39,141,554

				4.7%	45,039,674		44,382,560	44,589,277

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan—8.85% (LIBOR + 6.75%, 1.25% Floor)	1.1%	13,276,374	07/18/23	13,064,267	10,594,546

				1.1%	13,276,374		13,064,267	10,594,546

Distributors
	ASC Acquisition Holdings, LLC(1)	12/16/16	First Lien Term Loan—9.85% (LIBOR + 7.50%, 1.00% Floor)	2.5%	24,096,797	12/15/21	23,787,555	23,205,215

				2.5%	24,096,797		23,787,555	23,205,215

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan—11.75% (11.75%, Fixed Coupon, all PIK)	0.7%	36,828,101	07/02/23	36,647,281	6,187,121
	Carrier & Technology Solutions, LLC(1)	07/02/18	Revolver—9.39% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.6%	5,228,321	07/02/23	5,228,321	5,228,321
	Carrier & Technology Solutions, LLC	07/02/18	Term Loan—9.33% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.1%	10,893,016	07/02/23	10,839,306	10,893,016

				2.4%	52,949,438		52,714,908	22,308,458

	Verus Analytics, LLC (fka Verus Financial, LLC)	04/11/16	First Lien Term Loan—9.75% (PRIME + 4.50%, 3.50% Floor)	1.7%	16,406,250	04/12/21	16,240,483	16,406,250

				4.1%	69,355,688		68,955,391	38,714,708

Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	05/08/18	Term Loan A1—7.24% (LIBOR + 5.00%, 1.00% Floor)	0.1%	1,404,643	03/13/22	1,405,019	1,404,643

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services (con’t)
	Alaska Communications Systems Holdings, Inc.	03/28/17	Term Loan A2—9.24% (LIBOR + 7.00%, 1.00% Floor)	1.7%	$16,101,643	03/13/23	$15,923,766	$16,101,643

				1.8%	17,506,286		17,328,785	17,506,286

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1—10.31% (LIBOR + 8.00%, 1.00% Floor)	3.4%	32,996,994	08/15/23	32,458,943	32,238,064
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2—10.31% (LIBOR + 8.00%, 1.00% Floor)	0.9%	9,348,606	08/15/23	9,196,167	9,133,587
	Harvest Hill Beverage Company	01/20/16	First Out Term Loan—8.75% (LIBOR + 6.50%, 1.00% Floor)	8.1%	76,420,357	01/19/21	75,892,445	76,420,357

				12.4%	118,765,957		117,547,555	117,792,008

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B—8.85% (LIBOR + 6.75%, 1.25% Floor)	4.0%	37,805,693	08/03/20	37,585,599	37,994,722

				4.0%	37,805,693		37,585,599	37,994,722

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	2018 Delayed Draw Term Loan—7.82% (LIBOR + 5.50%, 1.00% Floor)	0.1%	661,704	03/23/23	661,705	659,719
	FQSR, LLC	05/14/18	2018 Term Loan—7.82% (LIBOR + 5.50%, 1.00% Floor)	2.6%	24,507,927	05/14/23	23,762,782	24,434,403

				2.7%	25,169,631		24,424,487	25,094,122

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan—11.34% (LIBOR + 9.00%, 1.00% Floor)	1.1%	10,291,552	08/26/21	10,291,552	10,343,009
	OTG Management, LLC(1)	01/26/18	Incremental Delayed Draw Term Loan—11.34% (LIBOR + 9.00%, 1.00% Floor)	0.8%	7,748,933	08/26/21	7,648,582	7,787,678
	OTG Management, LLC	06/30/16	Term Loan—11.34% (LIBOR + 9.00%, 1.00% Floor)	6.2%	58,502,243	08/26/21	57,823,027	58,794,754

				8.1%	76,542,728		75,763,161	76,925,441

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan—12.39% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.5%	34,832,623	12/21/22	33,235,803	33,578,649

				14.3%	136,544,982		133,423,451	135,598,212

Household Durables
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan—10.07% (LIBOR + 8.00%, 0.50% Floor)	2.0%	19,200,000	03/01/25	19,010,597	19,200,000

				2.0%	19,200,000		19,010,597	19,200,000

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan—12.89% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	3.3%	$31,207,687	12/31/21	$31,002,916	$30,770,779
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan—12.89% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	12.1%	117,553,540	12/31/21	116,850,833	114,732,255

				15.4%	148,761,227		147,853,749	145,503,034

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan—9.24% (LIBOR + 7.00%, 1.00% Floor)	4.7%	44,885,817	05/06/21	44,312,745	44,032,987
	ENA Holding Corporation(1)	05/06/16	Revolver—9.24% (LIBOR + 7.00%, 1.00% Floor)	0.5%	4,804,290	05/06/21	4,804,290	4,713,009

				5.2%	49,690,107		49,117,035	48,745,996

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan—9.24% (LIBOR + 7.00%, 1.00% Floor)	1.5%	13,678,437	08/28/22	13,356,367	13,815,222

				1.5%	13,678,437		13,356,367	13,815,222

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan—10.59% (LIBOR + 8.25%, 1.00% Floor)	8.9%	85,018,105	06/30/20	84,588,784	84,167,924

				8.9%	85,018,105		84,588,784	84,167,924

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan—10.72% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	5.0%	51,399,072	07/01/21	51,024,146	47,441,344

				5.0%	51,399,072		51,024,146	47,441,344

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan—11.08% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.2%	22,129,765	04/01/21	22,042,043	21,133,926

				2.2%	22,129,765		22,042,043	21,133,926

Technologies Hardware, Storage and Peripherals
	Quantum Corporation	10/21/16	Term Loan B—14.50% inc. PIK (PRIME + 7.25%, 3.00% Floor, 2.00% PIK)	1.4%	16,165,396	10/21/21	16,011,084	13,174,798
	Quantum Corporation	11/06/17	Term Loan C—14.50% inc. PIK (PRIME + 7.25%, 3.00% Floor, 2.00% PIK)	1.5%	15,755,111	06/30/20	14,527,911	13,785,722
	Quantum Corporation(1)	08/01/18	First Delayed Draw Term Loan—14.50% inc. PIK (PRIME + 7.25%, 3.00% Floor, 2.00% PIK)	0.9%	10,899,172	01/31/19	10,033,004	8,882,825

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Technologies Hardware, Storage and Peripherals (con’t)
	Quantum Corporation	10/21/16	Term Loan—14.50% inc. PIK (PRIME + 7.25%, 3.00% Floor, 2.00% PIK)	3.8%	$43,825,310	10/21/21	$43,298,560	$35,673,802

				7.6%	86,644,989		83,870,559	71,517,147

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan—13.14% (LIBOR + 10.75%, 0.50% Floor)	2.8%	26,619,250	01/28/21	26,402,533	26,166,723
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B—10.45% (LIBOR + 8.25%, 1.00% Floor)	0.9%	12,971,169	04/30/20	12,930,457	8,405,317

				3.7%	39,590,419		39,332,990	34,572,040

	Total Debt Investments			106.2%			1,057,072,319	1,004,952,410

					Shares

	Equity
Diversified Financial Services
	Verus Financial, LLC(4)		Common Stock	1.2%	8,750		7,640,647	11,606,003
	Carrier & Technology Holdings, LLC		Common Stock	0.0%	2,143		—	—

				1.2%	10,893		7,640,647	11,606,003

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,069,260

				0.1%	1,470,632		1,379,747	1,069,260

Household Durables
	Cedar Ultimate Parent LLC		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC		Preferred Stock	0.1%	9,297,990		9,187,900	518,000
	Cedar Ultimate Parent LLC		Preferred Stock	0.0%	2,900,000		—	—

				0.1%	12,497,990		9,187,900	518,000

Technologies Hardware, Storage and Peripherals
	Quantum Corporation		Common Stock	0.1%	391,945		1,708,311	940,668
	Quantum Corporation		Warrant, expires 9/30/23	0.1%	900,045		—	1,217,214
	Quantum Corporation		Warrant, expires 9/7/23	0.2%	900,045		1,143,057	1,274,551

				0.4%	2,192,035		2,851,368	3,432,433

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc.		Warrant, expires 5/15/23	0.0%	5,674		—	38,909

				0.0%	5,674		—	38,909

	Total Equity Investments			1.8%			21,059,662	16,664,605

	Total Non-Controlled/Non-Affiliated Investments*			108.0%			1,078,131,981	1,021,617,015

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2018

				Shares	Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(5)	Preferred membership interests	29.7%	261,153	$257,153,673	$280,560,615
	TCW Direct Lending Strategic Ventures LLC(2)(5)	Common membership interests	0.0%	800	—	—

	Total Controlled/Affiliated Investments		29.7%		$257,153,673	$280,560,615

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.96%		5.2%		49,421,952	49,421,952

	Total Investments 142.9%				$1,384,707,606	$1,351,599,582

	Unrealized depreciation on unfunded commitments (0.2%)					$(1,674,988)

	Liabilities in Excess of Other Assets (42.7%)					$(403,875,249)

	Net Assets 100.0%					$946,049,345

*

The fair value of the Quantum Corporation Common Stock held by the Company represents the quoted market price as of September 30, 2018 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier then the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

(2)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2018, $289,694,202 or 21.8% of the Company’s total assets were represented by “non-qualifying assets.”

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

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Prime—Prime Rate

Country Breakdown of Portfolio
United States	99.3%
Canada	0.7%

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan—8.57% (LIBOR + 7.00%, 1.00% Floor)	4.3%	$54,824,000	04/20/22	$53,763,399	$55,372,240

				4.3%	54,824,000		53,763,399	55,372,240

Chemicals
	Vertellus Performance Chemicals LLC(1)	09/22/17	First Lien Term Loan—8.32% (LIBOR + 6.75%, 1.25% Floor)	3.3%	42,076,364	09/22/22	41,132,324	41,655,600

				3.3%	42,076,364		41,132,324	41,655,600

Commercial Services & Supplies
	School Specialty, Inc.(1)	04/07/17	Delayed Draw Term Loan—7.81% (LIBOR + 6.25%, 1.00% Floor)	0.5%	5,643,846	04/07/22	5,643,846	5,677,709
	School Specialty, Inc.	04/07/17	Term Loan—7.71% (LIBOR + 6.25%, 1.00% Floor)	3.4%	43,513,046	04/07/22	42,636,070	43,774,125

				3.9%	49,156,892		48,279,916	49,451,834

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan—8.11% (LIBOR + 6.75%, 1.25% Floor)	1.2%	15,943,681	07/18/23	15,649,247	15,561,033

				1.2%	15,943,681		15,649,247	15,561,033

Distributors
	ASC Acquisition Holdings, LLC(1)	12/16/16	First Lien Term Loan—8.89% (LIBOR + 7.50%, 1.00% Floor)	2.4%	31,942,266	12/15/21	31,436,772	31,015,940

				2.4%	31,942,266		31,436,772	31,015,940

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan—6.82% (LIBOR + 5.25%, 1.25% Floor)	1.4%	17,166,352	07/01/19	17,139,337	17,166,352

				1.4%	17,166,352		17,139,337	17,166,352

Diversified Financial Services
	Patriot National, Inc.	11/09/16	First Lien Term Loan—12.00% inc PIK (PRIME + 5.50%, 3.00% Floor, 2.00% PIK)	0.1%	913,180	11/09/21	913,180	644,705
	Patriot National, Inc.	11/09/16	First Lien Term Loan—12.00% inc PIK (PRIME + 5.50%, 3.00% Floor, 2.00% PIK)	2.5%	45,796,009	11/09/21	45,512,536	32,331,983

				2.6%	46,709,189		46,425,716	32,976,688

	Verus Financial, LLC	04/11/16	First Lien Term Loan—8.95% (LIBOR + 7.25%, 0.75% Floor)	1.3%	16,734,375	04/12/21	16,515,332	16,684,172

				3.9%	63,443,564		62,941,048	49,660,860

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	03/28/17	First Lien Term Loan—8.57% (LIBOR + 7.00%, 1.00% Floor)	1.1%	$13,765,500	03/13/23	$13,555,491	$13,627,845

				1.1%	13,765,500		13,555,491	13,627,845

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1—9.44% (LIBOR + 8.00%, 1.00% Floor)	2.6%	33,246,972	08/15/23	32,621,648	32,881,255
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2—9.44% (LIBOR + 8.00%, 1.00% Floor)	0.7%	9,419,428	08/15/23	9,242,264	9,315,814
	Harvest Hill Beverage Company	01/20/16	First Out Term Loan—8.07% (LIBOR + 6.50%, 1.00% Floor)	6.6%	84,157,361	01/19/21	83,387,224	83,820,732

				9.9%	126,823,761		125,251,136	126,017,801

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B—8.84% (LIBOR + 7.50%, 1.25% Floor)	3.7%	46,554,054	08/03/20	46,184,725	46,786,824

				3.7%	46,554,054		46,184,725	46,786,824

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	03/23/17	Delayed Draw Term Loan—7.95% (LIBOR + 6.25%, 1.00% Floor)	1.0%	13,662,000	03/24/22	13,662,000	13,634,676
	FQSR, LLC	03/23/17	Term Loan—7.95% (LIBOR + 6.25%, 1.00% Floor)	0.5%	6,848,250	03/24/22	6,460,623	6,834,553

				1.5%	20,510,250		20,122,623	20,469,229

	OTG Management, LLC(1)	06/30/16	Delayed Draw Term Loan—9.98% (LIBOR + 8.50%, 1.00% Floor)	0.6%	7,286,419	08/26/21	7,286,419	7,279,132
	OTG Management, LLC	06/30/16	First Lien Term Loan—9.88% (LIBOR + 8.50%, 1.00% Floor)	5.9%	75,012,754	08/26/21	73,917,551	74,937,741

				6.5%	82,299,173		81,203,970	82,216,873

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan—11.64% inc PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.2%	42,090,000	12/21/22	39,790,887	40,574,760

				11.2%	144,899,423		141,117,480	143,260,862

Household Durables
	Cedar Electronics Holdings, Corp.(3)	07/01/15	Senior Term Loan—10.67% inc PIK (LIBOR + 6.00%, 0.50% Floor, 3.00% PIK)	1.3%	23,103,293	06/26/20	22,839,243	17,119,540

				1.3%	23,103,293		22,839,243	17,119,540

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan—12.19% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	2.4%	31,019,030	06/30/20	30,788,816	30,491,706

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates (con’t)
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan—12.19% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	8.5%	$114,839,275	06/30/20	$114,049,255	$108,752,793

				10.9%	145,858,305		144,838,071	139,244,499

Information Technology Services
	ENA Holding Corporation(1)	05/06/16	First Lien Term Loan—8.69% (LIBOR + 7.00%, 1.00% Floor)	2.2%	28,205,599	05/06/21	27,880,298	28,205,599

				2.2%	28,205,599		27,880,298	28,205,599

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan—8.57% (LIBOR + 7.00%, 1.00% Floor)	1.2%	14,510,234	08/28/22	14,103,199	14,785,929

				1.2%	14,510,234		14,103,199	14,785,929

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan—12.09% inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	6.9%	89,797,392	06/30/20	89,142,751	88,181,039

				6.9%	89,797,392		89,142,751	88,181,039

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan—9.72% inc PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.1%	53,784,989	07/01/21	53,355,500	52,655,505

				4.1%	53,784,989		53,355,500	52,655,505

Software
	Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.)(2)	08/19/16	First Lien Term Loan—11.89% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	2.0%	25,974,225	08/19/22	25,974,225	25,792,405
	Mavenir, Inc. (fka Xura, Inc.)	08/19/16	First Lien Term Loan—11.89% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	5.3%	67,431,025	08/19/22	65,909,677	66,959,008
	Quicken Parent Corp.	04/01/16	First Lien Term Loan—10.35% inc PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	1.8%	23,267,580	04/01/21	23,147,248	22,592,820
	Quicken Parent Corp.(1)	04/01/16	Revolver—10.18% (LIBOR + 8.50%, 1.00% Floor)	0.0%	345,000	04/01/21	345,000	331,890

				1.8%	23,612,580		23,492,248	22,924,710

				9.1%	117,017,830		115,376,150	115,676,123

Technologies Hardware, Storage and Peripherals
	Quantum Corporation	10/21/16	Delayed Draw Term Loan—9.65% (LIBOR + 8.25%, 1.00% Floor)	1.3%	16,371,429	10/21/21	16,174,444	16,093,114
	Quantum Corporation	10/21/16	Incremental Delayed Draw Term Loan—9.65% (LIBOR + 8.25%, 1.00% Floor)	1.3%	16,371,429	06/30/20	15,038,649	16,174,972

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Technologies Hardware, Storage and Peripherals (con’t)
	Quantum Corporation	10/21/16	Term Loan—9.62% (LIBOR + 8.25%, 1.00% Floor)	3.1%	$40,928,571	10/21/21	$40,256,156	$40,314,643

				5.7%	73,671,429		71,469,249	72,582,729

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan—12.20% (LIBOR + 10.50%, 0.50% Floor)	2.0%	27,695,500	01/28/21	27,397,588	25,479,860
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B—9.57% (LIBOR + 8.25%, 1.00% Floor)	0.6%	13,004,548	04/30/20	12,944,409	8,023,806

				2.6%	40,700,048		40,341,997	33,503,666

	Total Debt Investments			90.3%			1,175,797,333	1,151,531,820

					Shares
	Equity
Diversified Financial Services
	Verus Financial, LLC(4)	05/20/16	Common Stock	0.7%	8,750		7,779,536	9,194,318
Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)	12/21/17	Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,345,231
Technologies Hardware, Storage and Peripherals
	Quantum Corporation	12/18/17	Common Stock	0.1%	161,784		871,974	910,844
	Quantum Corporation	12/14/17	Warrant, expires 12/14/22	0.0%	108,052		294,237	311,476

	Total Equity Investments			0.9%			10,325,494	11,761,869

	Total Non-Controlled/Non-Affiliated Investments*			91.2%			1,186,122,827	1,163,293,689

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

(2)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2017, $295,442,306 or 17.9% of the Company’s total assets were represented by “non-qualifying assets.”

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30, 2018 (unaudited)	As of December 31, 2017
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $1,078,132 and $1,186,123, respectively)	$1,021,617	$1,163,294
Controlled affiliated investments (cost of $257,154 and $239,554, respectively)	280,561	259,698
Cash and cash equivalents	68,607	209,784
Interest receivable	8,701	12,485
Deferred financing costs	3,890	8,698
Receivable from Investment Adviser	673	1,203
Prepaid and other assets	87	95

Total Assets	$1,384,136	$1,655,257

Liabilities
Credit facility payable	$435,000	$378,000
Interest and credit facility expense payable	254	418
Unrealized depreciation on unfunded commitments	1,675	530
Directors’ fees payable	176	—
Other accrued expenses and other liabilities	982	889

Total Liabilities	$438,087	$379,837

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(309,125)
Common Unitholders’ return of capital	(578,453)	(394,008)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,215)	(9,215)

Common Unitholders’ capital	1,015,824	1,300,269
Accumulated net realized loss	(19,864)	(20,543)
Accumulated net investment loss	(15,128)	(1,091)
Net unrealized depreciation on investments	(34,783)	(3,215)

Total Members’ Capital	$946,049	$1,275,420

Total Liabilities and Members’ Capital	$1,384,136	$1,655,257

Net Asset Value Per Unit (accrual base) (Note 9)	$67.31	$78.70

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income from non-controlled/non-affiliated investments	$28,523	$32,408	$87,878	$90,514
Interest income from non-controlled/non-affiliated investments paid-in-kind	5,537	1,047	13,931	6,220
Dividend income from controlled affiliated investments	(88)	—	31,968	14,450
Dividend income from non-controlled/non-affiliated investments	181	—	181	—

Total investment income	34,153	33,455	133,958	111,184

Expenses:
Interest and credit facility expenses	5,507	7,375	19,688	22,476
Management fees	2,520	5,150	7,915	14,334
Administrative fees	287	313	908	945
Professional fees	274	307	826	801
Directors’ fees	70	73	229	227
Other expenses	30	138	179	388

Total expenses	8,688	13,356	29,745	39,171
Expenses recaptured by the Investment Adviser	8	—	—	—

Net expenses	8,696	—	—	—

Net investment income	$25,457	$20,099	$104,213	$72,013

Net realized and unrealized gain (loss) on investments
Net realized gain on non-controlled/non- affiliated investments	$293	$458	$(252)	$1,223
Net realized gain distributions from affiliated investments	88	—	931	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(11,636)	15,866	(34,831)	5,080
Net change in unrealized appreciation/depreciation on controlled affiliated investments	18,634	8,170	3,263	5,152

Net realized and unrealized gain (loss) on investments	$7,379	$24,494	$(30,889)	$11,455

Net increase in Members’ Capital from operations	$32,836	$44,593	$73,324	$83,468

Basic and diluted:
Income per unit	$1.63	$2.21	$3.64	$4.15

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	$104,213	$72,013
Net realized gain on investments	679	1,223
Net change in unrealized appreciation/depreciation on investments	(31,568)	10,232

Net Increase in Members’ Capital from Operations	73,324	83,468
Distributions to Members’ from:
Net investment income	(118,250)	(86,000)
Return of capital	(184,445)	(291,464)
Return of unused capital	(100,000)	(250,000)

Total Distributions to Members’	(402,695)	(627,464)
Increase in Members’ Capital Resulting from Capital Activity
Contributions	—	612,464

Total Increase in Members’ Capital Resulting from Capital Activity	—	612,464

Total (Decrease) Increase in Members’ Capital	(329,371)	68,468

Members’ Capital, beginning of period	1,275,420	963,104

Members’ Capital, end of period	$946,049	$1,031,572

Accumulated net investment loss	$(15,128)	$(14,533)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$73,324	$83,468
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(83,796)	(426,022)
Interest income paid in-kind	(13,931)	(6,220)
Proceeds from sales and paydowns of investments	194,037	372,228
Net realized loss (gain) on investments	252	(1,223)
Change in net unrealized appreciation/depreciation on investments	31,568	(10,232)
Amortization of premium and accretion of discount, net	(6,171)	(5,479)
Amortization of deferred financing costs	4,808	2,442
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	3,784	(410)
(Increase) decrease in receivable from Investment Adviser	530	578
(Increase) decrease in prepaid and other assets	8	107
Increase (decrease) in investments purchased payable	—	(3,840)
Increase (decrease) in interest and credit facility expense payable	(164)	122
Increase (decrease) in directors’ fees payable	176	171
Increase (decrease) in other accrued expenses and liabilities	93	(182)

Net cash provided by operating activities	$204,518	$5,508

Cash Flows from Financing Activities
Contributions from Members	$—	$425,000
Unused contributions returned to Members	(100,000)	(250,000)
Distributions to Members	(302,695)	(190,000)
Distribution due to Member	—	25
Deferred financing costs paid	—	(10,132)
Proceeds from credit facility	227,000	349,696
Repayments of credit facility	(170,000)	(512,696)

Net cash used in financing activities	$(345,695)	$(188,107)

Net decrease in cash and cash equivalents	$(141,177)	$(182,599)
Cash and cash equivalents, beginning of period	$209,784	$214,913

Cash and cash equivalents, end of period	$68,607	$32,314

Supplemental and non-cash financing activities
Interest expense paid	$11,422	$9,691
Deemed distribution/re-contribution from Members’ (Note 9)	$—	$187,464
Distribution due to Member	$—	$25

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amount in thousands, except for unit data)

September 30, 2018

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

September 30, 2018

1. Organization and Basis of Presentation (continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2018 was $100,875.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At September 30, 2018 cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

As of September 30, 2018, there are no recent accounting pronouncements under consideration by the Company.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2018:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$1,004,952	$—	$1,004,952
Equity	941	—	15,724	—	16,665
Investment Funds & Vehicles (1)	—	—	—	280,561	280,561
Cash equivalents	49,422	—	—	—	49,422

Total Assets	$50,363	$—	$1,020,676	$280,561	$1,351,600

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

3. Investment Valuations and Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2018:

	Debt	Equity	Total
Balance, July 1, 2018	$1,023,719	$16,128	$1,039,847
Purchases*	21,459	853	22,312
Sales and paydowns of investments	(33,204)	—	(33,204)
Amortization of premium and accretion of discount, net	1,649	—	1,649
Net realized gains	293	—	293
Net change in unrealized appreciation/depreciation	(8,964)	(1,257)	(10,221)

Balance, September 30, 2018	$1,004,952	$15,724	$1,020,676

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2018	$(22,308)	$(1,240)	$(23,548)

* Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2018	$1,151,532	$10,851	$1,162,383
Purchases*	72,270	10,583	83,303
Sales and paydowns of investments	(197,364)	(685)	(198,049)
Amortization of premium and accretion of discount, net	6,170	—	6,170
Net realized losses	(252)	—	(252)
Net change in unrealized appreciation/depreciation	(27,854)	(5,025)	(32,879)

Balance, September 30, 2018	$1,004,952	$15,724	$1,020,676

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2018	$(45,774)	$(5,008)	$(50,782)

*	Includes payments received in-kind

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2017:

	Debt	Equity	Total
Balance, July 1, 2017	$1,169,608	$7,998	$1,177,606
Purchases*	132,490	—	132,490
Sales and paydowns of investments	(184,735)	(76)	(184,811)
Amortization of premium and accretion of discount, net	2,702	—	2,702
Net realized gains	458	—	458
Net change in unrealized appreciation/depreciation	15,088	564	15,652

Balance, September 30, 2017	$1,135,611	$8,486	$1,144,097

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2017	$15,154	$564	$15,718

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

3. Investment Valuations and Fair Value Measurements (continued)

	Debt	Equity	Total
Balance, January 1, 2017	$1,074,600	$8,626	$1,083,226
Purchases*	356,584	—	356,584
Sales and paydowns of investments	(307,917)	(311)	(308,228)
Amortization of premium and accretion of discount, net	5,479	—	5,479
Net realized gains	1,223	—	1,223
Net change in unrealized appreciation/depreciation	5,642	171	5,813

Balance, September 30, 2017	$1,135,611	$8,486	$1,144,097

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2017	$5,723	$171	$5,894

*	Includes payments received in-kind

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three and nine months ended September 30, 2018 and 2017, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2018:

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$672,398	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	6.8% to 22.3% B+ to CCC-	12.7% N/A	Decrease Increase
Debt	$282,641	Income Method	Shadow Credit Rating	B to CC	N/A	Increase
Debt	$41,508	Market/Waterfall Method	EBITDA Multiple Revenue Multiple	6.5x to 8.0x 1.5x to 1.7x	N/A N/A	Increase Increase
Debt	$8,405	Income/Market/ Waterfall Method	Weighted Average Cost of Capital Shadow Credit Rating EBITDA Multiple	25.0% to 30.0% CCC- to CC 7.0x to 8.0x	27.5% N/A N/A	Decrease Increase Increase
Equity	$2,531	Income Method	Implied Volatility Risk Free Rate Expected Term	25.0% to 64.5% 2.8% to 2.9% 2.0 yrs. to 5.0 yrs.	63.9% 2.9% 4.9 yrs.	Increase Increase Increase
Equity	$13,193	Market/Waterfall Method	EBITDA Multiple	4.5x to 13.0x	N/A	Increase

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

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

For the three and nine months ended September 30, 2018, Management Fees incurred amounted to $2,520 and $7,915, respectively, of which $0 remained payable at September 30, 2018. For the three and nine months ended September 30, 2017, Management Fees incurred amounted to $7,375 (net of $175 of fee income as described further in Transaction and Offset Fees) and $22,476, respectively, of which $0 remained payable at September 30, 2017.

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

Since inception of the Company, the Adviser was paid $827 in such fees, of which $175 were paid during the three months ended September 30, 2017. In accordance with the limited liability company agreement, $175 was applied towards management fees for the three months ended September 30, 2017 and $652 of such fees had been recorded as fee income during the year ended December 31, 2016. No such fees were paid to the Adviser during the three and nine months ended September 30, 2018.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

4. Agreements and Related Party Transactions (continued)

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

For the three and nine months ended September 30, 2018 and 2017, no Incentive Fees were incurred.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

4. Agreements and Related Party Transactions (continued)

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

The Company’s investments in controlled affiliated investments as of September 30, 2018 along with the transactions during the nine months ended September 30, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of September 30, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(4,000)	$3,263	$280,561	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(4,000)	$3,263	$280,561	$31,968	$931

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

For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company recognized $0.9 million and $1.4 million of net realized gain distributions from TCW Strategic Ventures. The net realized gain reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of September 30, 2018 and December 31, 2017:

		September 30, 2018		December 31, 2017
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
ASC Acquisition Holdings, LLC	December 2021	$11,208	$415	$11,207	$326
Ascensus Specialties LLC(fka Vertellus Performance Chemicals LLC)	September 2022	4,218	—	N/A	N/A
Carrier & Technology Solutions, LLC	July 2023	4,488	—	N/A	N/A
ENA Holding Corporation	May 2021	3,203	64	4,804	19
FQSR, LLC	May 2023	9,264	74	2,415	17
Help At Home, LLC	August 2020	14,865	—	6,757	—
OTG Management, LLC	August 2021	506	—	3,005	30
Quantum Corporation	January 2019	5,472	1,012	N/A	N/A
Quicken Parent Corp.	April 2021	863	39	518	15
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	41
School Specialty, Inc.	April 2019	6,450	71	6,450	19
Vertellus Performance Chemicals LLC	September 2019	N/A	N/A	4,218	63

Total		$65,112	$1,675	$43,949	$530

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2018, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2018, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and nine months ended September 30, 2018 and 2017, the Company did not sell or issue any Common Units. The activity for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698
Units issued and committed	—	—	—	—

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

For the three and nine months ended September 30, 2018 the Company processed $0, of deemed distributions and re-contributions. For the three and nine months ended September 30, 2017 the Company processed $0 and $187,464, respectively, of deemed distributions and re-contributions.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2018, the Company was in compliance with such covenants.

As of September 30, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $500 million. As of December 31, 2017, the Available Commitment was $727 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members. As of September 30, 2018 and December 31, 2017, the amounts outstanding under the Credit Facility were $435 million and $378 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2018 and December 31, 2017, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. The Company incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility.

During the prior quarter, the Company expensed an additional $2.3 million of deferred financing costs due to the contractual decrease in the Credit Facility capacity which was accounted for as a debt modification during the current quarter. As of September 30, 2018 and December 31, 2017, $3.9 million and $8.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Credit facility interest expense	$4,761	$3,829	$11,508	$9,653
Undrawn commitment fees	87	339	3,323	2,188
Administrative fees	16	18	49	51
Amortization of deferred financing costs	643	964	4,808	2,442

Total	$5,507	$5,150	$19,688	$14,334

Weighted average interest rate	4.49%	3.63%	4.31%	3.16%
Average outstanding balance	414,848	418,174	352,223	408,571

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

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

As of September 30, 2018 and December 31, 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2018	December 31, 2017
Cost of investments for federal income tax purposes	$1,335,286	$1,445,098
Unrealized appreciation	$32,089	$31,987
Unrealized depreciation	$36,650	$54,788
Net unrealized depreciation on investments	$(4,561)	$(22,801)

The Company did not have any unrecognized tax benefits at December 31, 2017, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities for returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2018 and 2017 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Nine Months Ended September 30,
	2018	2017
Net Asset Value Per Unit (accrual base), Beginning of Period	$78.70	$93.55
Income from Investment Operations:
Net investment income(1)	5.18	3.58
Net realized and unrealized (loss)	(1.54)	0.57

Total from investment operations	3.64	4.15
Less Distributions:
From net investment income	(5.87)	(4.27)
Return of capital	(9.16)	(14.48)

Total distributions(2)	(15.03)	(18.75)

Net Asset Value Per Unit (accrual base), End of Period	$67.31	$78.75

Common Unitholder Total Return(3)(4)	6.7%	7.5%

Common Unitholder IRR(5)	7.4%	6.8%

Ratios and Supplemental Data
Members’ Capital, end of period	$946,049	$1,031,572
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	3.54%	4.50%
Ratio of net expenses to average net assets(6)	3.52%	4.50%
Ratio of financing cost to average net assets(4)	1.75%	1.23%
Ratio of net investment income before expense reimbursement to average net assets(6)	12.39%	8.28%
Ratio of net investment income to average net assets(6)	12.39%	8.28%
Credit facility payable	$435,000	$427,000
Asset coverage ratio	3.2	3.4
Portfolio turnover rate(4)	6.0%	26.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2018 and 2017.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the nine months ended September 30, 2018 and 2017 was calculated by taking the net income (loss) of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.4% through September 30, 2018. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized except for organizational costs.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)(Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2018

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with payment-in-kind (“PIK”) interest features, although we may have investments with PIK interest features in limited circumstances. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Investment Activity

As of September 30, 2018, our non-controlled/non-affiliated portfolio consisted of 24 debt and 6 equity investments. Based on fair values as of September 30, 2018, our non-controlled/non-affiliated portfolio was 98.4% invested in debt investments which were mostly senior secured, first lien term loans and 1.6% invested in equity investments comprised of common and preferred stocks as well as warrants. As of December 31, 2017, our non-controlled/non-affiliated portfolio consisted of 26 debt investments and three equity investments. Of these investments, 99.0% were debt investments which were mostly senior secured, first lien term loans and 1.0% were equity comprised of common stock and warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of September 30, 2018:

Industry	Percent of Total Investments
Industrial Conglomerates	14%
Hotels, Restaurants & Leisure	14%
Food Products	12%
Metals & Mining	8%
Technologies Hardware, Storage and Peripherals	7%
Auto Components	5%
Pharmaceuticals	5%
Information Technology Services	5%
Diversified Financial Services	5%
Commercial Services & Supplies	4%
Chemicals	4%
Health Care Providers & Services	4%
Textiles, Apparel & Luxury Goods	3%
Distributors	2%
Household Durables	2%
Software	2%
Diversified Consumer Services	2%
Internet & Direct Marketing Retail	1%
Construction & Engineering	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $34.1 million and $33.5 million for the three months ended September 30, 2018 and 2017, respectively. Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $101.8 million and $96.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2018	2017
Total investment income	$34,153	$33,455
Net expenses	8,696	13,356

Net investment income	25,457	20,099
Net realizedgain on non-controlled/non-affiliated investments	293	458
Net realized gain distributions from affiliated investments	88	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(11,636)	15,866
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(18,634)	8,170

Net increase in Members’ Capital from operations	$32,836	$44,593

	Nine Months Ended September 30,
	2018	2017
Total investment income	$133,958	$111,184
Net expenses	29,745	39,171

Net investment income	104,213	72,013
Net realized (loss) gain on non-controlled/non-affiliated investments	(252)	1,223
Net realized gain distributions from affiliated investments	931	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(34,831)	5,080
Net change in unrealized appreciation/depreciation on controlled affiliated investments	3,263	5,152

Net increase in Members’ Capital from operations	$73,324	$83,468

Total investment income

Total investment income for the three months ended September 30, 2018 and 2017 was $34.2 million and $33.5 million, respectively, and included interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments of $34.1 million and $33.5 million, respectively, as well as dividend income of $0.2 million and $0.0 million, respectively. Total income also included a dividend reclassification to net realized gain distributions from affiliated investments of ($.1) million and $0.0 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015.

Total investment income for the nine months ended September 30, 2018 and 2017 was $134.0 million and $111.2 million, respectively, and included interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments of $101.8 million and $96.7 million, respectively, dividend income of $0.2 million and $0.0 million, respectively, as well as dividend income of $32.0 million and $14.5 million, respectively, from TCW Strategic Ventures.

Interest income during the three and nine months ended September 30, 2018 remained relatively flat compared to interest income during the three and nine months ended September 30, 2017. This is primarily due to a slight decline in total number of investments which were offset by the impact of higher investment yields in 2018 versus 2017.

The increase in dividend income during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 is primarily attributable to the increase in TCW Strategic Ventures’ net investment income and available cash in 2018 compared to 2017.

Net investment income

Net investment income for the three months ended September 30, 2018 and 2017 was $25.5 million and $20.1 million, respectively. Net investment income for the nine months ended September 30, 2018 and 2017 was $104.2 million and $72.0 million, respectively. The increase in net investment income during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 is primarily driven by the increase in dividend income from TCW Strategic Ventures coupled with lower net expenses in 2018 versus 2017.

Operating expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,
	2018	2017
Expenses
Interest and credit facility expenses	$5,507	$7,375
Management fees	2,520	5,150
Administrative fees	287	313
Professional fees	274	307
Directors’ fees	70	73
Other expenses	30	138

Total expenses	8,688	13,356

Expenses reimbursed by the Investment Adviser	8	—
Net expenses	$8,696	$13,356

	Nine Months Ended September 30,
	2018	2017
Expenses
Interest and credit facility expenses	$19,688	$14,334
Management fees	7,915	22,476
Administrative fees	908	945
Professional fees	826	801
Directors’ fees	229	227
Other expenses	179	388

Total expenses	29,745	39,171

Expenses reimbursed by the Investment Adviser	—	—
Net expenses	$29,745	$39,171

Our total operating expenses were $8.7 million and $13.4 million for the three months ended September 30, 2018 and 2017, respectively. Our operating expenses include management fees attributed to the Adviser of $2.5 million and $7.4 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in management fees during the current quarter compared to the three months ended September 30, 2017 is due to the expiration of the Commitment Period, which changed the quarterly calculation of management fees from 0.375% of aggregate commitments to 0.1875% of aggregate cost basis of investments. Interest and credit facility expenses increased during the quarter compared to the three months ended September 30, 2017 due to a higher weighted average interest rate during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Our total operating expenses were $29.7 million and $39.2 million for the nine months ended September 30, 2018 and 2017, respectively. Our operating expenses include management fees attributed to the Adviser of $7.9 million and $14.3 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in management fees during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 is due to the expiration of the Commitment Period, which changed the quarterly calculation of management fees from 0.375% of aggregate commitments to 0.1875% of aggregate cost basis of investments. Interest and credit facility expenses increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to higher weighted average interest rate during 2018. In addition, we expensed an additional $2.3 million of deferred financing costs during the prior quarter of 2018 due to the contractual decrease in our credit facility capacity which was accounted for as a debt modification during quarter ended June 30, 2018.

Net expenses include a recapture of the reimbursement from the Adviser of $8 thousand and $0 thousand for the three and nine months ended September 30, 2018, respectively.

Net realized (loss) gain on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.5 million, respectively. Our net realized loss on non-controlled/non-affiliated investments during the three months ended September 30, 2018 is due to our term loans to OTG Management, LLC. which recognized $0.2 million in gains from the reduction in the term loan balance and Ruby Tuesday, Inc. which reduced their term loan balance by $0.1 subsequent to asset sales. Our net realized gain on non-controlled/non-affiliated investments during the three months ended September 30, 2017 was primarily attributable to the realization of gains related to our term loans to Robertshaw US HoldingCorp. and AmeriQual Group, LLC.

Our net realized (loss)/gain on non-controlled/non-affiliated investments for the nine months ended September 30, 2018 and 2017 was ($0.3) million and $1.2 million, respectively. Our net realized loss on non-controlled/non-affiliated investments during the nine months ended September 30, 2018 is primarily due to our term loans to HD Advanced Manufacturing Company, which recognized realized losses of $2.4 million relating to PIK interest income that was forgiven in exchange for, among other things, a cash amendment fee and a 1.5 year credit term extension. These were partially offset by an aggregate $1.9 million of realized gains from the disposition of our term loans to Mavenir, Inc. and Mavenir Private Holdings II Ltd and reductions in the term loans to OTG Management, LLC and Ruby Tuesday, Inc. resulting in gains of $0.2 million and $0.1 million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the nine months ended September 30, 2017 was primarily due to the realization of gains related to our term loans to Robertshaw US Holding Corp., Challenge Manufacturing Company LLC, AmeriQual Group, LLC and Harvest Hill Beverage Company. Net realized gain distributions from controlled affiliated investments

Our net realized gain distributions from controlled affiliated investments for the nine months ended September 30, 2018 and 2017 were $0.1 million and $0.0 million, respectively. The net realized gain during 2018 reflects a distribution from TCW Strategic Ventures during the three months ended June 30, 2018 from its net short- and long-term gains.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended September 30, 2018 and 2017 was ($11.6) million and $15.9 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2018 was primarily due to our term loans to Quantum Corporation, Carrier & Technology Solutions, LLC, formerly Patriot National, Inc., Cedar Electronics Holdings, Corp., Ruby Tuesday, Inc, and Normaco, LLC which recorded unrealized depreciation of $5.0 million, $2.8 million, $2.5 million, $2.0 million and $1.8 million, all respectively. These were partially offset by a change in unrealized appreciation for our term loans to H-D Advanced Manufacturing of $4.4 million. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2017 was primarily due to our term loan to H-D Advanced Manufacturing which recorded a net increase in fair value of $22.9 million, offset by our term loans to Patriot National, Inc., and Frontier Spinning Mills, Inc., which collectively recorded decreases in fair value of $4.9 million, $1.1 million in reversals of previously recorded unrealized appreciation on our term loan to Total Military Management, Inc., and other mark to market adjustments resulting from market yield spreads during the period.

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the nine months ended September 30, 2018 and 2017 was ($34.8) million and $5.1 million, respectively. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2018 was primarily due to our term loans to Carrier & Technology Solutions, LLC, formerly Patriot National, Inc., Quantum Corporation, and Cedar Electronics Holdings, Corp. which recorded unrealized depreciation of $16.8 million, $13.1 million, and $8.7 million, respectively. These were partially offset by a change in unrealized appreciation for our term loans to H-D Advance Manufacturing of $3.2 million. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2017 was primarily due to our term loan to H-D Advanced Manufacturing which recorded a net increase in fair value of $22.4 million, offset by our term loans to Patriot National, Inc., Frontier Spinning Mills, Inc., Cedar Electronics Holdings, Corp, and Pace Industries, Inc., which collectively recorded decreases in fair value of $12.2 million, $1.1 million in reversals of previously recorded unrealized appreciation on our term loan to Total Military Management, Inc., and other mark to market adjustments resulting from market yield spreads during the period.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments was $18.6 million and $8.2 million for the three months ended September 30, 2018 and 2017, respectively and $3.3 million and $5.2 million for the nine months ended September 30, 2018 and 2017, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three and nine months ended September 30, 2018 and 2017 is primarily attributable to loans originated in 2018 and 2017, respectively, as well as undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended September 30, 2018 and 2017 was $32.8 million and $44.6 million, respectively. The decrease during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is primarily attributable to higher an increase in net unrealized appreciation on our controlled affiliated investments offset by deprecation on our non-controlled/non-affiliated investments.

Our net increase in members’ capital from operations during the nine months ended September 30, 2018 and 2017 was $73.3 million and $83.5 million, respectively. The decrease during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is a result of higher net investment income offset by depreciation of our non-controlled/non-affiliated investments.

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

Our investments in controlled affiliated investments as of September 30, 2018 along with the transactions during the nine months ended September 30, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of September 30, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(4,000)	$3,263	$280,561	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(4,000)	$3,263	$280,561	$31,968	$931

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

For the nine months ended September 30, 2018 and the year ended December 31, 2017, we did not recognize any realized gains (losses) on controlled affiliated investments. During the nine months ended September 30, 2018 and the year ended December 31, 2017, we recognized $0.9 million and $1.4 million of net realized gain distributions from TCW Strategic Ventures. The net realized gain reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

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

As of September 30, 2018 and December 31, 2017, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	September 30, 2018	December 31, 2017
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$309,125
Percentage of commitments funded	79.7%	84.6%
Units	20,134,698	20,134,698

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2018, we were in compliance with such covenants.

As of September 30, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $500 million. As of December 31, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement was $727 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of our Members.

As of September 30, 2018 and December 31, 2017, the amounts outstanding under the Credit Facility were $435 million and $378 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2018 and December 31, 2017, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and condition. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. These costs have been recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility. During the prior quarter, we expensed an additional $2.3 million of deferred financing costs during the due to the contractual decrease in our Credit Facility capacity which was accounted for as a debt modification during the previous quarter. As of September 30, 2018 and December 31, 2017, $3.9 million and $8.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2018 and 2017 is as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Credit facility interest expense	$4,761	$3,829	$11,508	$9,653
Undrawn commitment fees	87	339	3,323	2,188
Administrative fees	16	18	49	51
Amortization of deferred financing costs	643	964	4,808	2,442

Total	$5,507	$5,150	$19,688	$14,334

Weighted average interest rate	4.49%	3.63%	4.31%	3.16%
Average outstanding balance	414,848	418,174	352,223	408,571

A summary of our contractual payment obligations as of September 30, 2018 and December 31, 2017 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – September 30, 2018	$500,000	$435,000	$65,000
Total Debt Obligations – December 31, 2017	$750,000	$378,000	$349,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized losses by investment as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

		September 30, 2018		December 31, 2017
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
ASC Acquisition Holdings, LLC	December 2021	$11,208	$415	$11,207	$326
Ascensus Specialties LLC(fka Vertellus Performance Chemicals LLC)	September 2022	4,218	—	N/A	N/A
Carrier & Technology Solutions, LLC	July 2023	4,488	—	N/A	N/A
ENA Holding Corporation	May 2021	3,203	64	4,804	19
FQSR, LLC	May 2023	9,264	74	2,415	17
Help At Home, LLC	August 2020	14,865	—	6,757	—
OTG Management, LLC	August 2021	506	—	3,005	30
Quantum Corporation	January 2019	5,472	1,012	N/A	N/A
Quicken Parent Corp.	April 2021	863	39	518	15
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	41
School Specialty, Inc.	April 2019	6,450	71	6,450	19
Vertellus Performance Chemicals LLC	September 2019	N/A	N/A	4,218	63

Total		$65,112	$1,675	$43,949	$530

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of September 30, 2018 and December 31, 2017, the Company’s unfunded commitment to TCW Strategic Ventures was $219.6 million and $241.2 million, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At September 30, 2018, 100.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2018, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2018 consolidated balance sheet, the following table shows the annual impact on net income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Income
Up 300 basis points	$39,955	$13,231	$26,724
Up 200 basis points	26,636	8,821	17,815
Up 100 basis points	13,318	4,410	8,908
Down 100 basis points	(15,271)	(4,628)	(10,643)
Down 200 basis points	(2,726)	(8,978)	6,252
Down 300 basis points	(969)	(10,092)	9,123

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three and nine months ended September 30, 2018 (Unaudited)

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 6, 2018	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 6, 2018	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer