Form 10-K
period 2018-12-31
TCW Direct Lending LLC
filed 2019-03-19
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Limited Liability Company Units

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2018, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 19, 2019 was 20,134,698.

Documents Incorporated by Reference

TCW Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2018, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•

the ability of The TCW Group, Inc. and its subsidiaries to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•

our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940 and the related tax implications;

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

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team (the “Direct Lending Team”) of the Adviser, a group of investment professionals that will use the same investment strategy employed by the Direct Lending Team over the past 18 years.

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

On May 18, 2016, we established a wholly owned subsidiary, TCW-DL VF Holdings, Inc., structured as a Delaware entity or tax blocker, to hold an equity investment in a portfolio company organized as a limited liability company.

On September 19, 2016, we formed TCW Direct Lending Luxembourg VI S.à.r.l., (“TCW Direct Lending Luxembourg”) a private limited liability company under the laws of Luxembourg, of which the Company owns 100% of the membership interests. Throughout 2017, we formed several Delaware limited liability companies, all of which have a single member interest owned by us.

In 2018, we cancelled all but two of our wholly-owned Delaware limited liability companies. Further, TCW Direct Lending Luxembourg was also dissolved and our interest in the subsidiary was terminated.

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

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the “SEC”) under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $191 billion of assets as of December 31, 2018. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with us and its four predecessor funds, the “Direct Lending Funds”).

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

Investment Strategy and Opportunity

We provide private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated, private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias was towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. We compensate for the inherent lack of liquidity in our private investments by seeking returns that are higher than those of similar, but more liquid, investments. We consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, DIP loans, bridge loans and Chapter 11 exits. As a result, we may invest in companies that are experiencing, or are likely to experience, operational, capital structure, liquidity and/or other financial difficulties. These investments can be subject to greater credit and liquidity risks, and could be more prone to default.

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

A key to our investment strategy is to invest primarily in directly originated investment opportunities, as opposed to opportunities developed by financial intermediaries and then marketed widely to potential capital providers, which will rarely have economics, terms or conditions that will be acceptable to us. We originated investment opportunities by independently developing such opportunities or by selectively identifying marketed and referred deals that can be significantly modified to meet our investment criteria. Originating transactions on a selective basis generally allowed us to customize terms that are consistent with our investment profile and exert greater influence throughout the life of the investment.

In certain instances, we partnered with other providers of capital, including strategic, financial, managerial or other related parties. Forging successful relationships with other investors may present us with additional opportunities, facilitate the closing of transactions or reduce risks.

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

As previously noted, our investment period has ended. Accordingly, while we will not originate new loans, we may increase credit facilities to existing borrower or affiliates. We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with payment-in-kind (“PIK”) interest features although, we may have investments with PIK interest features in limited circumstances. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as part of a total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a company through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we invest primarily in U.S. companies, there may be certain instances where we invested in companies domiciled elsewhere.

We consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, DIP loans, bridge loans and Chapter 11 exits. As a result, invested in companies that are experiencing, or are likely to experience, operational, capital structure, liquidity and/or other financial difficulties. These investments can be subject to greater credit and liquidity risks, and could be more prone to default.

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

Investments

Based on fair values as of December 31, 2018, our non-controlled/non-affiliated portfolio was comprised of 22 debt investments and five equity investments. Of these investments, 98.7% were debt investments which were primarily senior secured, first lien term loans and 1.3% were equity comprised of common and preferred stocks as well as warrants. As of December 31, 2017, our non-controlled/non-affiliated portfolio was comprised of 26 debt investments and three equity investments. Of these investments, 99.0% were debt investments which were primarily senior secured, first lien term loans and 1.0% were equity comprised of common stock and warrants. On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $260.3 million and $259.7 million as of December 31, 2018 and 2017, respectively.

For a further discussion of our investment activities and investment attributes as of December 31, 2018 and 2017, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 13, 2018 the Company’s Board of Directors (the “Board”) reapproved the Investment Advisory and Management Agreement (the “Advisory Agreement”) originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

Administration Agreement

On August 13, 2018, the Company’s Board reapproved the Administration Agreement with the Adviser, originally entered into on September 15, 2014, under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

Derivatives

Derivatives were not a significant component of our investment strategy. We retain the flexibility, however, to utilize hedging techniques, such as interest rate swaps, to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

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

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions. The Code of Ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. You may obtain copies of the Code of Ethics by written request addressed to the following: Jeffrey Engelsman, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

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

Risks Related to our Business and Structure

Lack of Operating History

We commenced investment operations in 2014, and our investment period concluded in 2017. Given the nature and duration of many of our investments, any past performance, including the past performance of the prior Special Situation Funds or other investment entities and accounts managed by the Adviser, is not necessarily indicative of our future results.

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

Borrowing Money

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, we borrow from or may issue senior debt securities to banks, insurance companies and other lenders. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Common Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur depends largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

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

We and the Adviser have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Even if we protect our technological infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks and the adoption and maintenance of additional appropriate security measures. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in the Adviser’s or our respective vendors’ systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems we and the Adviser use. Privacy and information security legal and regulatory changes, and compliance with those changes, may also result in cost increases due to system changes and the need to develop new administrative processes.

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

Changes to or Discontinuation of LIBOR

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. It is possible that banks will not continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments.

If LIBOR ceases to exist, we may need to renegotiate some of our credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns.

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

The table below sets forth our consolidated selected financial data for the years ended December 31, 2018, 2017, 2016 and 2015 and the period from May 13, 2014 (Inception) to December 31, 2014. The selected consolidated income statement, balance sheet and other data for the years ended December 31, 2017, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,				Inception to December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except unit data)
Statement of Operations Data
Income
Total investment income	$173,928	$151,429	$111,425	$31,421	$1,463

Expenses
Net expenses	38,250	47,354	46,222	44,360	5,102

Net investment income (loss)	135,678	104,075	65,203	(12,939)	(3,639)
Net realized (loss) gain on non-controlled/non-affiliated investments	(236)	(88)	519	2,350	129
Net realized gain distributions from controlled affiliated investments	931	1,432	—	—	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(46,363)	(1,979)	(17,114)	(6,453)	2,187
Net change in unrealized appreciation on controlled affiliated investments	4,908	876	13,193	6,075	—

Net increase (decrease) in Members’ Capital from operations	$94,918	$104,316	$61,801	$(10,967)	$(1,323)

Income (Loss) per unit	$4.71	$5.17	$3.07	$(0.58)	$(0.16)

	Year Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands, except unit data)
Balance Sheet Data
Cash and cash equivalents	$145,912	$209,784	$214,913	$180,436	$6,967
Non-controlled/non-affiliated investments	865,957	1,163,294	1,083,226	586,626	112,500
Controlled affiliated investments	260,252	259,698	247,164	206,635	—
Total assets	1,281,948	1,655,257	1,558,101	1,008,801	125,627
Total debt	365,000	378,000	590,000	329,000	55,000
Total liabilities	368,405	379,837	594,997	357,498	61,099
Total Members’ Capital	913,543	1,275,420	963,104	651,303	64,528
Net asset value per unit (accrual base), End of year/period	$65.69	$78.70	$93.55	$99.35	$99.84

Other Data
Number of portfolio companies at year-end	22	26	23	11	2
Common Unitholder Total Return (1)	9.1%	9.5%	8.3%	(3.3)%	(2.0)%
Weighted-average yield of debt and income producing securities (2)	11.0%	10.5%	10.3%	9.5%	8.1%
Fair value of debt investments as a percentage of principal	92.8%	96.5%	96.7%	97.9%	100. 0%

(1)

Common Unitholder Total Return for the periods ended December 31, 2018, 2017, 2016, 2015 and 2014 was calculated by taking the net investment income/(loss) of the Company for the period divided by the weighted average contributions from the members during the period. The return is net of management fees and expenses.

(2)	Weighted average yield is calculated using the par outstanding and excludes income collected from borrowers on unfunded commitments.

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

In 2018, we cancelled all but two of our wholly-owned Delaware limited liability companies. Further, TCW Direct Lending Luxembourg was also dissolved and our interest in the subsidiary was terminated.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with payment-in-kind (“PIK”) interest features, although we may have investments with PIK interest features in limited circumstances. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias will be towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Investment Activity

Based on fair values as of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 22 debt investments and five equity investments. Of these investments, 98.7% were debt investments which were primarily senior secured, first lien term loans and 1.3% were equity comprised of common and preferred stocks as well as warrants. Based on fair value as of December 31, 2017, our non-controlled/non-affiliated portfolio consisted of 26 debt investments and three equity investments. Of these investments, 99.0% were debt investments which were primarily senior secured, first lien term loans and 1.0% were equity comprised of common stock and warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of December 31, 2018:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	16%
Food Products	13%
Industrial Conglomerates	12%
Metals & Mining	10%
Auto Components	6%
Information Technology Services	6%
Pharmaceuticals	5%
Commercial Services & Supplies	5%
Chemicals	5%
Diversified Financial Services	5%
Health Care Providers & Services	4%
Distributors	3%
Software	2%
Household Durables	2%
Diversified Telecommunication Services	2%
Internet & Direct Marketing Retail	2%
Construction & Engineering	1%
Textiles, Apparel & Luxury Goods	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $141.9 million, $128.8 million and $96.0 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Results of Operations

Our operating results for the years ended December 31, 2018, 2017 and 2016 were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Total investment income	$173,928	$151,429	$111,425
Net expenses	38,250	47,354	46,222

Net investment income	135,678	104,075	65,203
Net realized (loss) gain on non-controlled/non-affiliated investments	(236)	(88)	519
Net realized gain distributions from controlled affiliated investments	931	1,432	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(46,363)	(1,979)	(17,114)
Net change in unrealized appreciation/depreciation on controlled affiliated investment	4,908	876	13,193

Net increase in Members’ Capital from operations	$94,918	$104,316	$61,801

Total investment income

Total investment income for the years ended December 31, 2018, 2017 and 2016 was $173.9 million, $151.4 million and $111.4 million, respectively, and included interest income as well as interest income paid-in-kind from non-controlled/non-affiliated investments of $141.9 million, $128.8 million and $96.0 million, respectively. Also included in total investment income for the years ended December 31, 2018, 2017 and 2016 were dividend income of $32.0 million, $22.6 million and $14.8 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015.

Net investment income

Our net investment income for the years ended December 31, 2018, 2017 and 2016 was $135.7 million, $104.1 million and $65.2 million, respectively. The increase in net investment income during the year ended December 31, 2018 versus the year ended December 31, 2017 is primarily attributable to higher interest and dividend income from both non-controlled/non-affiliated investments as well as controlled affiliated investments, coupled with lower management fees due to the expiration of the Commitment Period.

The increase in net investment income for the year ended December 31, 2017 versus the year ended December 31, 2016 was primarily attributable to current operations and the increase in the number of debt investments year over year, in addition to a greater number of debt investments which earned interest income for the entire year.

Operating expenses for the years ended December 31, 2018, 2017 and 2016 were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Expenses
Interest and credit facility expenses	$25,300	$19,639	$13,503
Management fees	10,418	25,101	30,202
Administrative fees	1,209	1,258	1,104
Professional fees	1,031	1,921	1,581
Directors’ fees	333	298	290
Other expenses	222	404	377

Total expenses	$38,513	$48,621	$47,057

Expenses reimbursed by the Investment Adviser	(263)	(1,267)	(835)

Net expenses	$38,250	$47,354	$46,222

Our total operating expenses were $38.5 million, $48.6 million and $47.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our operating expenses include management fees attributed to the Adviser of $10.4 million, $25.1 million, $30.2 million, for the years ended December 31, 2018, 2017 and 2016, respectively. Operating expenses decreased during the year-ended December 31, 2018 versus the prior year primarily due to lower management fees as a result of the Commitment Period expiration. Operating expenses in all categories increased during the year-ended December 31, 2017 versus the prior year primarily due to year over year increase in the size of our investment portfolio. For the period ended December 31, 2016, professional fees included $0.2 million in fees associated with the formation of TCW Direct Lending Luxembourg.

Net expenses include an expense reimbursement of $0.3 million, $1.3 million and $0.8 million, in the years ended December 31, 2018, 2017 and 2016, respectively. The expense reimbursement during the years ended December 31, 2018, 2017 and 2016 is due to the expense limitation on operating expenses as outlined in the Advisory Agreement.

Net realized (loss) gain on non-controlled/non-affiliated investments

Our net realized (loss) gain on non-controlled/non-affiliated investments for the years ended December 31, 2018, 2017 and 2016 was ($0.2) million, ($0.1) million and $0.5 million, respectively. Our net realized loss on non-controlled/non-affiliated investments during the year-ended December 31, 2018 was primarily due to $2.4 million in losses on our term loan to H-D Advanced Manufacturing Company, partially offset by realized gains on the disposition of our term loans to Mavenir, Inc. and Mavenir Private Holdings II Ltd. of $1.9 million.

Our net realized loss on non-controlled/non-affiliated investments during the year-ended December 31, 2017 was primarily due to losses on our disposition of our term loan to Controladora Dolphin Discovery, S.A De C.V. Mexico of $1.4 million, offset by gains on our term loans to Challenge Manufacturing Company, LLC of $0.4 million, Harvest Hill Beverage Company of $0.3 million, and Robertshaw US Holding Corp. of $0.2 million.

Our net realized gain on non-controlled/non-affiliated investments during the year-ended December 31, 2016 was primarily due to the realization of gains related to our first out term loan to Harvest Hill Beverage Company and our term loan to ASC Acquisition Holding.

Net realized gain distributions from controlled affiliated investments

Our net realized gain distributions from controlled affiliated investments for the years ended December 31, 2018, 2017 and 2016 were was $0.9 million, $1.4 million and $0.0 million, respectively. The net realized gain during the years ended December 31, 2018 and 2017 reflect a distribution from TCW Strategic Ventures during the respective periods from its net short- and long-term gains.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the years ended December 31, 2018, 2017 and 2016 was ($46.3) million, ($2.0) million and ($17.1) million, respectively. Our net change in unrealized appreciation/depreciation for the year ended December 31, 2018 was primarily due to our term loan to Carrier & Technology Holdings, LLC and our Cedar Ultimate Parent LLC preferred stock which collectively recorded net decrease in fair value of $41.7 million, partially offset by $1.9 million of prior period reversals of unrealized losses on our term loan to H-D Advanced Manufacturing Company, as well as other mark to market adjustments during the year.

Our net change in unrealized appreciation/depreciation for the year ended December 31, 2017 was primarily due to our term loan to H-D Manufacturing Company which recorded net increases in fair value of $22.9 million, offset by fair value decreases of $14.1 million attributable to our term loan to Patriot National, Inc., $5.4 million attributable to our term loan to Cedar Electronics Holdings, Corp., $2.2 million attributable to our term loan to Frontier Spinning Mills, Inc., $2.7 million in prior period reversals of unrealized gains on various positions that we exited during the year ended December 31, 2017, as well as other mark to market adjustments during the year.

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

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments was $4.9 million, $0.9 million and $13.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the years ended December 31, 2018, 2017 and 2016 primarily resulted from changes in the portfolio market value of, and undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase (decrease) in members’ capital from operations was $94.9 million, $104.3 million and $61.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease during the year ended December 31, 2018 is primarily attributable to the increase in net unrealized depreciation on non-controlled/non-affiliated investments. The increase during the year ended December 31, 2017 is primarily attributable to the increase in investment income and net realized and unrealized gain on investments, coupled with relatively flat operating expenses. The increase during the year ended December 31, 2016 reflects the increase in operations and loan originations through December 31, 2016.

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

The Company’s investments in controlled affiliated investments for the years ended December 31, 2018 and 2017 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2017	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

During the years ended December 31, 2018 and 2017, we did not recognize any realized gains (losses) on controlled affiliated investments. During the years ended December 31, 2018 and 2017, we recognized $0.9 million and $1.4 million of net realized gain distributions from TCW Strategic Ventures. The net realized gain during the years ended December 31, 2018 and 2017 reflect a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

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

As of December 31, 2018, 2017 and 2016, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	December 31,
	2018	2017	2016
Commitments	$2,013,470	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$309,125	$920,589
Percentage of commitments funded	79.7%	84.6%	54.3%
Units	20,134,698	20,134,698	20,134,698

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

As of December 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $500 million. As of December 31, 2017, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $727 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of our Members.

As of December 31, 2018 and December 31, 2017, the amounts outstanding under the Credit Facility were $365 million and $378 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2018 and 2017, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. These costs have been recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility. As of December 31, 2018 and December 31, 2017, $3.3 million and $8.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2018, 2017 and 2016 is as follows (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Borrowing interest expense	$16,360	$13,635	$10,308
Undrawn commitment fees	3,425	2,525	829
Administrative fees	65	68	75
Amortization of financing costs	5,450	3,411	2,291

Total	$25,300	$19,639	$13,503

Weighted average interest rate	4.43%	3.31%	2.24%
Average outstanding balance	$364,512	$411,569	$459,691

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2018 and 2017 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – December 31, 2018	$750,000	$365,000	$135,000
Total Debt Obligations – December 31, 2017	$750,000	$378,000	$349,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized losses as of December 31, 2018 and 2017 by investment (dollar amounts in thousands):

		December 31,
		2018		2017
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
ASC Acquisition Holdings, LLC	December 2021	$—	$—	$11,207	$326
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	4,218	8	4,218	63
Carrier & Technology Solutions, LLC	July 2023	2,656	—	N/A	N/A
ENA Holdings Corporation	May 2021	1,601	45	4,804	19
FQSR, LLC	May 2023	4,566	73	2,415	17
Help At Home, Inc.	August 2020	14,865	—	6,757	—
OTG Management LLC	August 2021	—	—	3,005	30
Quicken Parent Corp.	April 2021	862	43	518	15
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	41
School Specialty, Inc.	April 2019	—	—	6,450	19

Total		$33,343	$169	$43,949	$530

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of December 31, 2018 and December 31, 2017, the Company’s unfunded commitment to TCW Strategic Ventures was $219.6 million and $241.2 million, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2018, 99.4% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2018, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2018 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$34,840	$11,102	$23,738
Up 200 basis points	23,227	7,401	15,826
Up 100 basis points	11,613	3,701	7,912
Down 100 basis points	(12,579)	(3,897)	(8,682)
Down 200 basis points	(2,032)	(7,547)	5,515
Down 300 basis points	(1,702)	(9,444)	7,742

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2018, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the fiscal year ended to December 31, 2018.

*	Filed herewith

ITEM 16.	Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 19, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director
(Principal Executive Officer)

Date: March 19, 2019	By:	/s/ Laird R. Landmann
Laird. R Landmann
Director

Date: March 19, 2019	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 19, 2019	By:	/s/ William Cobb
William Cobb
Director

Date: March 19, 2019	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: March 19, 2019	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial Officer)

TCW Direct Lending LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of TCW Direct Lending LLC (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period ended December 31, 2018, the financial highlights for the years ended December 31, 2018, 2017, 2016 and 2015, and for the period from May 13, 2014 (Inception) to December 31, 2014, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in members’ capital and cash flows for each of the three years in the period ended December 31, 2018, and the financial highlights for the years ended December 31, 2018, 2017, 2016 and 2015, and for the period from May 13, 2014 (Inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 19, 2019

We have served as the Company’s auditor since 2014.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 9.03% (LIBOR + 6.50%, 1.00% Floor)	5.4%	$49,954,501	04/20/22	$49,212,783	$49,454,956

				5.4%	49,954,501		49,212,783	49,454,956

Chemicals
	Ascensus Specialties LLC (fka Vertellus Performance Chemicals LLC)(1)	09/22/17	First Lien Term Loan - 9.28% (LIBOR + 6.75%, 1.25% Floor)	4.6%	41,496,364	09/22/22	40,762,340	41,620,853

				4.6%	41,496,364		40,762,340	41,620,853

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan - 9.53% (LIBOR + 7.00%, 1.00% Floor)	0.6%	5,467,476	04/07/22	5,467,476	5,150,362
	School Specialty, Inc.	04/07/17	Term Loan A - 9.51% (LIBOR + 7.00%, 1.00% Floor)	4.0%	39,259,771	04/07/22	38,654,010	36,982,704

				4.6%	44,727,247		44,121,486	42,133,066

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 9.10% (LIBOR + 6.75%, 1.25% Floor)	1.0%	13,196,154	07/18/23	12,996,406	9,382,465

				1.0%	13,196,154		12,996,406	9,382,465

Distributors
	ASC Acquisition Holdings, LLC	12/16/16	First Lien Term Loan - 10.03% (LIBOR + 7.50%, 1.00% Floor)	2.4%	24,096,797	12/15/21	23,811,851	21,614,827
	ASC Acquisition Holdings, LLC	12/17/18	Term Loan - 10.29% (LIBOR + 7.50%, 1.00% Floor)	0.3%	3,154,908	12/15/21	3,091,810	3,154,908

				2.7%	27,251,705		26,903,661	24,769,735

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan - 11.75% (11.75%, Fixed Coupon, all PIK)	0.6%	37,896,029	07/02/23	37,724,796	5,229,652
	Carrier & Technology Solutions, LLC(1)	07/02/18	Revolver - 9.71% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.8%	7,198,078	07/02/23	7,198,078	7,198,078
	Carrier & Technology Solutions, LLC	07/02/18	Term Loan - 9.60% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.2%	11,147,081	07/02/23	11,096,219	11,147,081

				2.0%	18,345,159		18,294,297	18,345,159

	Verus Analytics, LLC (fka Verus Financial, LLC)	04/11/16	First Lien Term Loan - 10.00% (PRIME + 4.50%, 3.50% Floor)	1.8%	16,296,875	04/12/21	16,148,606	16,296,875

				4.4%	72,538,063		72,167,699	39,871,686

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	05/08/18	Term Loan A1 - 7.52% (LIBOR + 5.00%, 1.00% Floor)	0.1%	$1,386,161	03/13/22	$1,386,505	$1,386,161
	Alaska Communications Systems Holdings, Inc.	03/28/17	Term Loan A2 - 9.52% (LIBOR + 7.00%, 1.00% Floor)	1.8%	16,060,982	03/13/23	15,893,682	16,060,982

				1.9%	17,447,143		17,280,187	17,447,143

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 10.65% (LIBOR + 8.00%, 1.00% Floor)	3.4%	32,913,669	08/15/23	32,404,728	31,432,554
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 - 10.65% (LIBOR + 8.00%, 1.00% Floor)	1.0%	9,324,998	08/15/23	9,180,807	8,905,373
	Harvest Hill Beverage Company	01/20/16	Term Loan A1 - 9.03% (LIBOR + 6.50%, 1.00% Floor)	8.1%	74,703,910	01/19/21	74,244,287	73,732,760

				12.5%	116,942,577		115,829,822	114,070,687

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B - 9.10% (LIBOR + 6.75%, 1.25% Floor)	4.1%	37,602,990	08/03/20	37,413,881	37,791,005

				4.1%	37,602,990		37,413,881	37,791,005

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	Delayed Draw Term Loan - 8.39% (LIBOR + 5.50%, 1.00% Floor)	0.6%	5,359,807	05/14/23	5,359,807	5,290,130
	FQSR, LLC	05/14/18	Term Loan - 8.12% (LIBOR + 5.50%, 1.00% Floor)	2.6%	24,446,504	05/14/23	23,743,784	24,128,699

				3.2%	29,806,311		29,103,591	29,418,829

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 9.58% (LIBOR + 7.00%, 1.00% Floor)	2.0%	18,546,807	08/26/21	18,455,167	18,416,979
	OTG Management, LLC	06/30/16	Term Loan - 9.47% (LIBOR + 7.00%, 1.00% Floor)	6.4%	58,502,243	08/26/21	57,881,978	58,092,727

				8.4%	77,049,050		76,337,145	76,509,706

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 12.80% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.4%	33,305,611	12/21/22	31,876,363	31,207,358

				15.0%	140,160,972		137,317,099	137,135,893

Household Durables
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan - 10.34% (LIBOR + 8.00%, 1.50% Floor)	1.9%	19,200,000	06/26/20	19,018,034	17,683,200

				1.9%	19,200,000		19,018,034	17,683,200

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan - 13.30% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	11.3%	$105,769,165	12/31/21	$105,201,819	$103,442,243

				11.3%	105,769,165		105,201,819	103,442,243

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 9.53% (LIBOR + 7.00%, 1.00% Floor)	4.7%	44,302,885	05/06/21	43,790,131	43,062,404
	ENA Holding Corporation(1)	05/06/16	Revolver - 9.79% (LIBOR + 7.00%, 1.00% Floor)	0.7%	6,405,720	05/06/21	6,405,720	6,226,360

				5.4%	50,708,605		50,195,851	49,288,764

Internet & Direct Marketing Retail
	Lulu's Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 9.52% (LIBOR + 7.00%, 1.00% Floor)	1.5%	13,401,172	08/28/22	13,105,965	13,535,184

				1.5%	13,401,172		13,105,965	13,535,184

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 11.06% (LIBOR + 8.25%, 1.00% Floor)	9.1%	84,118,105	06/30/20	83,754,730	83,108,688

				9.1%	84,118,105		83,754,730	83,108,688

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan - 10.40% (LIBOR + 8.00%, 1.00% Floor)	5.0%	51,289,164	07/01/21	50,949,495	45,955,091

				5.0%	51,289,164		50,949,495	45,955,091

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan - 11.35% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.3%	21,769,443	04/01/21	21,691,954	20,680,971

				2.3%	21,769,443		21,691,954	20,680,971

Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B - 10.78% (LIBOR + 8.25%, 1.00% Floor)	0.8%	12,960,042	04/30/20	12,925,853	7,192,823

				0.8%	12,960,042		12,925,853	7,192,823

	Total Debt Investments			93.5%			910,849,065	854,564,453

					Shares
	Equity
Diversified Financial Services
	Carrier & Technology Holdings, LLC(7)		Common Stock	0.0%	2,143		—	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Verus Financial, LLC(4)		Common Stock	0.9%	8,750		$7,640,647	$8,738,810

				0.9%	10,893		7,640,647	8,738,810

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.) (7)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	536,201

				0.1%	1,470,632		1,379,747	536,201

Household Durables
	Cedar Ultimate Parent LLC(7)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	9,297,990		9,187,900	—
Household Durables (con’t)
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	2,900,000		—	—

				0.0%	12,497,990		9,187,900	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(7)		Common Stock	0.1%	391,945		1,708,311	783,890
	Quantum Corporation(7)		Warrant, expires 10/31/23	0.1%	900,045		1,192,100	373,415
	Quantum Corporation(5) (7)		Warrant, expires 11/30/23	0.0%	900,045		1,192,101	187,157
	Quantum Corporation(7)		Warrant, expires 9/30/23	0.0%	900,045		1,217,214	373,414
	Quantum Corporation(7)		Warrant, expires 9/7/23	0.0%	900,045		1,143,057	373,414

				0.2%	3,992,125		6,452,783	2,091,290

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc. (7)		Warrant, expires 5/15/23	0.0%	5,674		—	25,929

				0.0%	5,674		—	25,929

	Total Equity Investments			1.2%			24,661,077	11,392,230

	Total Non-Controlled/Non-Affiliated Investments*			94.7%			$935,510,142	$865,956,683

					Shares		Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Preferred membership interests	28.5%	261,153		$235,200,003	$260,252,121
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			28.5%			$235,200,003	$260,252,121

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%			8.1%	73,674,801		73,674,801	73,674,801

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2018

Total Investments 131.3%	$1,244,384,946	$1,199,883,605

Net unrealized depreciation on unfunded commitments (0.0%)		$(169,454)

Liabilities in Excess of Other Assets (31.3%)		$(286,170,835)

Net Assets 100.0%		$913,543,316

*

The fair value of the Quantum Corporation Common Stock held by the Company represents the quoted market price as of December 31, 2018 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5 - Commitments and Contingencies.

(2)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2018, $269,157,494 or 21.1% of the Company’s total assets were represented by “non-qualifying assets.”

(3)

In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

(4)	Holdings of Verus Financial, LLC common stock are through Verus Holdings LLC, a special purpose vehicle.
(5)	Fair value was reduced by 50% to represent the Company’s obligation to sell 50% of this investment back to Quantum for a nominal amount.
(6)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled affiliated person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company.

(7)	Non-income producing.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
Prime - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $123,170,342 and $388,281,120, respectively, for the year ended December 31, 2018. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	99.3%
Canada	0.7%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.57% (LIBOR + 7.00%, 1.00% Floor)	4.3%	$54,824,000	04/20/22	$53,763,399	$55,372,240

				4.3%	54,824,000		53,763,399	55,372,240

Chemicals
	Vertellus Performance Chemicals LLC(1)	09/22/17	First Lien Term Loan - 8.32% (LIBOR + 6.75%, 1.25% Floor)	3.3%	42,076,364	09/22/22	41,132,324	41,655,600

				3.3%	42,076,364		41,132,324	41,655,600

Commercial Services & Supplies
	School Specialty, Inc.(1)	04/07/17	Delayed Draw Term Loan -7.81% (LIBOR + 6.25%, 1.00% Floor)	0.5%	5,643,846	04/07/22	5,643,846	5,677,709
	School Specialty, Inc.	04/07/17	Term Loan - 7.71% (LIBOR + 6.25%, 1.00% Floor)	3.4%	43,513,046	04/07/22	42,636,070	43,774,125

				3.9%	49,156,892		48,279,916	49,451,834

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.11% (LIBOR + 6.75%, 1.25% Floor)	1.2%	15,943,681	07/18/23	15,649,247	15,561,033

				1.2%	15,943,681		15,649,247	15,561,033

Distributors
	ASC Acquisition Holdings, LLC(1)	12/16/16	First Lien Term Loan - 8.89% (LIBOR + 7.50%, 1.00% Floor)	2.4%	31,942,266	12/15/21	31,436,772	31,015,940

				2.4%	31,942,266		31,436,772	31,015,940

Diversified Consumer Services
	Pre-Paid Legal Services, Inc.	05/21/15	First Lien Term Loan - 6.82% (LIBOR + 5.25%, 1.25% Floor)	1.4%	17,166,352	07/01/19	17,139,337	17,166,352

				1.4%	17,166,352		17,139,337	17,166,352

Diversified Financial Services
	Patriot National, Inc.	11/09/16	First Lien Term Loan - 12.00% inc PIK (PRIME + 5.50%, 3.00% Floor, 2.00% PIK)	0.1%	913,180	11/09/21	913,180	644,705
	Patriot National, Inc.	11/09/16	First Lien Term Loan - 12.00% inc PIK (PRIME + 5.50%, 3.00% Floor, 2.00% PIK)	2.5%	45,796,009	11/09/21	45,512,536	32,331,983

				2.6%	46,709,189		46,425,716	32,976,688

	Verus Financial, LLC	04/11/16	First Lien Term Loan - 8.95% (LIBOR + 7.25%, 0.75% Floor)	1.3%	16,734,375	04/12/21	16,515,332	16,684,172

				3.9%	63,443,564		62,941,048	49,660,860

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	03/28/17	First Lien Term Loan - 8.57% (LIBOR + 7.00%, 1.00% Floor)	1.1%	$13,765,500	03/13/23	$13,555,491	$13,627,845

				1.1%	13,765,500		13,555,491	13,627,845

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 9.44% (LIBOR + 8.00%, 1.00% Floor)	2.6%	33,246,972	08/15/23	32,621,648	32,881,255
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 - 9.44% (LIBOR + 8.00%, 1.00% Floor)	0.7%	9,419,428	08/15/23	9,242,264	9,315,814
	Harvest Hill Beverage Company	01/20/16	First Out Term Loan - 8.07% (LIBOR + 6.50%, 1.00% Floor)	6.6%	84,157,361	01/19/21	83,387,224	83,820,732

				9.9%	126,823,761		125,251,136	126,017,801

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B - 8.84% (LIBOR + 7.50%, 1.25% Floor)	3.7%	46,554,054	08/03/20	46,184,725	46,786,824

				3.7%	46,554,054		46,184,725	46,786,824

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	03/23/17	Delayed Draw Term Loan - 7.95% (LIBOR + 6.25%, 1.00% Floor)	1.0%	13,662,000	03/24/22	13,662,000	13,634,676
	FQSR, LLC	03/23/17	Term Loan - 7.95% (LIBOR + 6.25%, 1.00% Floor)	0.5%	6,848,250	03/24/22	6,460,623	6,834,553

				1.5%	20,510,250		20,122,623	20,469,229

	OTG Management, LLC(1)	06/30/16	Delayed Draw Term Loan - 9.98% (LIBOR + 8.50%, 1.00% Floor)	0.6%	7,286,419	08/26/21	7,286,419	7,279,132
	OTG Management, LLC	06/30/16	First Lien Term Loan - 9.88% (LIBOR + 8.50%, 1.00% Floor)	5.9%	75,012,754	08/26/21	73,917,551	74,937,741

				6.5%	82,299,173		81,203,970	82,216,873

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 11.64% inc PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.2%	42,090,000	12/21/22	39,790,887	40,574,760

				11.2%	144,899,423		141,117,480	143,260,862

Household Durables
	Cedar Electronics Holdings, Corp.(3)	07/01/15	Senior Term Loan - 10.67% inc PIK (LIBOR + 6.00%, 0.50% Floor, 3.00% PIK)	1.3%	23,103,293	06/26/20	22,839,243	17,119,540

				1.3%	23,103,293		22,839,243	17,119,540

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien First Out Term Loan - 12.19% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	2.4%	31,019,030	06/30/20	30,788,816	30,491,706

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates (con’t)
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan -12.19% inc PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	8.5%	$114,839,275	06/30/20	$114,049,255	$108,752,793

				10.9%	145,858,305		144,838,071	139,244,499

Information Technology Services
	ENA Holding Corporation(1)	05/06/16	First Lien Term Loan - 8.69% (LIBOR + 7.00%, 1.00% Floor)	2.2%	28,205,599	05/06/21	27,880,298	28,205,599

				2.2%	28,205,599		27,880,298	28,205,599

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 8.57% (LIBOR + 7.00%, 1.00% Floor)	1.2%	14,510,234	08/28/22	14,103,199	14,785,929

				1.2%	14,510,234		14,103,199	14,785,929

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 12.09% inc PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	6.9%	89,797,392	06/30/20	89,142,751	88,181,039

				6.9%	89,797,392		89,142,751	88,181,039

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan - 9.72% inc PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.1%	53,784,989	07/01/21	53,355,500	52,655,505

				4.1%	53,784,989		53,355,500	52,655,505

Software
	Mavenir Private Holdings II Ltd. (UK) (an affiliate of Mavenir, Inc.)(2)	08/19/16	First Lien Term Loan - 11.89% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	2.0%	25,974,225	08/19/22	25,974,225	25,792,405
	Mavenir, Inc. (fka Xura, Inc.)	08/19/16	First Lien Term Loan - 11.89% inc PIK (LIBOR + 9.50%, 1.00% Floor, 1.00% PIK)	5.3%	67,431,025	08/19/22	65,909,677	66,959,008
	Quicken Parent Corp.	04/01/16	First Lien Term Loan - 10.35% inc PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	1.8%	23,267,580	04/01/21	23,147,248	22,592,820
	Quicken Parent Corp.(1)	04/01/16	Revolver - 10.18% (LIBOR + 8.50%, 1.00% Floor)	0.0%	345,000	04/01/21	345,000	331,890

				1.8%	23,612,580		23,492,248	22,924,710

				9.1%	117,017,830		115,376,150	115,676,123

Technologies Hardware, Storage and Peripherals
	Quantum Corporation	10/21/16	Delayed Draw Term Loan - 9.65% (LIBOR + 8.25%, 1.00% Floor)	1.3%	16,371,429	10/21/21	16,174,444	16,093,114
	Quantum Corporation	10/21/16	Incremental Delayed Draw Term Loan - 9.65% (LIBOR + 8.25%, 1.00% Floor)	1.3%	16,371,429	06/30/20	15,038,649	16,174,972

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2017

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Technologies Hardware, Storage and Peripherals (con’t)
	Quantum Corporation	10/21/16	Term Loan - 9.62% (LIBOR + 8.25%, 1.00% Floor)	3.1%	$40,928,571	10/21/21	$40,256,156	$40,314,643

				5.7%	73,671,429		71,469,249	72,582,729

Textiles, Apparel & Luxury Goods
	Differential Brands Group, Inc.	01/28/16	Term Loan - 12.20% (LIBOR + 10.50%, 0.50% Floor)	2.0%	27,695,500	01/28/21	27,397,588	25,479,860
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B - 9.57% (LIBOR + 8.25%, 1.00% Floor)	0.6%	13,004,548	04/30/20	12,944,409	8,023,806

				2.6%	40,700,048		40,341,997	33,503,666

	Total Debt Investments			90.3%			1,175,797,333	1,151,531,820

					Shares
	Equity
Diversified Financial Services
	Verus Financial, LLC(4)	05/20/16	Common Stock	0.7%	8,750		7,779,536	9,194,318
Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(6)	12/21/17	Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,345,231
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(6)	12/18/17	Common Stock	0.1%	161,784		871,974	910,844
	Quantum Corporation(6)	12/14/17	Warrant, expires 12/14/22	0.0%	108,052		294,237	311,476

	Total Equity Investments			0.9%			10,325,494	11,761,869

	Total Non-Controlled/Non-Affiliated Investments*			91.2%			1,186,122,827	1,163,293,689

							Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(5)		Preferred membership interests	20.4%	239,554		$239,553,673	$259,698,273
			Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			20.4%			$239,553,673	$259,698,273

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			0.0%	4,556		$4,556	$4,556

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2017

Total Investments 111.6%	$1,425,681,056	$1,422,996,518

Net unrealized depreciation on unfunded commitments ((0.0%))		$(530,006)

Liabilities in Excess of Other Assets (11.6%)		$(147,046,261)

Net Assets 100.0%		$1,275,420,251

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

(6)	Non-income producing.

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month
PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $515,562,041 and $429,339,415, respectively, for the year ended December 31, 2017. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	97.5%
United Kingdom	1.8%
Canada	0.7%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31, 2018	As of December 31, 2017
Assets
Investments, at fair value
Non controlled/non-affiliated investments (amortized cost of $935,510 and $1,186,123, respectively)	$865,957	$1,163,294
Controlled affiliated investments (cost of $235,200 and $239,554, respectively)	260,252	259,698
Cash and cash equivalents	145,912	209,784
Interest receivable	6,219	12,485
Deferred financing costs	3,260	8,698
Receivable from Investment Adviser	263	1,203
Prepaid and other assets	85	95

Total Assets	$1,281,948	$1,655,257

Liabilities
Credit facility payable	$365,000	$378,000
Management fees payable	2,504	—
Unrealized depreciation on unfunded commitments	169	530
Interest and credit facility expense payable	151	418
Other accrued expenses and other liabilities	581	889

Total Liabilities	$368,405	$379,837

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(309,125)
Common Unitholders’ return of capital	(614,130)	(394,008)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,480)	(9,215)

Common Unitholders’ capital	979,882	1,300,269
Accumulated Loss	(66,339)	(24,849)

Total Members’ Capital	$913,543	$1,275,420

Total Liabilities and Members’ Capital	$1,281,948	$1,655,257

Net Asset Value Per Unit (accrual base) (Note 9)	$65.69	$78.70

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Investment Income:
Interest income from non-controlled/non-affiliated investments	$120,391	$117,063	$92,880
Interest income from non-controlled/non-affiliated investments paid-in-kind	21,482	11,748	3,096
Dividend income from controlled affiliated investments	31,968	22,618	14,797
Dividend income from non-controlled/non-affiliated investments	87	—	—
Other fee income	—	—	652

Total investment income	173,928	151,429	111,425

Expenses:
Interest and credit facility expenses	25,300	19,639	13,503
Management fees	10,418	25,101	30,202
Administrative fees	1,209	1,258	1,104
Professional fees	1,031	1,921	1,581
Directors’ fees	333	298	290
Other expenses	222	404	377

Total expenses	38,513	48,621	47,057
Expenses reimbursed by the Investment Adviser	(263)	(1,267)	(835)

Net expenses	38,250	47,354	46,222

Net investment income	$135,678	$104,075	$65,203

Net realized and unrealized gain (loss) on investments
Net realized (loss) gain on non-controlled/non- affiliated investments	$(236)	$(88)	$519
Net realized gain distributions from controlled affiliated investments	931	1,432	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(46,363)	(1,979)	(17,114)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	4,908	876	13,193

Net realized and unrealized (loss) gain on investments	$(40,760)	$241	$(3,402)

Net increase in Members’ Capital from operations	$94,918	$104,316	$61,801

Basic and diluted:
Income per unit	$4.71	$5.17	$3.07

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	$135,678	$104,075	$65,203
Net realized gain on investments	695	1,344	519
Net change in unrealized appreciation/depreciation on investments	(41,455)	(1,103)	(3,921)

Net Increase in Members’ Capital from Operations	94,918	104,316	61,801

Distributions to Members from:
Distributable earnings*	(136,673)	(112,416)	(75,475)
Return of capital	(220,122)	(291,048)	(102,960)
Return of unused capital	(100,000)	(250,000)	—

Total Distributions to Members	(456,795)	(653,464)	(178,435)

Increase in Members’ Capital Resulting from Capital Activity
Contributions	—	861,464	428,435

Total Increase in Members’ Capital Resulting from Capital Activity	—	861,464	428,435

Total (Decrease) Increase in Members’ Capital	(361,877)	312,316	311,801

Members’ Capital, beginning of year	1,275,420	963,104	651,303

Members’ Capital, end of year	$913,543	$1,275,420	$963,104

*

For the year ended December 31, 2017, the Company distributed $109,356 and $3,060 from net investment income and net realized gains, respectively. For the year ended December 31, 2016, the Company distributed $72,270 and $3,205 from net investment income and net realized gains, respectively.

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$94,918	$104,316	$61,801
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(101,688)	(503,814)	(947,347)
Interest income paid in-kind	(21,482)	(11,748)	(3,096)
Proceeds from sales and paydowns of investments	388,281	429,340	414,455
Net realized (gain) loss on investments	236	88	(519)
Change in net unrealized appreciation/depreciation on investments	41,455	1,103	3,921
Amortization of premium and accretion of discount, net	(10,380)	(6,664)	(4,948)
Amortization of deferred financing costs	5,450	3,411	2,291
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	6,266	(2,747)	(7,085)
(Increase) decrease in receivable from Investment Adviser	940	(625)	(578)
(Increase) decrease in receivable for investments sold	—	—	27,098
(Increase) decrease in prepaid and other assets	10	12	50
Increase (decrease) in investments purchased payable	—	(3,840)	3,840
Increase (decrease) in interest and credit facility expense payable	(267)	158	(236)
Increase (decrease) in directors’ fees payable	—	(3)	3
Increase (decrease) in management fees payable	2,504	—	(27,737)
Increase (decrease) in other accrued expenses and liabilities	(308)	21	631

Net cash provided by (used in) operating activities	$405,935	$9,008	$(477,456)

Cash Flows from Financing Activities
Contributions from Members	$—	$674,000	$250,000
Unused contributions returned to Members	(100,000)	(250,000)	—
Distributions to Members	(356,795)	(216,000)	—
Capital call due from Members, net	—	—	933
Deferred financing costs paid	(12)	(10,137)	—
Proceeds from credit facility	227,000	384,696	1,076,000
Repayments of credit facility	(240,000)	(596,696)	(815,000)

Net cash (used in) provided by financing activities	$(469,807)	$(14,137)	$511,933

Net (decrease) increase in cash and cash equivalents	$(63,872)	$(5,129)	$34,477
Cash and cash equivalents, beginning of year	$209,784	$214,913	$180,436

Cash and cash equivalents, end of year	$145,912	$209,784	$214,913

Supplemental and non-cash financing activities
Interest expense paid	$16,391	$13,635	$10,246
Deemed purchase and return of capital from Investment Funds & Vehicles	$—	$—	$26,068
Deemed distribution/re-contribution from Members’ (Note 9)	$—	$187,464	$178,435
Deemed distribution/re-contribution from Investment Funds and Vehicles	$—	$—	$1,643

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(Dollar amount in thousands, except for unit data)

December 31, 2018

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

In 2018, we cancelled all but two of our wholly-owned Delaware limited liability companies. Further, TCW Direct Lending Luxembourg was also dissolved and the Company’s interest in the subsidiary was terminated.

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

December 31, 2018

1. Organization and Basis of Presentation (continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2018 was $100,875.

2. Significant Accounting Policies

Basis of Presentation: The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company has consolidated the results of its wholly owned subsidiary in its consolidated financial statements in accordance with ASC 946.

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

Investments: The Company measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosure (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity.

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

December 31, 2018

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At December 31, 2018, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

Recent Accounting Pronouncements: In October 2016, the U.S. Securities and Exchange Commission (“SEC”) adopted new rules and amended existing rules (together, the “Final Rules”) intended to modernize the reporting and disclosure of information by registered investment companies and BDCs. In part, the Final Rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017, and the Company has implemented the applicable requirements into this report, namely the separate disclosure of PIK interest income on the Consolidated Statements of Operations and disclosure of realized gains/(losses) on controlled affiliated investments.

On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition–Construction-Type and Production-Type Contracts. This update is effective for fiscal years beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

On August 17, 2018, the SEC issued a final rule that reduces or eliminates certain disclosure requirements under Regulation S-X, and expands others. This final rule is effective for the Company beginning January 1, 2018. As a result of this final rule, the Company has presented in its Consolidated Statement of Assets and Liabilities its total accumulated earnings (loss), rather than its components.

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2018

2. Significant Accounting Policies (continued)

transfers between levels of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. As permitted by the ASU, the Company early adopted the following applicable provisions of the ASU:

•	removed the Company’s disclosure of policy for timing of transfers between levels;

•	removed the disclosure describing the Company’s valuation process for Level 3 fair value measurements;

•

for investments measured using net asset values, disclosed (1) the timing of liquidation of an investee’s assets and (2) the date when redemption restrictions will lapse, to the extent that such information has been publicly announced by the investee; and

•	disclosed information about the uncertainty of Level 3 fair value measurements as of the reporting date, rather than at a point in the future.

The Company is currently evaluating the effect of additional disclosures prescribed by this ASU on its consolidated financial statements.

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

December 31, 2018

3. Investment Valuations and Fair Value Measurements (continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2018:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$854,564	$—	$854,564
Equity	784	—	10,608	—	11,392
Investment Funds & Vehicles (1)	—	—	—	260,252	260,252
Cash equivalents	73,675	—	—	—	73,675

Total Assets	$74,459	$—	$865,172	$260,252	$1,199,883

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

December 31, 2018

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2018:

	Debt	Equity	Total
Balance, January 1, 2018	$1,151,532	$10,851	$1,162,383
Purchases*	79,346	14,184	93,530
Sales and paydowns of investments	(353,270)	(685)	(353,955)
Amortization of premium and accretion of discount, net	9,213	—	9,213
Net realized gains (losses)	(236)	—	(236)
Net change in unrealized appreciation/depreciation	(32,021)	(13,742)	(45,763)

Balance, December 31, 2018	$854,564	$10,608	$865,172

Change in net unrealized appreciation/depreciation in investments held as of December 31, 2018	$(51,029)	$(4,537)	$(55,566)

*	Includes payments received in-kind

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2017:

	Debt	Equity	Total
Balance, January 1, 2017	$1,074,600	$8,626	$1,083,226
Purchases*	436,485	2,547	439,032
Sales and paydowns of investments	(363,879)	(1,461)	(365,340)
Amortization of premium and accretion of discount, net	6,664	—	6,664
Net realized gains (losses)	(88)	—	(88)
Net change in unrealized appreciation/depreciation	(2,250)	1,139	(1,111)

Balance, December 31, 2017	$1,151,532	$10,851	$1,162,383

Change in net unrealized appreciation/depreciation in investments held as of December 31, 2017	$(458)	$1,139	$681

*	Includes payments received in-kind

During the years ended December 31, 2018 and 2017, the Company did not have any transfers between levels.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2018

3. Investment Valuations and Fair Value Measurements (continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2018.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$589,854	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	6.8% to 19.9% CCC- to B+	12.1% N/A	Decrease Increase
Debt	$206,877	Income Method	Shadow Credit Rating	CCC+ to B-	N/A	Increase
Debt	$41,258	Market/Waterfall Method	EBITDA Multiple Revenue Multiple	5.7x to 8.2x 2.8x to 3.0x	N/A N/A	Increase Increase
Debt	$16,575	Income/Market/ Waterfall Method	Weighted Average Cost of Capital Shadow Credit Rating EBITDA Multiple	18.5% to 30.0% CCC- to CC 4.5x to 9.0x	23.7% N/A N/A	Decrease Increase Increase
Equity	$1,333	Income Method	Implied Volatility Risk Free Rate Expected Term	25.0% to 69.0% 2.4% to 2.5% 0.1 yrs. to 2.0 yrs.	68.1% 2.4% 0.1 yrs.	Increase Increase Increase
Equity	$9,275	Market/Waterfall Method	EBITDA Multiple	4.5x to 12.5x	N/A	Increase

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

December 31, 2018

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

For the years ended December 31, 2018, 2017 and 2016, Management Fees incurred amounted to $10,418, $25,101 and $30,202, respectively (net of $0, $175 and $0, respectively, of fee income as described below in Transaction and Offset Fees), of which $2,504, $0 and $0 remained payable at December 31, 2018, 2017 and 2016, respectively. Net expenses include an expense reimbursement of $263, $1,267 and $835 in the years ended December 31, 2018, 2017 and 2016, respectively.

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

Since inception of the Company, the Adviser was paid $827 in such fees, of which $0 was paid during the year ended December 31, 2018. In accordance with the limited liability company agreement, $0 and $175 were applied towards management fees for the years ended December 31, 2018 and 2017, respectively, while $652 of such fees had been recorded as fee income during the year ended December 31, 2016.

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

December 31, 2018

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

For the years ended December 31, 2018, 2017 and 2016, no Incentive Fees were incurred.

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

December 31, 2018

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

The Company’s investments in controlled affiliated investments as of and transactions during the year ended December 31, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2018

4. Agreements and Related Party Transactions (continued)

The Company’s investments in controlled affiliated investments as of and transactions during the year-ended December 31, 2017 were as follows:

	Fair Value as of January 1, 2017	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2017	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

Total Controlled Affiliates	$247,164	$75,658	$(64,000)	$876	$259,698	$22,618	$1,432

For the years ended December 31, 2018 and 2017, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the years ended December 31, 2018 and 2017, the Company recognized $0.9 million and $1.4 million, respectively, of net realized gain distributions from TCW Strategic Ventures. The net realized gain during the year ended December 31, 2017 reflects a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of December 31, 2018 and 2017:

		December 31,
		2018		2017
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
ASC Acquisition Holdings, LLC	December 2021	$—	$—	$11,207	$326
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	4,218	8	4,218	63
Carrier & Technology Solutions, LLC	July 2023	2,656	—	N/A	N/A
ENA Holding Corporation	May 2021	1,601	45	4,804	19
FQSR, LLC	May 2023	4,566	73	2,415	17
Help At Home, LLC	August 2020	14,865	—	6,757	—
OTG Management LLC	August 2021	—	—	3,005	30
Quicken Parent Corp.	April 2021	862	43	518	15
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	41
School Specialty, Inc.	April 2019	—	—	6,450	19

Total		$33,343	$169	$43,949	$530

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2018, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2018, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2018

6. Members’ Capital

During the years ended December 31, 2018, 2017 and 2016, the Company did not sell or issue any Common Units. The activity for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
Units at beginning of year	20,134,698	20,134,698	20,134,698
Units issued and committed	—	—	—

Units issued and committed at end of year	20,134,698	20,134,698	20,134,698

For the years ended December 31, 2018, 2017 and 2016, the Company processed $0, $187,464 and $178,435, respectively, of deemed distributions and re-contributions.

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2018, the Company was in compliance with such covenants.

As of December 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $500 million. As of December 31, 2017, the Available Commitment was $727 million. Prior to the Third Amended and Restated Credit Agreement the Available Commitment decreased from $622 million to $303 million as of March 29, 2017 and decreased from $750 million to $622 million as of August 30, 2016 in conjunction with capital activity that decreased the remaining Undrawn Commitments together with the Recallable Amount of the Company’s Members.

As of December 31, 2018 and 2017, the amounts outstanding under the Credit Facility were $365 million and $378 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2018 and 2017, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. The Company incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of December 31, 2018 and 2017, $3.3 million and $8.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2018

7. Credit Facility (continued)

The summary information regarding the Credit Facility for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Credit facility interest expense	$16,360	$13,635	$10,308
Undrawn commitment fees	3,425	2,525	829
Administrative fees	65	68	75
Amortization of deferred financing costs	5,450	3,411	2,291

Total	$25,300	$19,639	$13,503

Weighted average interest rate	4.43%	3.31%	2.24%
Average outstanding balance	$364,512	$411,569	$459,691

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

As of December 31, 2018, 2017 and 2016, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	Year Ended December 31,
	2018	2017	2016
Cost of investments for federal income tax purposes	$1,264,745	$1,445,098	$1,346,589
Unrealized appreciation	$31,987	$31,987	$32,909
Unrealized depreciation	$96,848	$54,788	$49,108
Net unrealized appreciation (depreciation) on investments	$(64,861)	$(22,801)	$(16,199)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2018, 2017 and 2016. These differences result primarily from net operating losses and differences in accounting for partnership interests.

	Year Ended December 31,
	2018	2017	2016
Common Unitholders tax reclassification	$(265)	$381	$24
Undistributed net investment income	$1,294	$4,736	$7,112
Accumulated net realized loss	$(1,029)	$(5,117)	$(7,136)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2018

8. Income Taxes (continued)

The tax character of shareholder distributions attributable to the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
Paid distributions attributable to:	2018	2017	2016
Ordinary income	$136,673	$111,193	$75,344
Long term gain	$—	$1,223	$131
Return of capital	$220,122	$291,048	$102,960

The tax components of distributable earnings on a tax basis for years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
Paid distributions attributable to:	2018	2017	2016
Net tax appreciation (depreciation)	$(64,861)	$(22,801)	$(16,199)
Ordinary and post-October capital loss deferrals	$—	$(1,715)	$—
Capital loss carryover	$(1,019)	$—	$—

The Company did not have any unrecognized tax benefits at December 31, 2018, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior two and four years, respectively. An examination of the Company’s 2015 federal tax return was concluded in 2017. No adjustments were proposed.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2018

9. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2018, 2017, 2016, 2015 and for the period from May 13, 2014 (Inception) through December 31, 2014 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Period May 13, 2014 (Inception) to December 31, 2014
Net Asset Value Per Unit (accrual base), Beginning of Year	$78.70	$93.55	$99.35	$99.84	$100.00

Net Increase in Common Unitholder NAV from Prior Year/ Period(1)	—	—	—	0.09	—

Income from Investment Operations:
Net investment income (loss)(2)	6.74	5.17	3.24	(0.64)	(0.44)
Net realized and unrealized gain (loss)	(2.03)	0.01	(0.18)	0.06	0.28

Total from investment operations	4.71	5.18	3.06	(0.58)	(0.16)
Less Distributions:
From net investment income	(6.79)	(5.43)	(3.59)	—	—
From net realized gains	—	(0.14)	(0.16)	—	—
Return of capital	(10.93)	(14.46)	(5.11)	—	—

Total distributions(3)	(17.72)	(20.03)	(8.86)	—	—

Net Asset Value Per Unit (accrual base), End of Year	$65.69	$78.70	$93.55	$99.35	$99.84

Common Unitholder Total Return(4)	9.1%	9.5%	8.3%	(3.3)%	(2.0)%

Common Unitholder IRR(5)	7.6%	6.9%	4.5%	—%	—%

Ratios and Supplemental Data
Members’ Capital, end of period	$913,543	$1,275,420	$963,104	$651,303	$64,528
Units outstanding, end of period	20,134,698	20,134,698	20,134,698	20,134,698	8,240,510
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	3.57%	4.21%	6.10%	13.14%	133.05	%(6)
Expenses recaptured (reimbursed) by Investment Adviser	(0.02)%	(0.11)%	(0.11)%	0.09%	(8.41	)%(7)

Ratio of net expenses to average net assets	3.55%	4.10%	5.99%	13.23%	124.64	%(6)
Ratio of financing cost to average net assets	2.35%	1.70%	1.75%	2.00%	17.11%
Ratio of net investment income (loss) before expense recapture (reimbursement) to average net assets	12.56%	8.91%	8.34%	(3.77)%	(93.53	)%(6)
Ratio of net investment income (loss) to average net assets	12.59%	9.02%	8.45%	(3.86)%	(85.11	)%(6)
Credit facility payable	365,000	378,000	590,000	329,000	55,000
Asset coverage ratio	3.5	4.4	2.6	3.0	2.2
Portfolio turnover rate	8%	30%	37%	42%	61%

(1)

Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.

(2)	Per unit data was calculated using the number of common units issued and outstanding as of December 31, 2018, 2017, 2016, 2015 and for the period from Inception to December 31, 2014.
(3)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(4)

The Total Return for the years ended December 31, 2018, 2017, 2016, 2015 and for the period from Inception to December 31, 2014 was calculated by taking the net investment income (loss) of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.6% through December 31, 2018. The IRR is computed based on cash flow due dates contained in notices to Member’s (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized except for organizational costs.
(7)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2018

10. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2018, 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$39,970	$34,153	$58,042	$41,763
Net investment income	31,465	25,457	46,005	32,751
Net realized and unrealized gains (losses)	(9,871)	7,379	(33,854)	(4,414)
Net increase in Members’ Capital from operations	21,594	32,836	12,151	28,337
Basic and diluted earnings per Unit	4.71	1.63	0.60	1.40
Net asset value per unit at quarter end	65.69	67.31	74.84	79.11

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$40,245	$33,455	$43,765	$33,964
Net investment income	32,062	20,099	29,867	22,047
Net realized and unrealized gains (losses)	(11,214)	24,494	(1,933)	(11,106)
Net increase in Members’ Capital from operations	20,848	44,593	27,934	10,941
Basic and diluted earnings per Unit	1.04	2.21	1.39	0.54
Net asset value per unit at quarter end	78.70	78.95	86.17	88.31

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$32,502	$30,655	$27,953	$20,315
Net investment income	20,979	18,277	16,610	9,337
Net realized and unrealized gains (losses)	968	2,405	(1,345)	(5,430)
Net increase in Members’ Capital from operations	21,947	20,682	15,265	3,907
Basic and diluted earnings per Unit	1.09	1.03	0.76	0.19
Net asset value per unit at quarter end	93.55	92.46	93.14	99.54

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.