Form 10-Q
period 2019-03-31
TCW Direct Lending LLC
filed 2019-05-07
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of the Registrant’s common units outstanding at May 7, 2019 was 20,134,698.

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan—9.00% (LIBOR + 6.50%, 1.00% Floor)	5.8%	$49,270,192	04/20/22	$48,593,292	$48,728,220

				5.8%	49,270,192		48,593,292	48,728,220

Chemicals
	Ascensus Specialties LLC (fka Vertellus Performance Chemicals LLC)(1)	09/22/17	First Lien Term Loan—9.25% (LIBOR + 6.75%, 1.25% Floor)	4.9%	41,232,727	09/22/22	40,551,641	41,438,891

				4.9%	41,232,727		40,551,641	41,438,891

Commercial Services & Supplies
	School Specialty, Inc.(1)	04/07/17	Delayed Draw Term Loan—11.50% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 1.00% PIK)	0.6%	5,341,663	04/07/22	5,341,663	5,037,188
	School Specialty, Inc.	04/07/17	Term Loan A—11.49% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 1.00% PIK)	4.4%	38,797,313	04/07/22	38,245,243	36,585,866

				5.0%	44,138,976		43,586,906	41,623,054

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan—9.24% (LIBOR + 6.75%, 1.25% Floor)	0.9%	10,913,818	07/18/23	10,757,579	7,857,949

				0.9%	10,913,818		10,757,579	7,857,949

Distributors
	ASC Acquisition Holdings, LLC	02/25/19	Term Loan—12.75% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.50% PIK)	2.5%	22,746,265	02/22/22	21,829,014	20,608,116

				2.5%	22,746,265		21,829,014	20,608,116

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan—11.75% (11.75%, Fixed Coupon, all PIK)	0.0%	39,020,148	07/02/23	38,858,295	—
	Carrier & Technology Solutions, LLC(1)	07/02/18	Revolver—9.74% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.9%	7,763,883	07/02/23	7,763,883	7,763,883
	Carrier & Technology Solutions, LLC	07/02/18	Term Loan—9.74% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.1%	11,419,822	07/02/23	11,371,746	9,055,919

				2.0%	58,203,853		57,993,924	16,819,802

	Verus Analytics, LLC (fka Verus Financial, LLC)	04/11/16	First Lien Term Loan—9.86% (LIBOR + 7.25%, 0.75% Floor)	1.9%	16,187,500	04/12/21	16,056,160	16,187,500

				3.9%	74,391,353		74,050,084	33,007,302

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1—10.64% (LIBOR + 8.00%, 1.00% Floor)	3.6%	32,830,343	08/15/23	32,349,772	30,039,764

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products (con’t)
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2—10.64% (LIBOR + 8.00%, 1.00% Floor)	1.0%	$9,301,390	08/15/23	$9,165,236	$8,510,772
	Harvest Hill Beverage Company	05/01/17	Term Loan A1—9.00% (LIBOR + 6.50%, 1.00% Floor)	8.6%	72,547,764	01/19/21	72,155,071	71,967,382

				13.2%	114,679,497		113,670,079	110,517,918

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B—9.24% (LIBOR + 6.75%, 1.25% Floor)	5.5%	45,508,396	08/03/20	45,277,113	45,735,938

				5.5%	45,508,396		45,277,113	45,735,938

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	Delayed Draw Term Loan—8.20% (LIBOR + 5.50%, 1.00% Floor)	0.6%	5,359,807	05/14/23	5,359,807	5,354,448
	FQSR, LLC	05/14/18	Term Loan—8.20% (LIBOR + 5.50%, 1.00% Floor)	2.9%	24,385,080	05/14/23	23,723,703	24,360,695

				3.5%	29,744,887		29,083,510	29,715,143

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan—9.67% (LIBOR + 7.00%, 1.00% Floor)	2.2%	18,546,807	08/26/21	18,463,687	18,528,260
	OTG Management, LLC	06/30/16	Term Loan—9.77% (LIBOR + 7.00%, 1.00% Floor)	7.0%	58,502,243	08/26/21	57,939,647	58,443,741

				9.2%	77,049,050		76,403,334	76,972,001

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan—12.60% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.5%	31,772,285	12/21/22	30,497,147	29,071,641

				16.2%	138,566,222		135,983,991	135,758,785

Household Durables
	Cedar Electronics Holdings, Corp.	01/03/19	Incremental Term Loan—15.00% (15.00% , Fixed Coupon)	0.3%	2,447,719	06/26/20	2,447,719	2,259,244
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan—10.48% (LIBOR + 8.00%, 1.50% Floor)	2.1%	19,356,297	06/26/20	19,243,233	17,865,862

				2.4%	21,804,016		21,690,952	20,125,106

Industrial Conglomerates
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan—11.10% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 1.50% PIK)	12.3%	105,175,296	12/31/21	104,661,133	103,176,966

				12.3%	105,175,296		104,661,133	103,176,966

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan—9.63% (LIBOR + 7.00%, 1.00% Floor)	5.1%	43,719,952	05/06/21	43,265,338	42,320,913
	ENA Holding Corporation(1)	05/06/16	Revolver—9.64% (LIBOR + 7.00%, 1.00% Floor)	0.9%	8,007,151	05/06/21	8,007,151	7,750,922

				6.0%	51,727,103		51,272,489	50,071,835

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan—9.50% (LIBOR + 7.00%, 1.00% Floor)	1.5%	$13,123,906	08/28/22	$12,854,307	$12,913,924

				1.5%	13,123,906		12,854,307	12,913,924

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan—11.06% (LIBOR + 8.25%, 1.00% Floor)	10.0%	84,118,105	06/30/20	83,814,624	83,445,160

				10.0%	84,118,105		83,814,624	83,445,160

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan—10.80% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.375% PIK)	5.4%	51,174,398	07/01/21	50,869,061	45,238,167

				5.4%	51,174,398		50,869,061	45,238,167

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan—11.50% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.5%	21,408,087	04/01/21	21,340,339	20,637,396

				2.5%	21,408,087		21,340,339	20,637,396

Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.	02/21/19	Last Out Revolver—5.87% (LIBOR + 3.25%, 0.00% Floor)	0.1%	750,000	04/30/20	750,000	750,000
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B—11.14% (LIBOR + 8.25%, 1.00% Floor)	0.6%	12,956,333	04/30/20	12,928,497	5,208,446

				0.7%	13,706,333		13,678,497	5,958,446

	Total Debt Investments			98.7%			894,481,101	826,843,173

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC		Class A	0.0%	9,807		692,398	113,453

				0.0%	9,807		692,398	113,453

Diversified Financial Services
	Carrier & Technology Holdings, LLC(7)		Common Stock	0.0%	2,143		—	—
	Verus Financial, LLC(4)		Common Stock	1.0%	8,750		7,640,647	8,127,785

				1.0%	10,893		7,640,647	8,127,785

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.) (7)		Warrant, expires 12/21/27	0.0%	1,470,632		1,379,747	406,189

				0.0%	1,470,632		1,379,747	406,189

Household Durables
	Cedar Ultimate Parent LLC(7)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	9,297,990		9,187,900	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	2,900,000		—	—

				0.0%	12,497,990		9,187,900	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2019

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(7)	Common Stock	0.1%	391,945	$1,708,311	$932,829
	Quantum Corporation(7)	Warrant, expires 10/31/23	0.1%	900,045	1,192,101	729,036
	Quantum Corporation(5) (7)	Warrant, expires 11/30/23	0.0%	450,022	596,050	364,518
	Quantum Corporation(7)	Warrant, expires 9/30/23	0.1%	900,045	1,217,214	729,037
	Quantum Corporation(7)	Warrant, expires 9/7/23	0.1%	900,045	1,143,057	729,036

			0.4%	3,542,102	5,856,733	3,484,456

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc.(7)	Warrant, expires 5/15/23	0.0%	5,674	—	17,903

			0.0%	5,674	—	17,903

	Total Equity Investments		1.4%		24,757,425	12,149,786

	Total Non-Controlled/Non-Affiliated Investments*		100.1%		$919,238,526	$838,992,959

					Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(6)	Preferred membership interests	30.1%	261,154	$235,200,003	$251,874,811
	TCW Direct Lending Strategic Ventures LLC(2)(6)	Common membership interests	0.0%	800	—	—

	Total Controlled/Affiliated Investments		30.1%		$235,200,003	$251,874,811

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.36%		7.0%	58,954,155	58,954,155	58,954,155

	Total Investments 137.2%				$1,213,392,684	$1,149,821,925

	Net unrealized depreciation on unfunded commitments (0.0%)					$(319,864)

	Liabilities in Excess of Other Assets (37.2%)					$(311,516,586)

	Net Assets 100.0%					$837,985,475

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2019

*

The fair value of the Quantum Corporation Common Stock held by the Company represents the quoted market price as of March 31, 2019 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

(2)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2019, $260,385,583 or 21.4% of the Company’s total assets were represented by “non-qualifying assets.”

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

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Prime—Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $16,013,382 and $32,960,158, respectively, for the period ended March 31, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	99.3%
Canada	0.7%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan—9.03% (LIBOR + 6.50%, 1.00% Floor)	5.4%	$49,954,501	04/20/22	$49,212,783	$49,454,956

				5.4%	49,954,501		49,212,783	49,454,956

Chemicals
	Ascensus Specialties LLC (fka Vertellus Performance Chemicals LLC)(1)	09/22/17	First Lien Term Loan—9.28% (LIBOR + 6.75%, 1.25% Floor)	4.6%	41,496,364	09/22/22	40,762,340	41,620,853

				4.6%	41,496,364		40,762,340	41,620,853

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan—9.53% (LIBOR + 7.00%, 1.00% Floor)	0.6%	5,467,476	04/07/22	5,467,476	5,150,362
	School Specialty, Inc.	04/07/17	Term Loan A—9.51% (LIBOR + 7.00%, 1.00% Floor)	4.0%	39,259,771	04/07/22	38,654,010	36,982,704

				4.6%	44,727,247		44,121,486	42,133,066

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan—9.10% (LIBOR + 6.75%, 1.25% Floor)	1.0%	13,196,154	07/18/23	12,996,406	9,382,465

				1.0%	13,196,154		12,996,406	9,382,465

Distributors
	ASC Acquisition Holdings, LLC	12/16/16	First Lien Term Loan—10.03% (LIBOR + 7.50%, 1.00% Floor)	2.4%	24,096,797	12/15/21	23,811,851	21,614,827
	ASC Acquisition Holdings, LLC	12/17/18	Term Loan—10.29% (LIBOR + 7.50%, 1.00% Floor)	0.3%	3,154,908	12/15/21	3,091,810	3,154,908

				2.7%	27,251,705		26,903,661	24,769,735

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan—11.75% (11.75%, Fixed Coupon, all PIK)	0.6%	37,896,029	07/02/23	37,724,796	5,229,652
	Carrier & Technology Solutions, LLC(1)	07/02/18	Revolver—9.71% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.8%	7,198,078	07/02/23	7,198,078	7,198,078
	Carrier & Technology Solutions, LLC	07/02/18	Term Loan—9.60% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.2%	11,147,081	07/02/23	11,096,219	11,147,081

				2.0%	18,345,159		18,294,297	18,345,159

	Verus Analytics, LLC (fka Verus Financial, LLC)	04/11/16	First Lien Term Loan—10.00% (PRIME + 4.50%, 3.50% Floor)	1.8%	16,296,875	04/12/21	16,148,606	16,296,875

				4.4%	72,538,063		72,167,699	39,871,686

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	05/08/18	Term Loan A1—7.52% (LIBOR + 5.00%, 1.00% Floor)	0.1%	$1,386,161	03/13/22	$1,386,505	$1,386,161
	Alaska Communications Systems Holdings, Inc.	03/28/17	Term Loan A2—9.52% (LIBOR + 7.00%, 1.00% Floor)	1.8%	16,060,982	03/13/23	15,893,682	16,060,982

				1.9%	17,447,143		17,280,187	17,447,143

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1—10.65% (LIBOR + 8.00%, 1.00% Floor)	3.4%	32,913,669	08/15/23	32,404,728	31,432,554
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2—10.65% (LIBOR + 8.00%, 1.00% Floor)	1.0%	9,324,998	08/15/23	9,180,807	8,905,373
	Harvest Hill Beverage Company	01/20/16	Term Loan A1—9.03% (LIBOR + 6.50%, 1.00% Floor)	8.1%	74,703,910	01/19/21	74,244,287	73,732,760

				12.5%	116,942,577		115,829,822	114,070,687

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B—9.10% (LIBOR + 6.75%, 1.25% Floor)	4.1%	37,602,990	08/03/20	37,413,881	37,791,005

				4.1%	37,602,990		37,413,881	37,791,005

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	Delayed Draw Term Loan—8.39% (LIBOR + 5.50%, 1.00% Floor)	0.6%	5,359,807	05/14/23	5,359,807	5,290,130
	FQSR, LLC	05/14/18	Term Loan—8.12% (LIBOR + 5.50%, 1.00% Floor)	2.6%	24,446,504	05/14/23	23,743,784	24,128,699

				3.2%	29,806,311		29,103,591	29,418,829

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan—9.58% (LIBOR + 7.00%, 1.00% Floor)	2.0%	18,546,807	08/26/21	18,455,167	18,416,979
	OTG Management, LLC	06/30/16	Term Loan—9.47% (LIBOR + 7.00%, 1.00% Floor)	6.4%	58,502,243	08/26/21	57,881,978	58,092,727

				8.4%	77,049,050		76,337,145	76,509,706

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan—12.80% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.4%	33,305,611	12/21/22	31,876,363	31,207,358

				15.0%	140,160,972		137,317,099	137,135,893

Household Durables
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan—10.34% (LIBOR + 8.00%, 1.50% Floor)	1.9%	19,200,000	06/26/20	19,018,034	17,683,200

				1.9%	19,200,000		19,018,034	17,683,200

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan—13.30% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	11.3%	$105,769,165	12/31/21	$105,201,819	$103,442,243

				11.3%	105,769,165		105,201,819	103,442,243

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan—9.53% (LIBOR + 7.00%, 1.00% Floor)	4.7%	44,302,885	05/06/21	43,790,131	43,062,404
	ENA Holding Corporation(1)	05/06/16	Revolver—9.79% (LIBOR + 7.00%, 1.00% Floor)	0.7%	6,405,720	05/06/21	6,405,720	6,226,360

				5.4%	50,708,605		50,195,851	49,288,764

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan—9.52% (LIBOR + 7.00%, 1.00% Floor)	1.5%	13,401,172	08/28/22	13,105,965	13,535,184

				1.5%	13,401,172		13,105,965	13,535,184

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan—11.06% (LIBOR + 8.25%, 1.00% Floor)	9.1%	84,118,105	06/30/20	83,754,730	83,108,688

				9.1%	84,118,105		83,754,730	83,108,688

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan—10.40% (LIBOR + 8.00%, 1.00% Floor)	5.0%	51,289,164	07/01/21	50,949,495	45,955,091

				5.0%	51,289,164		50,949,495	45,955,091

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan—11.35% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.3%	21,769,443	04/01/21	21,691,954	20,680,971

				2.3%	21,769,443		21,691,954	20,680,971

Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B—10.78% (LIBOR + 8.25%, 1.00% Floor)	0.8%	12,960,042	04/30/20	12,925,853	7,192,823

				0.8%	12,960,042		12,925,853	7,192,823

	Total Debt Investments			93.5%			910,849,065	854,564,453

					Shares
	Equity
Diversified Financial Services
	Carrier & Technology Holdings, LLC(7)		Common Stock	0.0%	2,143		—	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Verus Financial, LLC(4)		Common Stock	0.9%	8,750		$7,640,647	$8,738,810

				0.9%	10,893		7,640,647	8,738,810

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.) (7)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	536,201

				0.1%	1,470,632		1,379,747	536,201

Household Durables
	Cedar Ultimate Parent LLC(7)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	9,297,990		9,187,900	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	2,900,000		—	—

				0.0%	12,497,990		9,187,900	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(7)		Common Stock	0.1%	391,945		1,708,311	783,890
	Quantum Corporation(7)		Warrant, expires 10/31/23	0.1%	900,045		1,192,100	373,415
	Quantum Corporation(5) (7)		Warrant, expires 11/30/23	0.0%	900,045		1,192,101	187,157
	Quantum Corporation(7)		Warrant, expires 9/30/23	0.0%	900,045		1,217,214	373,414
	Quantum Corporation(7)		Warrant, expires 9/7/23	0.0%	900,045		1,143,057	373,414

				0.2%	3,992,125		6,452,783	2,091,290

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc. (7)		Warrant, expires 5/15/23	0.0%	5,674		—	25,929

				0.0%	5,674		—	25,929

	Total Equity Investments			1.2%			24,661,077	11,392,230

	Total Non-Controlled/Non-Affiliated Investments*			94.7%			$935,510,142	$865,956,683

							Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Preferred membership interests	28.5%	261,153		$235,200,003	$260,252,121
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			28.5%			$235,200,003	$260,252,121

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%			8.1%	73,674,801		73,674,801	73,674,801

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Total Investments 131.3%	$1,244,384,946	$1,199,883,605

Net unrealized depreciation on unfunded commitments (0.0%)		$(169,454)

Liabilities in Excess of Other Assets (31.3%)		$(286,170,835)

Net Assets 100.0%		$913,543,316

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

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Prime—Prime Rate

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2019 (unaudited)	As of December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $919,239 and $935,510, respectively)	$838,993	$865,957
Controlled affiliated investments (cost of $235,200)	251,875	260,252
Cash and cash equivalents	112,312	145,912
Interest receivable	8,714	6,219
Deferred financing costs	2,631	3,260
Receivable from Investment Adviser	264	263
Prepaid and other assets	54	85

Total Assets	$1,214,843	$1,281,948

Liabilities
Credit facility payable	$375,000	$365,000
Management fees payable	497	2,504
Unrealized depreciation on unfunded commitments	320	169
Interest and credit facility expense payable	271	151
Directors’ fees payable	68	—
Other accrued expenses and other liabilities	702	581

Total Liabilities	$376,858	$368,405

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(696,130)	(614,130)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,480)	(9,480)

Common Unitholders’ capital	897,882	979,882
Accumulated loss	(59,897)	(66,339)

Total Members’ Capital	$837,985	$913,543

Total Liabilities and Members’ Capital	$1,214,843	$1,281,948

Net Asset Value Per Unit (accrual base) (Note 9)	$61.94	$65.69

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Investment Income:
Interest income from non-controlled/non-affiliated investments	$24,626	$30,014
Interest income from non-controlled/non-affiliated investments paid-in-kind	2,850	5,410
Dividend income from non-controlled/non-affiliated investments	69	—
Dividend income from controlled affiliated investments	20,800	6,339
Other fee income from non-controlled/non-affiliated investments	550	—

Total investment income	$48,895	$41,763

Expenses:
Interest and credit facility expenses	4,894	5,669
Management fees	2,195	2,673
Administrative fees	265	320
Professional fees	163	186
Directors’ fees	79	83
Other expenses	56	81

Total expenses	7,652	9,012

Net investment income	$41,243	$32,751

Net realized and unrealized gain (loss) on investments
Net realized loss on non-controlled/non-affiliated investments	$(580)	$—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(10,844)	(8,746)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(8,377)	4,332

Net realized and unrealized loss on investments	$(19,801)	$(4,414)

Net increase in Members’ Capital from operations	$21,442	$28,337

Basic and diluted:

Income per unit	$1.06	$1.40

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Loss	Total
Balance at December 31, 2017	$1,300,269	$(24,849)	$1,275,420
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	32,751	32,751
Net change in unrealized appreciation/depreciation on investments	—	(4,414)	(4,414)
Distributions to Members from:
Distributable earnings*	—	(20,000)	(20,000)
Return of unused capital	(100,000)	—	(100,000)

Total (Decrease) Increase for the three months ended March 31, 2018	(100,000)	8,337	(91,663)

Balance at March 31, 2018	$1,200,269	$(16,512)	$1,183,757

Balance at December 31, 2018	$979,882	$(66,339)	$913,543
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	41,243	41,243
Net realized loss on investments	—	(580)	(580)
Net change in unrealized appreciation/depreciation on investments	—	(19,221)	(19,221)
Distributions to Members from:
Distributable earnings	—	(15,000)	(15,000)
Return of capital	(82,000)	—	(82,000)

Total (Decrease) Increase for the three months ended March 31, 2019	(82,000)	6,442	(75,558)

Balance at March 31, 2019	$897,882	$(59,897)	$837,985

*	During the three months ended March 31, 2018, the Company distributed $20,000 from net investment income.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$21,442	$28,337
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(13,164)	(52,205)
Interest income paid in-kind	(2,850)	(5,410)
Proceeds from sales and paydowns of investments	32,960	33,407
Net realized loss on investments	580	—
Change in net unrealized appreciation/depreciation on investments	19,221	4,414
Amortization of premium and accretion of discount, net	(1,255)	(1,663)
Amortization of deferred financing costs	629	944
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,495)	679
(Increase) decrease in receivable from Investment Adviser	(1)	—
(Increase) decrease in prepaid and other assets	31	54
Increase (decrease) in interest and credit facility expense payable	120	645
Increase (decrease) in directors’ fees payable	68	61
Increase (decrease) in management fees payable	(2,007)	—
Increase (decrease) in other accrued expenses and liabilities	121	163

Net cash provided by operating activities	$53,400	$9,426

Cash Flows from Financing Activities
Unused contributions returned to Members	$—	$(100,000)
Return of capital	(82,000)	—
Distributions to Members	(15,000)	(20,000)
Proceeds from credit facility	40,000	—
Repayments of credit facility	(30,000)	(25,000)

Net cash used in financing activities	$(87,000)	$(145,000)

Net decrease in cash and cash equivalents	$(33,600)	$(135,574)
Cash and cash equivalents, beginning of period	$145,912	$209,784

Cash and cash equivalents, end of period	$112,312	$74,210

Supplemental and non-cash financing activities
Interest expense paid	$4,027	$3,727

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

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

On September 19, 2016, the Company formed TCW Direct Lending Luxembourg VI S.à.r.l., (“TCW Direct Lending Luxembourg”) a private limited liability company under the laws of Luxembourg, of which the Company owns 100% of the membership interests. The Company incurred $191 in professional fees in connection with the formation of TCW Direct Lending Luxembourg, all of which were expensed as incurred.

Throughout 2017, the Company formed several Delaware limited liability companies, all of which have a single member interest owned by the Company.

In 2018, the Company cancelled all but two of our wholly-owned Delaware limited liability companies. Further, TCW Direct Lending Luxembourg was also dissolved and the Company’s interest in the subsidiary was terminated.

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

(Dollar amounts in thousands, except for unit data)

March 31, 2019

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2019 was $100,875.

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

(Dollar amounts in thousands, except for unit data)

March 31, 2019

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At March 31, 2019, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

2. Significant Accounting Policies (Continued)

On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance modifies the disclosure requirements on fair value measurements by (1) removing certain disclosure requirements including policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, (2) amending disclosure requirements related to measurement uncertainty from the use of significant unobservable inputs, and (3) adding certain new disclosure requirements including changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. As permitted by the ASU, the Company early adopted the following applicable provisions of the ASU:

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt and equity for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2019:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$826,843	$—	$826,843
Equity	933	—	11,217	—	12,150
Investment Funds & Vehicles(1)	—	—	—	251,875	251,875
Cash equivalents	58,954	—	—	—	58,954

Total Assets	$59,887	$—	$838,060	$251,875	$1,149,822

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

(Dollar amounts in thousands, except for unit data)

March 31, 2019

3. Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2018:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$854,564	$—	$854,564
Equity	784	—	10,608	—	11,392
Investment Funds & Vehicles(1)	—	—	—	260,252	260,252
Cash equivalents	73,675	—	—	—	73,675

Total Assets	$74,459	$—	$865,172	$260,252	$1,199,883

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2019:

	Debt	Equity	Total
Balance, January 1, 2019	$854,564	$10,608	$865,172
Purchases*	16,014	692	16,706
Sales and paydowns of investments	(33,652)	—	(33,652)
Amortization of premium and accretion of discount, net	1,255	—	1,255
Net realized gains (losses)	16	(596)	(580)
Net change in unrealized appreciation/depreciation	(11,354)	513	(10,841)

Balance, March 31, 2019	$826,843	$11,217	$838,060

Change in net unrealized appreciation/depreciation in investments held as of March 31, 2019	$(7,108)	$513	$(6,595)

*	Includes payments received in-kind

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2018:

	Debt	Equity	Total
Balance, January 1, 2018	$1,151,532	$10,851	$1,162,383
Purchases*	34,927	542	35,469
Sales and paydowns of investments	(32,722)	(685)	(33,407)
Accretion of original issue discounts	1,663	—	1,663
Net change in unrealized appreciation/depreciation	(9,246)	532	(8,714)

Balance, March 31, 2018	$1,146,154	$11,240	$1,157,394

Change in net unrealized appreciation/depreciation in investments held as of March 31, 2018	$(9,024)	$532	$(8,492)

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

3. Investment Valuations and Fair Value Measurements (Continued)

During the three months ended March 31, 2019 and 2018, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2019.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$572,405	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	6.2% to 19.5% CC to B+	12.2% N/A	Decrease Increase
Debt	$203,677	Income Method	Shadow Credit Rating	CCC to B-	N/A	Increase
Debt	$42,903	Market/Waterfall Method	EBITDA Multiple Revenue Multiple	5.7x to 8.2x 2.2x to 2.4x	N/A N/A	Increase Increase
Debt	$7,858	Income/Market/ Waterfall Method	Weighted Average Cost of Capital Shadow Credit Rating EBITDA Multiple	17.6% to 21.8% CCC- to CC 3.6x to 11.0x	20.8% N/A N/A	Decrease Increase Increase
Equity	$2,683	Income Method	Implied Volatility Risk Free Rate Expected Term	25.0% to 69.3% 0.0% to 2.4% 0.2 yrs. to 2.0 yrs.	68.0% 1.2% 0.3 yrs.	Increase Increase Increase
Equity	$8,534	Market/Waterfall Method	EBITDA Multiple	4.5x to 12.5x	N/A	Increase

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

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

For the three months ended March 31, 2019 and 2018, Management Fees incurred amounted to $2,195 and $2,673, respectively, of which $497 and $0 remained payable at March 31, 2019 and 2018, respectively.

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company.

Since inception, the Company received $2,525 in such fees, of which $1,698 and $0, were paid during the three months ended March 31, 2019 and 2018, respectively.

Incentive Fee: In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(a) First, no Incentive Fee will be owed until the Common Unitholders have collectively received cumulative distributions pursuant to this clause (a) equal to their aggregate capital contributions in respect of all Common Units;

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

4. Agreements and Related Party Transactions (Continued)

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

For the three months ended March 31, 2019 and 2018, no Incentive Fees were incurred.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

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

The Company’s investments in controlled affiliated investments as of and transactions during the three months ended March 31, 2019 were as follows:

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of March 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$—	$(8,377)	$251,875	$20,800	$—

Total Controlled Affiliates	$260,252	$—	$—	$(8,377)	$251,875	$20,800	$—

The Company’s investments in controlled affiliated investments as of and transactions during the year ended December 31, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

For the three months ended March 31, 2019 and year ended December 31, 2018, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the three months ended March 31, 2019 and year ended December 31, 2018, the Company recognized $0 and $931 respectively, of net realized gain distributions from TCW Strategic Ventures.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	$4,218	$—	$4,218	$8
Carrier & Technology Solutions, LLC	July 2023	2,270	—	2,656	—
ENA Holding Corporation	May 2021	8,169	262	1,601	45
FQSR, LLC	May 2023	4,566	27	4,566	73
Help At Home, LLC	August 2020	14,865	—	14,865	—
Quicken Parent Corp.	April 2021	862	31	862	43
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$39,525	$320	$33,343	$169

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2019, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2019, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three months ended March 31, 2019 and 2018, the Company did not sell or issue any Common Units. The activity for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Units at beginning of period	20,134,698	20,134,698

Units issued and committed at end of period	20,134,698	20,134,698

For the three months ended March 31, 2019 and 2018, the Company processed $0, of deemed distributions and re-contributions.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

7. Credit Facility

The Company has a secured revolving credit agreement (the “Credit Agreement”) with Natixis, New York Branch (“Natixis”) as administrative agent and committed lender. The Credit Agreement provides for a revolving credit line of up to $750,000 (the “Maximum Commitment”) (the “Credit Facility”), subject to the lesser of the “Borrowing Base” assets or the “Maximum Commitment (the “Available Commitment”). The Borrowing Base assets generally equal the sum of (a) a percentage of certain eligible investments in a controlled account, (b) a percentage of unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Credit Agreement is generally secured by the Borrowing Base assets.

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2019, the Company was in compliance with such covenants.

As of March 31, 2019 and December 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $450,000 and $500,000, respectively.

As of March 31, 2019 and December 31, 2018, the amounts outstanding under the Credit Facility were $375,000 and $365,000, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of March 31, 2019 and December 31, 2018, $2,631 and $3,260, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Credit facility interest expense	$4,129	$3,771
Undrawn commitment fees	120	938
Administrative fees	16	16
Amortization of deferred financing costs	629	944

Total	$4,894	$5,669

Weighted average interest rate	4.88%	4.07%
Average outstanding balance	$383,333	$370,778

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

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

As of March 31, 2019 and December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2019	December 31, 2018
Cost of investments for federal income tax purposes	$1,213,713	$1,264,745
Unrealized appreciation	$20,057	$31,987
Unrealized depreciation	$83,948	$96,848
Net unrealized depreciation on investments	$63,891	$64,861

The Company did not have any unrecognized tax benefits at December 31, 2018, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and five years, respectively. An examination of the Company’s 2015 federal tax return was concluded in 2017. No adjustments were proposed.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

March 31, 2019

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2019 and 2018 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Three Months Ended March 31,
	2019	2018
Net Asset Value Per Unit (accrual base), Beginning of Period	$65.69	$78.70
Income from Investment Operations:
Net investment income(1)	2.05	1.63
Net realized and unrealized loss	(0.99)	(0.23)

Total from investment operations	1.06	1.40
Less Distributions:
From net investment income	(0.74)	(0.99)
Return of capital	(4.07)	(0.00)

Total distributions(2)	(4.81)	(0.99)

Net Asset Value Per Unit (accrual base), End of Period	$61.94	$79.11

Common Unitholder Total Return(3)(4)	2.6%	2.4%

Common Unitholder IRR(5)	7.7%	7.2%

Ratios and Supplemental Data
Members’ Capital, end of period	$837,985	$1,183,757
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	3.59%	2.96%
Ratio of net expenses to average net assets(6)	3.59%	2.96%
Ratio of financing cost to average net assets(4)	0.57%	0.46%
Ratio of net investment income to average net assets(6)	19.35%	10.74%
Credit facility payable	$375,000	$353,000
Asset coverage ratio	3.2	4.4
Portfolio turnover rate(4)	1.0%	2.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2019 and 2018.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the three months ended March 31, 2019 and 2018 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.7% through March 31, 2019. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

March 31, 2019

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly when we are using leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 19, 2019 and elsewhere in this report.

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

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt for which reliable market quotations are not available. Some of the inputs are independently observable however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

Investment Activity

As of March 31, 2019, our non-controlled/non-affiliated portfolio consisted of 21 debt and seven equity investments. Based on fair values as of March 31, 2019, our non-controlled/non-affiliated portfolio was 98.6% invested in debt investments which were mostly senior secured, first lien term loans and 1.4% invested in equity investments comprised of common and preferred stocks as well as warrants.

As of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 22 debt investments and five equity investments. Of these investments, 98.7% were debt investments which were primarily senior secured, first lien term loans and 1.3% were equity comprised of common and preferred stocks as well as warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of Mach 31, 2019:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	16%
Food Products	13%
Industrial Conglomerates	12%
Metals & Mining	10%
Information Technology Services	6%
Auto Components	6%
Health Care Providers & Services	6%
Pharmaceuticals	5%
Commercial Services & Supplies	5%
Chemicals	5%
Diversified Financial Services	5%
Software	2%
Distributors	2%
Household Durables	2%
Internet & Direct Marketing Retail	2%
Construction & Engineering	1%
Textiles, Apparel & Luxury Goods	1%
Technologies Hardware, Storage and Peripherals	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $27.4 million and $35.4 million for the three months ended March 31, 2019 and 2018, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Total investment income	$48,895	$41,763
Expenses	7,652	9,012

Net investment income	41,243	32,751
Net realized loss on non-controlled/non-affiliated investments	(580)	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(10,844)	(8,746)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(8,377)	4,332

Net increase in Members’ Capital from operations	$21,442	$28,337

Total investment income

Total investment income for the three months ended March 31, 2019 and 2018 was $48.9 million and $41.8 million, respectively, and included interest income from non-controlled/non-affiliated investments of $27.4 million and $35.4 million, respectively, as well as dividend income of $20.8 million and $6.4 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015. During the three months ended March 31, 2019, total investment income also included dividend income from non-controlled/non-affiliated investments of $0.1 million as well as other fee income of $0.6 million.

The increase in total investment income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, is primarily due to the increase in dividend income from TCW Strategic Ventures, stemming for loan payoffs which transpired during the quarter. The increases in dividend income during the quarter were partially offset by the decrease in interest income from non-controlled/non-affiliated investments, reflecting our wind down of investment operations since the expiration of the investment period.

Net investment income

Net investment income for the three months ended March 31 2019 and 2018 was $41.2 million and $32.8 million, respectively. The increase in net investment income during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily attributable to the increase dividend income received from TCW Strategic Ventures.

Operating expenses for the three months ended March 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Expenses
Interest and credit facility expenses	$4,894	$5,669
Management fees	2,195	2,673
Administrative fees	265	320
Professional fees	163	186
Directors’ fees	79	83
Other expenses	56	81

Total expenses	$7,652	$9,012

Our total operating expenses were $7.7 million and $9.0 million for the three months ended March 31, 2019 and 2018, respectively. Our operating expenses include management fees attributed to the Adviser of $2.2 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively. Interest and credit facility expenses decreased during the quarter compared to the three months ended March 31, 2018 primarily due to lower undrawn commitment fees, partially offset by higher interest expense due to a higher weighted average interest rate and average outstanding balance during the quarter.

Net realized loss on non-controlled/non-affiliated investments

Our net realized loss on non-controlled/non-affiliated investments for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.0 million, respectively. The net realized loss on non-controlled/non-affiliated investments during the quarter were primarily due to our warrants for Quantum Corporation, which the portfolio company repurchased during the quarter. No realized gains or losses were recognized during the three months ended March 31, 2018 as none of our investments were sold during the quarter. All investment dispositions during the quarter were due to contractually scheduled paydowns.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended March 31, 2019 and 2018 was ($10.8) million and ($8.7) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2019 was primarily due to our term loans to Carrier & Technology Holdings, LLC; Carrier & Technology Solutions, LLC (together with Carrier & Technology Holdings, LLC, formerly known as Patriot National, Inc.); Frontier Spinning Mills Inc.; and Bumble Bee Holdings, Inc., which collectively recorded $12.1 million in net change in unrealized depreciation during the quarter. These were partially offset by our Quantum Corporation warrants, which recorded an aggregate $1.8 million in unrealized appreciation during the quarter.

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

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments was ($8.4) million and $4.3 million for the three months ended March 31, 2019 and 2018, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three months ended March 31, 2019 was primarily attributable to TCW Strategic Ventures, which, during the current quarter, made distributions in excess of its aggregate quarterly net investment income and net change in unrealized depreciation/appreciation on investments. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three months ended March 31, 2018 was primarily attributable to undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended March 31, 2019 and 2018 was $21.4 million and $28.3 million, respectively. The increase during the three months ended March 31, 2019 is attributable to higher net investment income, primarily driven by the increase in dividend income from TCW Strategic Ventures, coupled with lower operating expenses, particularly as it relates to interest and credit facility expenses. The increase during the three months ended March 31, 2018 is primarily attributable to higher investment income resulting from higher investment yields coupled with lower management fees.

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

The Company’s investments in controlled affiliated investments as of and transactions during the three months ended March 31, 2019 were as follows:

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of March 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$—	$(8,377)	$251,875	$20,800	$—

Total Controlled Affiliates	$260,252	$—	$—	$(8,377)	$251,875	$20,800	$—

The Company’s investments in controlled affiliated investments for the years ended December 31, 2018 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

For the three months ended March 31, 2019 and year ended December 31, 2018, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the three months ended March 31, 2019 and year ended December 31, 2018, the Company recognized $0.0 million and $0.9 million, respectively, of net realized gain distributions from TCW Strategic Ventures.

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

As of March 31, 2019 and December 31, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2019	December 31, 2018
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2019, we were in compliance with such covenants.

As of March 31, 2019 and December 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $450 million and $500 million, respectively.

As of March 31, 2019 and December 31, 2018, the amounts outstanding under the Credit Facility were $375 million and $365 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. The Company incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of March 31, 2019 and December 31, 2018, $2.6 million and $3.3 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Credit facility interest expense	$4,129	$3,771
Undrawn commitment fees	120	938
Administrative fees	16	16
Amortization of deferred financing costs	629	944

Total	$4,894	$5,669

Weighted average interest rate	4.88%	4.07%
Average outstanding balance	$383,333	$370,778

A summary of our contractual payment obligations as of March 31, 2019 and December 31, 2018 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2019	$750,000	$375,000	$75,000
Total Debt Obligations – December 31, 2018	$750,000	$365,000	$135,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized losses by investment as of March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	$4,218	$—	$4,218	$8
Carrier & Technology Solutions, LLC	July 2023	2,270	—	2,656	—
ENA Holding Corporation	May 2021	8,169	262	1,601	45
FQSR, LLC	May 2023	4,566	27	4,566	73
Help At Home, LLC	August 2020	14,865	—	14,865	—
Quicken Parent Corp.	April 2021	862	31	862	43
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$39,525	$320	$33,343	$169

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2019 and December 31, 2018, the Company’s unfunded commitment to Strategic Ventures was $219,646.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At March 31, 2019, 99.7% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2019, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2019 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$33,277	$11,406	$21,871
Up 200 basis points	22,185	7,604	14,581
Up 100 basis points	11,092	3,802	7,290
Down 100 basis points	(13,681)	(4,002)	(9,679)
Down 200 basis points	(1,918)	(7,752)	5,834
Down 300 basis points	(1,362)	(9,602)	8,240

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months ended March 31, 2019

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 7, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 7, 2019	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer