Form 10-Q
period 2019-06-30
TCW Direct Lending LLC
filed 2019-08-12
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s common units outstanding at August 12, 2019 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.91% (LIBOR + 6.50%, 1.00% Floor)	5.8%	$48,585,884	04/20/22	$47,972,865	$47,711,338

				5.8%	48,585,884		47,972,865	47,711,338

Chemicals
	Ascensus Specialties LLC (fka Vertellus Performance Chemicals LLC)(1)	09/22/17	First Lien Term Loan - 9.16% (LIBOR + 6.75%, 1.25% Floor)	4.9%	40,880,237	09/22/22	40,253,359	40,880,237

				4.9%	40,880,237		40,253,359	40,880,237

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan - 11.41% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 1.00% PIK)	0.6%	5,284,629	04/07/22	5,284,629	4,872,428
	School Specialty, Inc.	04/07/17	Term Loan A - 10.41% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 1.00% PIK)	4.3%	38,345,478	04/07/22	37,846,252	35,354,531

				4.9%	43,630,107		43,130,881	40,226,959

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 9.19% (LIBOR + 6.75%, 1.25% Floor)	1.0%	10,833,598	07/18/23	10,687,503	7,865,192

				1.0%	10,833,598		10,687,503	7,865,192

Distributors
	ASC Acquisition Holdings, LLC	02/25/19	Term Loan - 12.59% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.50% PIK)	2.5%	22,890,311	02/22/22	22,037,676	20,578,390

				2.5%	22,890,311		22,037,676	20,578,390

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan - 11.75% (11.75%, Fixed Coupon, all PIK)	0.0%	40,229,583	07/02/23	40,077,214	—
	Carrier & Technology Solutions, LLC(1)	07/02/18	Revolver - 9.69% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.0%	7,966,129	07/02/23	7,966,129	7,966,129
	Carrier & Technology Solutions, LLC	07/02/18	Term Loan - 9.69% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.9%	11,604,434	07/02/23	11,559,628	7,774,971

				1.9%	19,570,563		19,525,757	15,741,100

	Verus Analytics, LLC (fka Verus Financial, LLC)	04/11/16	First Lien Term Loan - 9.58% (LIBOR + 7.25%, 0.75% Floor)	1.9%	16,078,125	04/12/21	15,963,672	16,078,125

				3.8%	75,878,271		75,566,643	31,819,225

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 10.52% (LIBOR + 8.00%, 1.00% Floor)	3.8%	32,747,017	08/15/23	32,294,985	31,273,401

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products (con’t)
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 - 10.52% (LIBOR + 8.00%, 1.00% Floor)	1.1%	$9,277,783	08/15/23	$9,149,714	$8,860,283
	Harvest Hill Beverage Company	05/01/17	Term Loan A1 - 8.91% (LIBOR + 6.50%, 1.00% Floor)	8.1%	67,753,291	01/19/21	67,437,211	67,346,771

				13.0%	109,778,091		108,881,910	107,480,455

Health Care Providers & Services
	Help at Home, LLC(1),(3)	08/03/15	Term Loan B - 9.19% (LIBOR + 6.75%, 1.25% Floor)	5.5%	45,305,693	08/03/20	45,117,947	45,532,222

				5.5%	45,305,693		45,117,947	45,532,222

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	Delayed Draw Term Loan - 7.96% (LIBOR + 5.50%, 1.00% Floor)	0.7%	5,359,807	05/14/23	5,359,807	5,365,167
	FQSR, LLC	05/14/18	Term Loan - 8.03% (LIBOR + 5.50%, 1.00% Floor)	2.9%	24,323,657	05/14/23	23,703,862	24,347,981

				3.6%	29,683,464		29,063,669	29,713,148

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 9.51% (LIBOR + 7.00%, 1.00% Floor)	2.2%	18,546,807	08/26/21	18,472,302	18,546,807
	OTG Management, LLC	06/30/16	Term Loan - 9.59% (LIBOR + 7.00%, 1.00% Floor)	7.1%	58,502,243	08/26/21	57,997,958	58,502,243

				9.3%	77,049,050		76,470,260	77,049,050

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 14.33% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.0%	25,620,000	12/21/22	24,671,105	24,672,060

				15.9%	132,352,514		130,205,034	131,434,258

Household Durables
	Cedar Electronics Holdings, Corp.	01/03/19	Incremental Term Loan - 15.00% (15.00% , Fixed Coupon, all PIK)	0.3%	2,542,752	06/26/20	2,542,751	2,446,127
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan - 10.43% (LIBOR + 8.00%, 1.50% Floor)	2.3%	19,611,733	06/26/20	19,521,432	18,866,487

				2.6%	22,154,485		22,064,183	21,312,614

Industrial Conglomerates
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan - 10.83% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 1.50% PIK)	12.2%	104,239,834	12/31/21	103,778,229	100,904,159

				12.2%	104,239,834		103,778,229	100,904,159

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 10.02% (LIBOR + 5.00%, 1.00% Floor, 2.50% PIK)	5.1%	43,722,988	05/06/21	43,322,368	42,280,129
	ENA Holding Corporation	05/06/16	Revolver - 9.92% (LIBOR + 7.50%, 1.00% Floor)	0.9%	8,017,382	05/06/21	8,017,382	7,752,809

				6.0%	51,740,370		51,339,750	50,032,938

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 11.40% (LIBOR + 9.00%, 1.00% Floor)	1.5%	$12,846,641	08/28/22	$12,602,028	$12,692,481

				1.5%	12,846,641		12,602,028	12,692,481

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 10.85% inc. PIK (LIBOR + 8.25%, 1.00% Floor, 0.50% PIK)	10.0%	83,668,105	06/30/20	83,426,536	82,915,092

				10.0%	83,668,105		83,426,536	82,915,092

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan - 10.98% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.375% PIK)	3.8%	51,087,250	07/01/21	50,816,438	31,214,310

				3.8%	51,087,250		50,816,438	31,214,310

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan - 11.44% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.4%	21,048,075	04/01/21	20,989,849	20,227,200

				2.4%	21,048,075		20,989,849	20,227,200

Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.	04/18/19	Incremental Term Loan B - 10.66% (LIBOR + 8.25%, 1.00% Floor)	0.0%	2,289,516	04/29/23	2,284,992	412,113
	Frontier Spinning Mills, Inc.	04/18/19	Last Out Revolver - 7.75% (PRIME + 2.25%, 1.00% Floor)	0.3%	2,268,366	04/29/23	2,268,366	2,268,366
	Frontier Spinning Mills, Inc.	02/21/19	Last Out Revolver - 5.87% (LIBOR + 3.25%, 1.00% Floor)	0.1%	750,000	04/30/20	750,000	750,000
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B - 11.14% (LIBOR + 8.25%, 1.00% Floor, all PIK)	0.3%	13,672,759	04/30/20	13,651,335	2,461,096

				0.7%	18,980,641		18,954,693	5,891,575

	Total Debt Investments			96.5%			887,825,524	798,718,645

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC		Class A	0.0%	9,807		708,537	78,545

				0.0%	9,807		708,537	78,545

Diversified Financial Services
	Carrier & Technology Holdings, LLC(4),(5)		Common Stock	0.0%	2,143		—	—
	Verus Financial, LLC(6)		Common Stock	1.0%	8,750		7,640,647	8,338,580

				1.0%	10,893		7,640,647	8,338,580

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(4)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	820,977

				0.1%	1,470,632		1,379,747	820,977

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
Household Durables
	Cedar Ultimate Parent LLC(4)		Common Stock	0.0%	300,000		$—	$—
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.0%	9,297,990		9,187,900	—
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.0%	2,900,000		—	—

				0.0%	12,497,990		9,187,900	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(4)		Common Stock	0.2%	391,945		1,708,311	1,038,654
	Quantum Corporation(4)		Warrant, expires 10/31/23	0.1%	900,045		1,192,100	960,017
	Quantum Corporation(4),(7)		Warrant, expires 11/30/23	0.1%	450,022		596,050	480,009
	Quantum Corporation(4)		Warrant, expires 9/30/23	0.1%	900,045		1,217,214	960,017
	Quantum Corporation(4)		Warrant, expires 9/7/23	0.1%	900,045		1,143,057	960,017

				0.6%	3,542,102		5,856,732	4,398,714

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc.(4)		Warrant, expires 5/15/23	0.0%	18,300		1,250	—
	ASP Frontier Holdings, Inc.(4)		Warrant, expires 5/15/23	0.0%	69,724		5,073	—

				0.0%	88,024		6,323	—

	Total Equity Investments			1.7%			24,779,886	13,636,816

	Total Non-Controlled/Non-Affiliated Investments*			98.2%			$912,605,410	$812,355,461

							Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2),(8)		Preferred membership interests	28.5%	261,154		235,200,003	235,932,619
	TCW Direct Lending Strategic Ventures LLC(2),(8)		Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			28.5%			$235,200,003	$235,932,619

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.29%			6.4%	52,787,949		52,787,949	52,787,949

	Total Investments 133.1%						$1,200,593,362	$1,101,076,029

	Net unrealized depreciation on unfunded commitments (0.0%)							$(51,901)

	Liabilities in Excess of Other Assets (33.1%)							$(273,594,792)

	Net Assets 100.0%							$827,429,336

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2019

*

The fair value of the Quantum Corporation Common Stock held by the Company represents the quoted market price as of June 30, 2019 and is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and is considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

(2)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2019, $244,792,902 or 21.4% of the Company’s total assets were represented by “non-qualifying assets.”

(3)

In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

(4)	Non-income producing.
(5)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.
(6)	Holdings of Verus Financial, LLC common stock are held through TCW DL VF Holdings, Inc., a special purpose vehicle.
(7)	Fair value was reduced by 50% to represent the Company’s obligation to sell 50% of this investment back to Quantum for a nominal amount.
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

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $24,243,645 and $49,126,874, respectively, for the period ended June 30, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	99.2%
Canada	0.8%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan—9.03% (LIBOR + 6.50%, 1.00% Floor)	5.4%	$49,954,501	04/20/22	$49,212,783	$49,454,956

				5.4%	49,954,501		49,212,783	49,454,956

Chemicals
	Ascensus Specialties LLC (fka Vertellus Performance Chemicals LLC)(1)	09/22/17	First Lien Term Loan—9.28% (LIBOR + 6.75%, 1.25% Floor)	4.6%	41,496,364	09/22/22	40,762,340	41,620,853

				4.6%	41,496,364		40,762,340	41,620,853

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan—9.53% (LIBOR + 7.00%, 1.00% Floor)	0.6%	5,467,476	04/07/22	5,467,476	5,150,362
	School Specialty, Inc.	04/07/17	Term Loan A—9.51% (LIBOR + 7.00%, 1.00% Floor)	4.0%	39,259,771	04/07/22	38,654,010	36,982,704

				4.6%	44,727,247		44,121,486	42,133,066

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan—9.10% (LIBOR + 6.75%, 1.25% Floor)	1.0%	13,196,154	07/18/23	12,996,406	9,382,465

				1.0%	13,196,154		12,996,406	9,382,465

Distributors
	ASC Acquisition Holdings, LLC	12/16/16	First Lien Term Loan—10.03% (LIBOR + 7.50%, 1.00% Floor)	2.4%	24,096,797	12/15/21	23,811,851	21,614,827
	ASC Acquisition Holdings, LLC	12/17/18	Term Loan—10.29% (LIBOR + 7.50%, 1.00% Floor)	0.3%	3,154,908	12/15/21	3,091,810	3,154,908

				2.7%	27,251,705		26,903,661	24,769,735

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan—11.75% (11.75%, Fixed Coupon, all PIK)	0.6%	37,896,029	07/02/23	37,724,796	5,229,652
	Carrier & Technology Solutions, LLC(1)	07/02/18	Revolver—9.71% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.8%	7,198,078	07/02/23	7,198,078	7,198,078
	Carrier & Technology Solutions, LLC	07/02/18	Term Loan—9.60% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.2%	11,147,081	07/02/23	11,096,219	11,147,081

				2.0%	18,345,159		18,294,297	18,345,159

	Verus Analytics, LLC (fka Verus Financial, LLC)	04/11/16	First Lien Term Loan—10.00% (PRIME + 4.50%, 3.50% Floor)	1.8%	16,296,875	04/12/21	16,148,606	16,296,875

				4.4%	72,538,063		72,167,699	39,871,686

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	05/08/18	Term Loan A1—7.52% (LIBOR + 5.00%, 1.00% Floor)	0.1%	$1,386,161	03/13/22	$1,386,505	$1,386,161
	Alaska Communications Systems Holdings, Inc.	03/28/17	Term Loan A2—9.52% (LIBOR + 7.00%, 1.00% Floor)	1.8%	16,060,982	03/13/23	15,893,682	16,060,982

				1.9%	17,447,143		17,280,187	17,447,143

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1—10.65% (LIBOR + 8.00%, 1.00% Floor)	3.4%	32,913,669	08/15/23	32,404,728	31,432,554
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2—10.65% (LIBOR + 8.00%, 1.00% Floor)	1.0%	9,324,998	08/15/23	9,180,807	8,905,373
	Harvest Hill Beverage Company	01/20/16	Term Loan A1—9.03% (LIBOR + 6.50%, 1.00% Floor)	8.1%	74,703,910	01/19/21	74,244,287	73,732,760

				12.5%	116,942,577		115,829,822	114,070,687

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B—9.10% (LIBOR + 6.75%, 1.25% Floor)	4.1%	37,602,990	08/03/20	37,413,881	37,791,005

				4.1%	37,602,990		37,413,881	37,791,005

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	Delayed Draw Term Loan—8.39% (LIBOR + 5.50%, 1.00% Floor)	0.6%	5,359,807	05/14/23	5,359,807	5,290,130
	FQSR, LLC	05/14/18	Term Loan—8.12% (LIBOR + 5.50%, 1.00% Floor)	2.6%	24,446,504	05/14/23	23,743,784	24,128,699

				3.2%	29,806,311		29,103,591	29,418,829

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan—9.58% (LIBOR + 7.00%, 1.00% Floor)	2.0%	18,546,807	08/26/21	18,455,167	18,416,979
	OTG Management, LLC	06/30/16	Term Loan—9.47% (LIBOR + 7.00%, 1.00% Floor)	6.4%	58,502,243	08/26/21	57,881,978	58,092,727

				8.4%	77,049,050		76,337,145	76,509,706

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan—12.80% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.4%	33,305,611	12/21/22	31,876,363	31,207,358

				15.0%	140,160,972		137,317,099	137,135,893

Household Durables
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan—10.34% (LIBOR + 8.00%, 1.50% Floor)	1.9%	19,200,000	06/26/20	19,018,034	17,683,200

				1.9%	19,200,000		19,018,034	17,683,200

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan—13.30% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	11.3%	$105,769,165	12/31/21	$105,201,819	$103,442,243

				11.3%	105,769,165		105,201,819	103,442,243

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan—9.53% (LIBOR + 7.00%, 1.00% Floor)	4.7%	44,302,885	05/06/21	43,790,131	43,062,404
	ENA Holding Corporation(1)	05/06/16	Revolver—9.79% (LIBOR + 7.00%, 1.00% Floor)	0.7%	6,405,720	05/06/21	6,405,720	6,226,360

				5.4%	50,708,605		50,195,851	49,288,764

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan—9.52% (LIBOR + 7.00%, 1.00% Floor)	1.5%	13,401,172	08/28/22	13,105,965	13,535,184

				1.5%	13,401,172		13,105,965	13,535,184

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan—11.06% (LIBOR + 8.25%, 1.00% Floor)	9.1%	84,118,105	06/30/20	83,754,730	83,108,688

				9.1%	84,118,105		83,754,730	83,108,688

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan—10.40% (LIBOR + 8.00%, 1.00% Floor)	5.0%	51,289,164	07/01/21	50,949,495	45,955,091

				5.0%	51,289,164		50,949,495	45,955,091

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan—11.35% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.3%	21,769,443	04/01/21	21,691,954	20,680,971

				2.3%	21,769,443		21,691,954	20,680,971

Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B—10.78% (LIBOR + 8.25%, 1.00% Floor)	0.8%	12,960,042	04/30/20	12,925,853	7,192,823

				0.8%	12,960,042		12,925,853	7,192,823

	Total Debt Investments			93.5%			910,849,065	854,564,453

	Equity				Shares
Diversified Financial Services
	Carrier & Technology Holdings, LLC(7)		Common Stock	0.0%	2,143		—	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Verus Financial, LLC(4)		Common Stock	0.9%	8,750		$7,640,647	$8,738,810

				0.9%	10,893		7,640,647	8,738,810

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.) (7)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	536,201

				0.1%	1,470,632		1,379,747	536,201

Household Durables
	Cedar Ultimate Parent LLC(7)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	9,297,990		9,187,900	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	2,900,000		—	—

				0.0%	12,497,990		9,187,900	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(7)		Common Stock	0.1%	391,945		1,708,311	783,890
	Quantum Corporation(7)		Warrant, expires 10/31/23	0.1%	900,045		1,192,100	373,415
	Quantum Corporation(5) (7)		Warrant, expires 11/30/23	0.0%	900,045		1,192,101	187,157
	Quantum Corporation(7)		Warrant, expires 9/30/23	0.0%	900,045		1,217,214	373,414
	Quantum Corporation(7)		Warrant, expires 9/7/23	0.0%	900,045		1,143,057	373,414

				0.2%	3,992,125		6,452,783	2,091,290

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc. (7)		Warrant, expires 5/15/23	0.0%	5,674		—	25,929

				0.0%	5,674		—	25,929

	Total Equity Investments			1.2%			24,661,077	11,392,230

	Total Non-Controlled/Non-Affiliated Investments*			94.7%			$935,510,142	$865,956,683

							Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Preferred membership interests	28.5%	261,153		$235,200,003	$260,252,121
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			28.5%			$235,200,003	$260,252,121

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%			8.1%	73,674,801		73,674,801	73,674,801

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Total Investments 131.3%	$1,244,384,946	$1,199,883,605

Net unrealized depreciation on unfunded commitments (0.0%)		$(169,454)

Liabilities in Excess of Other Assets (31.3%)		$(286,170,835)

Net Assets 100.0%		$913,543,316

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30, 2019 (unaudited)	As of December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $912,605 and $935,510, respectively)	$812,356	$865,957
Controlled affiliated investments (cost of $235,200)	235,933	260,252
Cash and cash equivalents	84,212	145,912
Interest receivable	8,184	6,219
Deferred financing costs	1,995	3,260
Receivable for investments sold	283	—
Receivable from Investment Adviser	264	263
Prepaid and other assets	30	85

Total Assets	$1,143,257	$1,281,948

Liabilities
Credit facility payable	$315,000	$365,000
Interest and credit facility expense payable	250	151
Directors’ fees payable	135	—
Unrealized depreciation on unfunded commitments	52	169
Management fees payable	—	2,504
Other accrued expenses and other liabilities	391	581

Total Liabilities	$315,828	$368,405

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(696,130)	(614,130)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,480)	(9,480)

Common Unitholders’ capital	897,882	979,882
Accumulated loss	(70,453)	(66,339)

Total Members’ Capital	$827,429	$913,543

Total Liabilities and Members’ Capital	$1,143,257	$1,281,948

Net Asset Value Per Unit (accrual base) (Note 9)	$61.41	$65.69

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income from non-controlled/non-affiliated investments	$22,241	$29,341	$46,867	$59,355
Interest income from non-controlled/non-affiliated investments paid-in-kind	3,710	2,984	6,560	8,394
Dividend income from non-controlled/non-affiliated investments	(14)	—	55	—
Dividend income from controlled affiliated investments	18,560	25,717	39,360	32,056
Other fee income from non-controlled/non-affiliated investments	39	—	589	—

Total investment income	44,536	58,042	93,431	99,805

Expenses:
Interest and credit facility expenses	4,744	8,512	9,638	14,181
Management fees	2,165	2,722	4,360	5,395
Administrative fees	261	301	526	621
Professional fees	273	366	436	552
Directors’ fees	86	76	165	159
Other expenses	39	68	95	149

Total expenses	7,568	12,045	15,220	21,057

Expenses reimbursed by the Investment Adviser	—	(8)	—	(8)

Net expenses	7,568	12,037	15,220	21,049

Net investment income	$36,968	$46,005	$78,211	$78,756

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-controlled/non-affiliated investments	153	(545)	(427)	(545)
Net realized gain distributions from affiliated investments	—	843	—	843
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(19,735)	(14,449)	(30,579)	(23,195)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(15,942)	(19,703)	(24,319)	(15,371)

Net realized and unrealized loss on investments	$(35,524)	$(33,854)	$(55,325)	$(38,268)

Net increase in Members’ Capital from operations	$1,444	$12,151	$22,886	$40,488

Basic and diluted:
Income per unit	$0.07	$0.60	$1.13	$2.02

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Loss	Total
Members’ Capital at March 31, 2018	$1,200,269	$(16,512)	$1,183,757
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	46,005	46,005
Net realized gain on investments	—	298	298
Net change in unrealized appreciation/depreciation on investments	—	(34,152)	(34,152)
Distributions to Members from:
Distributable earnings(1)	—	(98,250)	(98,250)

Total Decrease in Members’ Capital for the three months ended June 30, 2018	—	(86,099)	(86,099)

Members’ Capital at June 30, 2018	$1,200,269	$(102,611)	$1,097,658

Members’ Capital at December 31, 2017	$1,300,269	$(24,849)	$1,275,420
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	78,756	78,756
Net realized gain on investments	—	298	298
Net change in unrealized appreciation/depreciation on investments	—	(38,566)	(38,566)
Distributions to Members from:
Distributable earnings(2)	—	(118,250)	(118,250)
Return of unused capital	(100,000)	—	(100,000)

Total Decrease in Members’ Capital for the six months ended June 30, 2018	(100,000)	(77,762)	(177,762)

Members’ Capital at June 30, 2018	$1,200,269	$(102,611)	$1,097,658

Members’ Capital at March 31, 2019	$897,882	$(59,897)	$837,985
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	36,968	36,968
Net realized gain on investments	—	153	153
Net change in unrealized appreciation/depreciation on investments	—	(35,677)	(35,677)
Distributions to Members from:
Distributable earnings	—	(12,000)	(12,000)

Total Decrease in Members’ Capital for the three months ended June 30, 2019	—	(10,556)	(10,556)

Members’ Capital at June 30, 2019	$897,882	$(70,453)	$827,429

Members’ Capital at December 31, 2018	$979,882	$(66,339)	$913,543
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	78,211	78,211
Net realized loss on investments	—	(427)	(427)
Net change in unrealized appreciation/depreciation on investments	—	(54,898)	(54,898)
Distributions to Members from:
Distributable earnings	—	(27,000)	(27,000)
Return of capital	(82,000)	—	(82,000)

Total Decrease in Members’ Capital for the six months ended June 30, 2019	(82,000)	(4,114)	(86,114)

Members’ Capital at June 30, 2019	$897,882	$(70,453)	$827,429

(1)	During the three months ended June 30, 2018, the Company distributed $98,250 from net investment income.
(2)	During the six months ended June 30, 2018, the Company distributed $118,250 from net investment income.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$22,886	$40,488
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(17,683)	(66,731)
Interest income paid in-kind	(6,560)	(8,394)
Proceeds from sales and paydowns of investments	49,127	160,833
Net realized loss (gain) on investments	427	545
Change in net unrealized/appreciation depreciation on investments	54,898	38,566
Amortization of premium and accretion of discount, net	(2,406)	(4,521)
Amortization of deferred financing costs	1,265	4,164
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,965)	3,354
(Increase) decrease in receivable for investment sold	(283)	—
(Increase) decrease in receivable from Investment Adviser	(1)	522
(Increase) decrease in prepaid and other assets	55	95
Increase (decrease) in interest and credit facility expense payable	99	1,942
Increase (decrease) in directors’ fees payable	135	118
Increase (decrease) in management fees payable	(2,504)	—
Increase (decrease) in other accrued expenses and liabilities	(190)	(108)

Net cash provided by operating activities	$97,300	$170,873

Cash Flows from Financing Activities
Unused contributions returned to Members	$—	$(100,000)
Return of capital	(82,000)	—
Distributions to Members	(27,000)	(118,250)
Proceeds from credit facility	40,000	44,000
Repayments of credit facility	(90,000)	(170,000)

Net cash used in financing activities	$(159,000)	$(344,250)

Net decrease in cash and cash equivalents	$(61,700)	$(173,377)
Cash and cash equivalents, beginning of period	$145,912	$209,784

Cash and cash equivalents, end of period	$84,212	$36,407

Supplemental and non-cash financing activities
Interest expense paid	$8,020	$6,766

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

June 30, 2019

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

In 2018, the Company cancelled all but two of its wholly-owned Delaware limited liability companies. Further, TCW Direct Lending Luxembourg, a private limited liability company organized under the laws of Luxembourg and originally established in 2016 as a wholly-owned subsidiary, was also dissolved and the Company’s interest in the subsidiary was terminated.

In January 2019, the Company established a wholly-owned subsidiary, TCW DL CTH LLC, a Delaware limited liability company, designed to hold one of the Company’s equity investments.

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

June 30, 2019

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2019 was $100,875.

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

June 30, 2019

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. At June 30, 2019, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less, which approximate fair value.

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

June 30, 2019

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

June 30, 2019

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2019:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$798,719	$—	$798,719
Equity	1,039	—	12,598	—	13,637
Investment Funds & Vehicles(1)	—	—	—	235,933	235,933
Cash equivalents	52,788	—	—	—	52,788

Total Assets	$53,827	$—	$811,317	$235,933	$1,101,077

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

June 30, 2019

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2019:

	Debt	Equity	Total
Balance, April 1, 2019	$826,843	$11,217	$838,060
Purchases*	8,219	22	8,241
Sales and paydowns of investments	(16,179)	—	(16,179)
Amortization of premium and accretion of discount, net	1,151	—	1,151
Net realized gains	153	—	153
Net change in unrealized appreciation/depreciation	(21,468)	1,359	(20,109)

Balance, June 30, 2019	$798,719	$12,598	$811,317

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2019	$(19,982)	$1,390	$(18,592)

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2019	$854,564	$10,608	$865,172
Purchases*	24,233	714	24,947
Sales and paydowns of investments	(49,831)	—	(49,831)
Amortization of premium and accretion of discount, net	2,406	—	2,406
Net realized gains (losses)	169	(596)	(427)
Net change in unrealized appreciation/depreciation	(32,822)	1,872	(30,950)

Balance, June 30, 2019	$798,719	$12,598	$811,317

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2019	$(27,090)	$1,903	$(25,187)

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2019

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

During the three and six months ended June 30, 2019 and 2018, the Company did not have any transfers between levels.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2019

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2019.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$516,086	Income Method	Weighted Average Cost of Capital Shadow Credit Rating	5.6% to 19.8% CCC to B+	11.4% N/A	Decrease Increase
Debt	$160,474	Income Method	Shadow Credit Rating	B- to B-	N/A	Increase
Debt	$74,160	Market/Waterfall Method	EBITDA Multiple Revenue Multiple	0.2x to 8.2x 2.2x to 2.4x	N/A N/A	Increase Increase
Debt	$40,134	Income Method	Take-Out Indication Shadow Credit Rating	94.0% to 97.0% CCC- to CCC-	95.5% N/A	Increase Increase
Debt	$7,865	Income/Market/ Waterfall Method	Weighted Average Cost of Capital Shadow Credit Rating EBITDA Multiple	17.8% to 22.0% CC to CCC- 3.8x to 4.8x	19.9% N/A N/A	Decrease Increase Increase
Equity	$3,439	Income Method	Implied Volatility Risk Free Rate Expected Term	35.0% to 69.3% 1.7% to 2.1% 0.3 yrs. to 2.0 yrs.	68.6% 2.1% 0.3 yrs.	Increase Increase Increase
Equity	$9,159	Market/Waterfall Method	EBITDA Multiple	4.5x to 12.5x	N/A	Increase

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

June 30, 2019

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

For the three and six months ended June 30, 2019, Management Fees incurred amounted to $2,165 and $4,360, respectively, of which $0 remained payable at June 30, 2019. For the three and six months ended June 30, 2018, Management Fees incurred amounted to $2,722 and $5,395, respectively, of which $0 remained payable at June 30, 2018.

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

Since inception, the Company received $2,564 in such fees, of which $39 and $1,737, were paid during the three and six months ended June 30, 2019, respectively. No such fees were received during the three and six months ended June 30, 2018.

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

June 30, 2019

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

For the three and six months ended June 30, 2019 and 2018, no Incentive Fees were incurred.

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

June 30, 2019

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

The Company’s investments in controlled affiliated investments as of and transactions during the six months ended June 30, 2019 were as follows:

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of June 30, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$—	$(24,319)	$235,933	$39,360	$—

Total Controlled Affiliates	$260,252	$—	$—	$(24,319)	$235,933	$39,360	$—

The Company’s investments in controlled affiliated investments as of and transactions during the year ended December 31, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

For the six months ended June 30, 2019 and year ended December 31, 2018, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company recognized $0 and $931 respectively, of net realized gain distributions from TCW Strategic Ventures.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2019

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of June 30, 2019 and December 31, 2018:

	Maturity/ Expiration	June 30, 2019		December 31, 2018
Unfunded Commitments		Amount	Unrealized Losses	Amount	Unrealized Losses
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	$4,218	$—	$4,218	$8
Carrier & Technology Solutions, LLC	July 2023	2,270	—	2,656	—
ENA Holding Corporation	May 2021	—	—	1,601	45
FQSR, LLC	May 2023	4,566	18	4,566	73
Help At Home, LLC	August 2020	14,865	—	14,865	—
Quicken Parent Corp.	April 2021	862	34	862	43
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$31,356	$52	$33,343	$169

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2019, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2019, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2019 and 2018, the Company did not sell or issue any Common Units. The activity for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

For the three and six months ended June 30, 2019 and 2018, the Company processed $0 of deemed distributions and re-contributions.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2019

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2019, the Company was in compliance with such covenants.

As of June 30, 2019 and December 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $450,000 and $500,000, respectively.

As of June 30, 2019 and December 31, 2018, the amounts outstanding under the Credit Facility were $315,000 and $365,000, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of June 30, 2019 and December 31, 2018, $1,995 and $3,260, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Credit facility interest expense	$3,966	$2,976	$8,095	$6,747
Undrawn commitment fees	126	2,298	246	3,236
Administrative fees	16	17	32	33
Amortization of deferred financing costs	636	3,221	1,265	4,165

Total	$4,744	$8,512	$9,638	$14,181

Weighted average interest rate	4.82%	4.35%	4.85%	4.19%
Average outstanding balance	325,549	270,560	331,906	320,392

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2019

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

As of June 30, 2019 and December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2019	December 31, 2018
Cost of investments for federal income tax purposes	$1,200,645	$1,264,745
Unrealized appreciation	$3,906	$31,987
Unrealized depreciation	$103,475	$96,848
Net unrealized depreciation on investments	$99,569	$64,861

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

June 30, 2019

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2019 and 2018 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Six Months Ended June 30,
	2019	2018
Net Asset Value Per Unit (accrual base), Beginning of Period	$65.69	$78.70
Income from Investment Operations:
Net investment income(1)	3.88	3.91
Net realized and unrealized loss	(2.75)	(1.89)

Total from investment operations	1.13	2.02
Less Distributions:
From net investment income	(1.34)	(5.88)
Return of capital	(4.07)	0.00

Total distributions(2)	(5.41)	(5.88)

Net Asset Value Per Unit (accrual base), End of Period	$61.41	$74.84

Common Unitholder Total Return(3)(4)	2.8%	3.5%

Common Unitholder IRR(5)	7.4%	6.9%

Ratios and Supplemental Data
Members’ Capital, end of period	$827,429	$1,097,658
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	3.60%	3.52%
Expenses reimbursed by Investment Adviser(6)	—%	0.00	%(7)
Ratio of net expenses to average net assets(6)	3.60%	3.52%
Ratio of financing cost to average net assets(4)	1.13%	1.18%
Ratio of net investment income to average net assets(6)	18.51%	13.17%
Ratio of net investment income (loss) to average net assets(6)	18.51%	13.17%
Credit facility payable	$315,000	$252,000
Asset coverage ratio	3.6	5.4
Portfolio turnover rate(4)	2.0%	5.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2019 and 2018.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the six months ended June 30, 2019 and 2018 was calculated by taking the net investment income (loss) of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.4% through June 30, 2019. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized.
(7)	Amount rounds to less than 0.01%.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2019

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly when we are using leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to monitor and administer our investments;

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

In 2018, we cancelled all but two of our wholly-owned Delaware limited liability companies. Further, TCW Direct Lending Luxembourg, a private limited liability company organized under the laws of Luxembourg and originally established in 2016 as a wholly-owned subsidiary, was also dissolved and our interest in the subsidiary was terminated.

In January 2019, we established a wholly-owned subsidiary, TCW DL CTH LLC, a Delaware limited liability company, designed to hold one of our equity investments.

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

Investment Activity

As of June 30, 2019, our non-controlled/non-affiliated portfolio consisted of 23 debt and seven equity investments. Based on fair values as of June 30, 2019, our non-controlled/non-affiliated portfolio was 98.3% invested in debt investments which were mostly senior secured, first lien term loans and 1.7% invested in equity investments comprised of common and preferred stocks as well as warrants.

As of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 22 debt investments and five equity investments. Of these investments, 98.7% were debt investments which were primarily senior secured, first lien term loans and 1.3% were equity comprised of common and preferred stocks as well as warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of June 30, 2019:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	16%
Food Products	13%
Industrial Conglomerates	12%
Metals & Mining	10%
Information Technology Services	6%
Auto Components	6%
Health Care Providers & Services	5%
Chemicals	5%
Commercial Services & Supplies	5%
Diversified Financial Services	5%
Pharmaceuticals	4%
Household Durables	3%
Distributors	3%
Software	2%
Internet & Direct Marketing Retail	2%
Construction & Engineering	1%
Textiles, Apparel & Luxury Goods	1%
Technologies Hardware, Storage and Peripherals	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $26.0 million and $32.3 million for the three months ended June 30, 2019 and 2018, respectively. Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $53.4 million and $67.7 million for the six months ended June 30, 2019 and 2018, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Total investment income	$44,536	$58,042	$93,431	$99,805
Net expenses	7,568	12,037	15,220	21,049

Net investment income	$36,968	$46,005	$78,211	$78,756

Net realized gain (loss) on non-controlled/non-affiliated investments	153	(545)	(427)	(545)
Net realized gain distributions from affiliated investments	—	843	—	843
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(19,735)	(14,449)	(30,579)	(23,195)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(15,942)	(19,703)	(24,319)	(15,371)

Net increase in Members’ Capital from operations	$1,144	$12,151	$22,886	$40,488

Total investment income

Total investment income for the three months ended June 30, 2019 and 2018 was $44.5 million and $58.0 million, respectively, and included interest income from non-controlled/non-affiliated investments of $26.0 million and $32.3 million, respectively, as well as dividend income from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015 of $18.6 million and $25.7 million, respectively.

The decrease in total investment income during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, is due mainly to the decrease in dividend income from TCW Strategic Ventures coupled with lower interest income from our non-controlled/non-affiliated investments, reflecting the wind down of our investment operations since the expiration of our investment period.

Total investment income for the six months ended June 30, 2019 and 2018 was $93.4 million and $99.8 million, respectively, and included interest income from non-controlled/non-affiliated investments of $53.4 million and $67.7 million, respectively, as well as dividend income from TCW Strategic Ventures of $39.4 million and $32.1 million, respectively. During the three and six months ended June 30, 2019, total investment income also included other fee income from non-controlled/non-affiliated investments of $39 thousand and $0.6 million, respectively.

The decrease in total investment income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, is primarily due to the decrease in interest income from non-controlled/non-affiliated investments, which, as previously mentioned, is consistent with the wind down of our investment operations since the expiration of our investment period. This was partially offset by an increase in dividend income from TCW Strategic Ventures, stemming from loan payoffs during the first quarter of fiscal 2019.

Net investment income

Net investment income for the three months ended June 30, 2019 and 2018 was $37.0 million and $46.0 million, respectively. The decrease in net investment income during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is primarily attributable to lower total investment income as previously described, partially offset by lower expenses, particularly as it relates to our interest and credit facility expenses.

Net investment income for the six months ended June 30, 2019 and 2018 was $78.2 million and $78.8 million, respectively. Net investment income remained relatively flat as the decrease in total investment income during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was closely offset by the decrease in total expenses, especially as it relates to our interest and credit facility expenses.

Operating expenses for the three and six months ended June 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Expenses:
Interest and credit facility expenses	$4,744	$8,512	$9,638	$14,181
Management fees	2,165	2,722	4,360	5,395
Administrative fees	261	301	526	621
Professional fees	273	366	436	552
Directors’ fees	86	76	165	159
Other expenses	39	68	95	149

Total expenses	7,568	12,045	15,220	21,057

Expenses reimbursed by the Investment Adviser	—	(8)	—	(8)

Net expenses	$7,568	$12,037	$15,220	$21,049

Our total operating expenses were $7.6 million and $12.0 million for the three months ended June 30, 2019 and 2018, respectively, and included management fees attributed to the Adviser of $2.2 million and $2.7 million, respectively. The decrease in management fees during the current quarter compared to the three months ended June 30, 2018 reflects the effects of the expiration of our Commitment Period. In particular, interest and credit facility expenses decreased during the quarter compared to the three months ended June 30, 2018 primarily due to lower undrawn commitment fees as well as a decrease in the amortization of our deferred financing costs. These were partially offset by higher interest expense due to a higher average outstanding balance coupled with a higher weighted average interest during the quarter.

Our total operating expenses were $15.2 million and $21.1 million for the six months ended June 30, 2019 and 2018, respectively. Our operating expenses included management fees attributed to the Adviser of $4.4 million and $5.4 million for the six months ended June 30, 2019 and 2018, respectively. As previously described, the decrease in management fees during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is due to the expiration of our Commitment Period. Interest and credit facility expenses decreased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to the same factors previously described for the three months ended June 30, 2019 and 2018.

Net expenses include an expense reimbursement from the Adviser of $8 thousand for the three and six months ended June 30, 2018.

Net realized gain (loss) on non-controlled/non-affiliated investments

Our net realized gain (loss) on non-controlled/non-affiliated investments for the three months ended June 30, 2019 and 2018 was $0.2 million and ($0.5) million, respectively. The net realized gain during the quarter is primarily attributable to our term loan to Ruby Tuesday, Inc. Our net realized loss on non-controlled/non-affiliated investments during the three months ended June 30, 2018 is primarily due to our term loans to H-D Advanced Manufacturing Company, which recognized realized losses of $2.4 million relating to PIK interest income that was forgiven during the quarter in exchange for, among other things, a cash amendment fee and a 1.5 year credit term extension. This was partially offset by an aggregate $1.9 million of realized gains from the disposition of our term loans to Mavenir, Inc. and Mavenir Private Holdings II Ltd.

Our net realized loss on non-controlled/non-affiliated investments for the six months ended June 30, 2019 and 2018 was $0.4 million and $0.5 million, respectively. The net realized loss on non-controlled/non-affiliated investments during the six months ended June 30, 2019 was primarily due to our warrants for Quantum Corporation, which the portfolio company repurchased during the first quarter of calendar year 2019. These losses were partially offset by our net realized gain from our term loan to Ruby Tuesday, Inc. Similar to the three months ended June 30, 2018, our net realized loss on non-controlled/non-affiliated investments during the six months ended June 30, 2018 is primarily due to our term loans to H-D Advanced Manufacturing Company, which recognized realized losses of $2.4 million relating to PIK interest income that was forgiven in exchange for, among other things, a cash amendment fee and a 1.5 year credit term extension. This was partially offset by an aggregate $1.9 million of realized gains from the disposition of our term loans to Mavenir, Inc. and Mavenir Private Holdings II Ltd.

Net realized gain distributions from controlled affiliated investments

Our net realized gain distributions from controlled affiliated investments for the three and six months ended June 30, 2019 and 2018 were $0 and $0.8 million, respectively. The net realized gain during 2018 reflects a distribution from TCW Strategic Ventures during the three months ended June 30, 2018 from its net short- and long-term gains.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended June 30, 2019 and 2018 was ($19.7) million and ($14.4) million, respectively. Our net change in unrealized appreciation/depreciation during the three months ended June 30, 2019 was primarily due to our term loans to Carrier & Technology Holdings, LLC; Carrier & Technology Solutions, LLC; Frontier Spinning Mills, Inc.; and Noramco, LLC, which collectively recognized $22.0 million in unrealized depreciation during the period. These were partially offset by unrealized gains from our tem loan to Ruby Tuesday, Inc., which recognized $1.4 million in unrealized appreciation during the quarter as well from our term loan to Bumble Bee Holdings, Inc., which also recognized $1.2 million in unrealized appreciation during the quarter.

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

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the six months ended June 30, 2019 and 2018 was ($30.6) million and ($23.2) million, respectively. Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2019 was primarily due to our term loans to Carrier & Technology Holdings, LLC; Carrier & Technology Solutions, LLC (together with Carrier Technology Holdings, LLC, “Carrier,” and formerly known as Patriot National, Inc.); Frontier Spinning Mills, Inc.; and Noramco, LLC, which collectively recognized $33.4 million in unrealized depreciation during the period. These were partially offset by unrealized gains from our Quantum Corporation warrants, which recognized an aggregate $2.6 million in unrealized appreciation during the period.

Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2018 was primarily due to our term loans to Patriot National, Inc., (currently known as Carrier) and Quantum Corporation which recorded unrealized depreciation of $14.1 million and $7.8 million, respectively.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments was ($15.9) million and ($19.7) million for the three months ended June 30, 2019 and 2018, respectively, and ($24.3) million and ($15.4) million for the six months ended June 30, 2019 and 2018, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three and six months ended June 30, 2019 is primarily attributable to a loan originated in 2016, as well as undistributed profits from TCW Strategic Ventures. The net change in unrealized appreciation/depreciation during the three and six months ended June 30, 2018 is primarily attributable to certain loans originated in 2017 and 2016, as well as undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended June 30, 2019 and 2018 was $1.4 million and $12.2 million, respectively. The lower increase during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is primarily attributable to lower net investment income and higher net unrealized depreciation on our non-controlled/non-affiliated investments, partially offset by lower net unrealized depreciation on our controlled affiliated investment.

Our net increase in members’ capital from operations during the six months ended June 30, 2019 and 2018 was $22.9 million and $40.5 million, respectively. The lower increase during the six months ended June 30, 2019 compared to the six months ended June 30 2018 is primarily due to higher net unrealized depreciation on both of our controlled affiliated and non-controlled/non-affiliated investments.

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

The Company’s investments in controlled affiliated investments as of and transactions during the three months ended June 30, 2019 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of June 30, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$—	$(24,319)	$235,933	$39,360	$—

Total Controlled Affiliates	$260,252	$—	$—	$(24,319)	$235,933	$39,360	$—

The Company’s investments in controlled affiliated investments for the years ended December 31, 2018 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

For the six months ended June 30, 2019 and year ended December 31, 2018, we did not recognize any realized gains (losses) on controlled affiliated investments. During the three months ended June 30, 2019 and year ended December 31, 2018, we recognized $0 and $0.9 million, respectively, of net realized gain distributions from TCW Strategic Ventures.

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

As of June 30, 2019 and December 31, 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2019	December 31, 2018
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2019, we were in compliance with such covenants.

As of June 30, 2019 and December 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $450 million and $500 million, respectively.

As of June 30, 2019 and December 31, 2018, the amounts outstanding under the Credit Facility were $315 million and $365 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. The Company incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We recorded these costs as deferred financing costs on our Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of June 30, 2019 and December 31, 2018, $2.0 million and $3.3 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2019 and 2018 is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Credit facility interest expense	$3,966	$2,976	$8,095	$6,747
Undrawn commitment fees	126	2,298	246	3,236
Administrative fees	16	17	32	33
Amortization of deferred financing costs	636	3,221	1,265	4,165

Total	$4,744	$8,512	$9,638	$14,181

Weighted average interest rate	4.82%	4.35%	4.85%	4.19%
Average outstanding balance	325,549	270,560	331,906	320,392

A summary of our contractual payment obligations as of June 30, 2019 and December 31, 2018 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2019	$750,000	$315,000	$135,000
Total Debt Obligations – December 31, 2018	$750,000	$365,000	$135,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized losses by investment as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

		June 30, 2019		December 31, 2018
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Losses	Amount	Unrealized Losses
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	$4,218	$—	$4,218	$8
Carrier & Technology Solutions, LLC	July 2023	2,270	—	2,656	—
ENA Holding Corporation	May 2021	—	—	1,601	45
FQSR, LLC	May 2023	4,566	18	4,566	73
Help At Home, LLC	August 2020	14,865	—	14,865	—
Quicken Parent Corp.	April 2021	862	34	862	43
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$31,356	$52	$33,343	$169

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2019 and December 31, 2018, the Company’s unfunded commitment to Strategic Ventures was $219,646.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2019, 99.7% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2019, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2019 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$31,176	$9,581	$21,595
Up 200 basis points	20,784	6,388	14,396
Up 100 basis points	10,392	3,194	7,198
Down 100 basis points	(12,130)	(3,357)	(8,773)
Down 200 basis points	(1,255)	(6,507)	5,252
Down 300 basis points	(1,278)	(7,729)	6,451

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three and six months ended June 30, 2019 and 2018

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 12, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 12, 2019	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer