Form 10-Q
period 2019-09-30
TCW Direct Lending LLC
filed 2019-11-04
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

The number of the Registrant’s common units outstanding at November 4, 2019 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan—9.50% (LIBOR + 7.00%, 1.00% Floor)	5.4%	$47,901,576	04/20/22	$47,351,468	$47,374,659

				5.4%	47,901,576		47,351,468	47,374,659

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan—12.05% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	0.5%	5,231,862	04/07/22	5,231,862	4,760,994
	School Specialty, Inc.	04/07/17	Term Loan A—12.05% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	4.0%	37,920,193	04/07/22	37,472,970	34,507,376

				4.5%	43,152,055		42,704,832	39,268,370

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan—8.86% (LIBOR + 6.75%, 1.25% Floor)	1.0%	10,628,284	07/18/23	10,493,878	8,268,805

				1.0%	10,628,284		10,493,878	8,268,805

Distributors
	ASC Acquisition Holdings, LLC	02/25/19	Term Loan—12.26% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.50% PIK)	2.3%	23,040,059	02/22/22	22,268,543	19,952,691

				2.3%	23,040,059		22,268,543	19,952,691

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan—11.75% (11.75%, Fixed Coupon, all PIK)	0.0%	41,422,923	07/02/23	41,280,142	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(1)	07/02/18	Revolver—9.37% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.9%	7,867,591	07/02/23	7,867,591	7,867,591
	Guardia LLC (fka Carrier & Technology Solutions, LLC)	07/02/18	Term Loan—9.37% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.9%	11,812,123	07/02/23	11,770,402	7,382,577

				1.8%	19,679,714		19,637,993	15,250,168

	Verus Analytics, LLC	04/11/16	First Lien Term Loan—9.36% (LIBOR + 7.25%, 0.75% Floor)	1.8%	15,968,750	04/12/21	15,871,137	15,968,750

				3.6%	77,071,387		76,789,272	31,218,918

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1—13.75% inc PIK (PRIME + 7.00%, 2.00% Floor, 1.50% PIK)	3.7%	33,043,186	08/15/23	32,619,845	31,655,372
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 – 13.75% inc PIK (PRIME + 7.00%, 2.00% Floor, 1.50% PIK)	1.0%	9,361,692	08/15/23	9,241,753	8,968,501
	Harvest Hill Beverage Company	05/01/17	Term Loan A1—8.55% (LIBOR + 6.50%, 1.00% Floor)	7.4%	64,361,688	01/19/21	64,110,021	64,361,688

				12.1%	106,766,566		105,971,619	104,985,561

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Health Care Providers & Services
	Help at Home, LLC(1),(3)	08/03/15	Term Loan B—8.86% (LIBOR + 6.75%, 1.25% Floor)	5.2%	$45,102,991	08/03/20	$44,958,985	$45,328,505

				5.2%	45,102,991		44,958,985	45,328,505

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	Delayed Draw Term Loan—7.65% (LIBOR + 5.50%, 1.00% Floor)	1.2%	10,352,449	05/14/23	10,352,449	10,352,449
	FQSR, LLC	05/14/18	Term Loan—7.68% (LIBOR + 5.50%, 1.00% Floor)	2.8%	24,262,234	05/14/23	23,684,257	24,262,234

				4.0%	34,614,683		34,036,706	34,614,683

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan—9.18% (LIBOR + 7.00%, 1.00% Floor)	2.1%	18,546,807	08/26/21	18,481,011	18,639,541
	OTG Management, LLC	06/30/16	Term Loan—9.29% (LIBOR + 7.00%, 1.00% Floor)	6.7%	58,502,243	08/26/21	58,056,908	58,794,754

				8.8%	77,049,050		76,537,919	77,434,295

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan—12.10% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	2.4%	21,214,990	12/21/22	20,495,275	20,599,755

				15.2%	132,878,723		131,069,900	132,648,733

Household Durables
	Cedar Electronics Holdings, Corp.	01/03/19	Incremental Term Loan—15.00% inc PIK (15.00% , Fixed Coupon, all PIK)	0.3%	2,639,300	06/26/20	2,639,300	2,507,335
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan—10.14% (LIBOR + 8.00%, 1.50% Floor)	2.1%	19,778,482	06/26/20	19,711,194	18,789,558

				2.4%	22,417,782		22,350,494	21,296,893

Industrial Conglomerates
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan—10.60% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 1.50% PIK)	11.5%	104,648,106	12/31/21	104,232,948	99,938,941

				11.5%	104,648,106		104,232,948	99,938,941

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan—9.62% inc PIK (LIBOR + 5.00%, 1.00% Floor, 2.50% PIK)	4.8%	43,999,293	05/06/21	43,653,276	41,887,327
	ENA Holding Corporation	05/06/16	Revolver—9.66% (LIBOR + 5.00%, 1.00% Floor, 2.50% PIK)	0.9%	8,064,690	05/06/21	8,064,690	7,677,585

				5.7%	52,063,983		51,717,966	49,564,912

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan—11.04% (LIBOR + 9.00%, 1.00% Floor)	1.4%	12,569,375	08/28/22	12,349,109	12,431,112

				1.4%	12,569,375		12,349,109	12,431,112

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan—11.36% inc. PIK (LIBOR + 8.25%, 1.00% Floor, 1.00% PIK)	10.5%	$93,088,869	06/30/20	$91,051,790	$91,878,713

				10.5%	93,088,869		91,051,790	91,878,713

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan—10.70% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.6%	51,001,613	07/01/21	50,765,513	40,138,270

				4.6%	51,001,613		50,765,513	40,138,270

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan —11.12% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.3%	20,686,991	04/01/21	20,638,063	19,921,573

				2.3%	20,686,991		20,638,063	19,921,573

Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.	08/06/19	Additional Term Loan B—10.31% (LIBOR + 8.50%, 1.00% Floor)	0.0%	761,984	04/30/20	761,984	380,992
	Frontier Spinning Mills, Inc.	04/18/19	Incremental Term Loan B—10.31% (LIBOR + 8.25%, 1.00% Floor)	0.0%	2,352,923	04/30/20	2,349,769	129,411
	Frontier Spinning Mills, Inc.	02/21/19	Last Out Revolver—7.75% (PRIME + 2.25%, 0.00% Floor)	0.1%	750,000	04/30/20	750,000	750,000
	Frontier Spinning Mills, Inc.	04/18/19	Last Out Revolver Term Loan—7.25% (PRIME + 2.25%, 0.00% Floor)	0.3%	2,268,366	04/30/20	2,268,366	2,268,366
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B—10.31% (LIBOR + 8.25%, 1.00% Floor)	0.1%	14,051,976	04/30/20	14,037,036	772,858

				0.5%	20,185,249		20,167,155	4,301,627

	Total Debt Investments			88.2%			854,881,535	768,518,283

	Equity				Shares
Auto Components
	KPI Holding LLC(4)		Warrant, expires 06/30/2020	0.2%	4,466		1,692,000	1,692,000

				0.2%	4,466		1,692,000	1,692,000

Distributors
	Animal Supply Holdings, LLC(4)		Class A	0.0%	9,807		708,537	42,730

				0.0%	9,807		708,537	42,730

Diversified Financial Services
	Carrier & Technology Holdings, LLC(4),(5)		Common Stock	0.0%	2,143		—	—
	Verus Financial, LLC(6)		Common Stock	0.8%	8,750		7,640,647	6,683,942

				0.8%	10,893		7,640,647	6,683,942

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(4)		Warrant, expires 12/21/27	0.1%	1,470,632		$1,379,747	$1,019,548

				0.1%	1,470,632		1,379,747	1,019,548

Household Durables
	Cedar Ultimate Parent LLC(4)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.0%	9,297,990		9,187,900	—
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.0%	2,900,000		—	—

				0.0%	12,497,990		9,187,900	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(4)		Common Stock	0.3%	391,945		1,708,311	2,234,087
	Quantum Corporation(4)		Warrant, expires 10/31/23	0.4%	900,045		1,192,100	3,724,203
	Quantum Corporation(4)		Warrant, expires 11/30/23	0.2%	450,022		596,050	1,862,103
	Quantum Corporation(4)		Warrant, expires 9/30/23	0.4%	900,045		1,217,214	3,724,203
	Quantum Corporation(4)		Warrant, expires 9/7/23	0.4%	900,045		1,143,057	3,724,204

				1.7%	3,542,102		5,856,732	15,268,800

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc.(4)		Warrant, expires 5/15/23	0.0%	88,024		6,506	—

				0.0%	88,024		6,506	—

	Total Equity Investments			2.8%			26,472,069	24,707,020

	Total Non-Controlled/Non-Affiliated Investments*			91.0%			$881,353,604	$793,225,303

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2),(7)		Preferred membership interests	28.4%	235,200		$235,200,003	$247,499,230
	TCW Direct Lending Strategic Ventures LLC(2),(7)		Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			28.4%			$235,200,003	$247,499,230

							Cost
	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.86%			18.7%	162,696,896		162,696,896	162,696,896

	Total Investments 138.1%						$1,279,250,503	$1,203,421,429

	Net unrealized depreciation on unfunded commitments (0.0%)							$(31,913)
	Liabilities in Excess of Other Assets (38.1%)							$(331,933,701)

	Net Assets 100.0%							$871,455,815

*

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of September 30, 2019. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

(2)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2019, $256,471,578 or 20.7% of the Company’s total assets were represented by “non-qualifying assets.”

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

LIBOR—London Interbank Offered Rate, generally 1-Month or 3-Month

Prime—Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $46,781,395 and $104,946,752, respectively, for the nine months ended September 30, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	99.3%
Canada	0.7%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan—9.03% (LIBOR + 6.50%, 1.00% Floor)	5.4%	$49,954,501	04/20/22	$49,212,783	$49,454,956

				5.4%	49,954,501		49,212,783	49,454,956

Chemicals
	Ascensus Specialties LLC (fka Vertellus Performance Chemicals LLC)(1)	09/22/17	First Lien Term Loan—9.28% (LIBOR + 6.75%, 1.25% Floor)	4.6%	41,496,364	09/22/22	40,762,340	41,620,853

				4.6%	41,496,364		40,762,340	41,620,853

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan—9.53% (LIBOR + 7.00%, 1.00% Floor)	0.6%	5,467,476	04/07/22	5,467,476	5,150,362
	School Specialty, Inc.	04/07/17	Term Loan A—9.51% (LIBOR + 7.00%, 1.00% Floor)	4.0%	39,259,771	04/07/22	38,654,010	36,982,704

				4.6%	44,727,247		44,121,486	42,133,066

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan—9.10% (LIBOR + 6.75%, 1.25% Floor)	1.0%	13,196,154	07/18/23	12,996,406	9,382,465

				1.0%	13,196,154		12,996,406	9,382,465

Distributors
	ASC Acquisition Holdings, LLC	12/16/16	First Lien Term Loan—10.03% (LIBOR + 7.50%, 1.00% Floor)	2.4%	24,096,797	12/15/21	23,811,851	21,614,827
	ASC Acquisition Holdings, LLC	12/17/18	Term Loan—10.29% (LIBOR + 7.50%, 1.00% Floor)	0.3%	3,154,908	12/15/21	3,091,810	3,154,908

				2.7%	27,251,705		26,903,661	24,769,735

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan—11.75% (11.75%, Fixed Coupon, all PIK)	0.6%	37,896,029	07/02/23	37,724,796	5,229,652
	Carrier & Technology Solutions, LLC(1)	07/02/18	Revolver—9.71% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.8%	7,198,078	07/02/23	7,198,078	7,198,078
	Carrier & Technology Solutions, LLC	07/02/18	Term Loan—9.60% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.2%	11,147,081	07/02/23	11,096,219	11,147,081

				2.0%	18,345,159		18,294,297	18,345,159

	Verus Analytics, LLC (fka Verus Financial, LLC)	04/11/16	First Lien Term Loan—10.00% (PRIME + 4.50%, 3.50% Floor)	1.8%	16,296,875	04/12/21	16,148,606	16,296,875

				4.4%	72,538,063		72,167,699	39,871,686

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	05/08/18	Term Loan A1—7.52% (LIBOR + 5.00%, 1.00% Floor)	0.1%	$1,386,161	03/13/22	$1,386,505	$1,386,161
	Alaska Communications Systems Holdings, Inc.	03/28/17	Term Loan A2—9.52% (LIBOR + 7.00%, 1.00% Floor)	1.8%	16,060,982	03/13/23	15,893,682	16,060,982

				1.9%	17,447,143		17,280,187	17,447,143

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1—10.65% (LIBOR + 8.00%, 1.00% Floor)	3.4%	32,913,669	08/15/23	32,404,728	31,432,554
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2—10.65% (LIBOR + 8.00%, 1.00% Floor)	1.0%	9,324,998	08/15/23	9,180,807	8,905,373
	Harvest Hill Beverage Company	01/20/16	Term Loan A1—9.03% (LIBOR + 6.50%, 1.00% Floor)	8.1%	74,703,910	01/19/21	74,244,287	73,732,760

				12.5%	116,942,577		115,829,822	114,070,687

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B—9.10% (LIBOR + 6.75%, 1.25% Floor)	4.1%	37,602,990	08/03/20	37,413,881	37,791,005

				4.1%	37,602,990		37,413,881	37,791,005

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	Delayed Draw Term Loan—8.39% (LIBOR + 5.50%, 1.00% Floor)	0.6%	5,359,807	05/14/23	5,359,807	5,290,130
	FQSR, LLC	05/14/18	Term Loan—8.12% (LIBOR + 5.50%, 1.00% Floor)	2.6%	24,446,504	05/14/23	23,743,784	24,128,699

				3.2%	29,806,311		29,103,591	29,418,829

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan—9.58% (LIBOR + 7.00%, 1.00% Floor)	2.0%	18,546,807	08/26/21	18,455,167	18,416,979
	OTG Management, LLC	06/30/16	Term Loan—9.47% (LIBOR + 7.00%, 1.00% Floor)	6.4%	58,502,243	08/26/21	57,881,978	58,092,727

				8.4%	77,049,050		76,337,145	76,509,706

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan—12.80% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.4%	33,305,611	12/21/22	31,876,363	31,207,358

				15.0%	140,160,972		137,317,099	137,135,893

Household Durables
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan—10.34% (LIBOR + 8.00%, 1.50% Floor)	1.9%	19,200,000	06/26/20	19,018,034	17,683,200

				1.9%	19,200,000		19,018,034	17,683,200

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan—13.30% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	11.3%	$105,769,165	12/31/21	$105,201,819	$103,442,243

				11.3%	105,769,165		105,201,819	103,442,243

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan—9.53% (LIBOR + 7.00%, 1.00% Floor)	4.7%	44,302,885	05/06/21	43,790,131	43,062,404
	ENA Holding Corporation(1)	05/06/16	Revolver—9.79% (LIBOR + 7.00%, 1.00% Floor)	0.7%	6,405,720	05/06/21	6,405,720	6,226,360

				5.4%	50,708,605		50,195,851	49,288,764

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan—9.52% (LIBOR + 7.00%, 1.00% Floor)	1.5%	13,401,172	08/28/22	13,105,965	13,535,184

				1.5%	13,401,172		13,105,965	13,535,184

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan—11.06% (LIBOR + 8.25%, 1.00% Floor)	9.1%	84,118,105	06/30/20	83,754,730	83,108,688

				9.1%	84,118,105		83,754,730	83,108,688

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan—10.40% (LIBOR + 8.00%, 1.00% Floor)	5.0%	51,289,164	07/01/21	50,949,495	45,955,091

				5.0%	51,289,164		50,949,495	45,955,091

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan—11.35% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.3%	21,769,443	04/01/21	21,691,954	20,680,971

				2.3%	21,769,443		21,691,954	20,680,971

Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B—10.78% (LIBOR + 8.25%, 1.00% Floor)	0.8%	12,960,042	04/30/20	12,925,853	7,192,823

				0.8%	12,960,042		12,925,853	7,192,823

	Total Debt Investments Equity			93.5%			910,849,065	854,564,453

					Shares
Diversified Financial Services
	Carrier & Technology Holdings, LLC(7)		Common Stock	0.0%	2,143		—	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Verus Financial, LLC(4)		Common Stock	0.9%	8,750		$7,640,647	$8,738,810

				0.9%	10,893		7,640,647	8,738,810

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.) (7)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	536,201

				0.1%	1,470,632		1,379,747	536,201

Household Durables
	Cedar Ultimate Parent LLC(7)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	9,297,990		9,187,900	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	2,900,000		—	—

				0.0%	12,497,990		9,187,900	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(7)		Common Stock	0.1%	391,945		1,708,311	783,890
	Quantum Corporation(7)		Warrant, expires 10/31/23	0.1%	900,045		1,192,100	373,415
	Quantum Corporation(5) (7)		Warrant, expires 11/30/23	0.0%	900,045		1,192,101	187,157
	Quantum Corporation(7)		Warrant, expires 9/30/23	0.0%	900,045		1,217,214	373,414
	Quantum Corporation(7)		Warrant, expires 9/7/23	0.0%	900,045		1,143,057	373,414

				0.2%	3,992,125		6,452,783	2,091,290

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc. (7)		Warrant, expires 5/15/23	0.0%	5,674		—	25,929

				0.0%	5,674		—	25,929

	Total Equity Investments			1.2%			24,661,077	11,392,230

	Total Non-Controlled/Non-Affiliated Investments*			94.7%			$935,510,142	$865,956,683

							Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Preferred membership interests	28.5%	261,153		$235,200,003	$260,252,121
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			28.5%			$235,200,003	$260,252,121

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%			8.1%	73,674,801		73,674,801	73,674,801

Total Investments 131.3%							$1,244,384,946	$1,199,883,605

Net unrealized depreciation on unfunded commitments (0.0%)								$(169,454)

Liabilities in Excess of Other Assets (31.3%)								$(286,170,835)

Net Assets 100.0%								$913,543,316

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2018

*

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s common stock as of December 31, 2018. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30, 2019 (unaudited)	As of December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $881,354 and $935,510, respectively)	$793,225	$865,957
Controlled affiliated investments (cost of $235,200)	247,499	260,252
Cash and cash equivalents	191,123	145,912
Interest receivable	5,026	6,219
Deferred financing costs	1,353	3,260
Receivable from Adviser	264	263
Receivable for investments sold	80	—
Prepaid and other assets	—	85

Total Assets	$1,238,570	$1,281,948

Liabilities
Credit facility payable	$364,000	$365,000
Management fees payable	2,152	2,504
Directors’ fees payable	203	—
Interest and credit facility expense payable	166	151
Unrealized depreciation on unfunded commitments	32	169
Other accrued expenses and other liabilities	561	581

Total Liabilities	$367,114	$368,405

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(696,130)	(614,130)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(9,480)	(9,480)

Common Unitholders’ capital	897,882	979,882
Accumulated loss	(26,426)	(66,339)

Total Members’ Capital	$871,456	$913,543

Total Liabilities and Members’ Capital	$1,238,570	$1,281,948

Net Asset Value Per Unit (accrual base) (Note 9)	$63.60	$65.69

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income from non-controlled/non-affiliated investments	$22,659	$28,523	$69,526	$87,878
Interest income from non-controlled/non-affiliated investments paid-in-kind	4,432	5,537	10,992	13,931
Dividend income from non-controlled/non-affiliated investments	(2)	181	53	181
Dividend income from controlled affiliated investments	—	(88)	39,360	31,968
Other fee income from non-controlled/non-affiliated investments	51	—	640	—

Total investment income	27,140	34,153	120,571	133,958

Expenses:
Interest and credit facility expenses	4,264	5,507	13,902	19,688
Management fees	2,152	2,520	6,512	7,915
Administrative fees	262	287	788	908
Professional fees	156	274	592	826
Directors’ fees	78	70	243	229
Other expenses	(7)	30	88	179

Total expenses	6,905	8,688	22,125	29,745

Expenses recaptured by the Adviser	—	8	—	—

Net expenses	6,905	8,696	22,125	29,745

Net investment income	$20,235	$25,457	$98,446	$104,213

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-controlled/non-affiliated investments	$86	$293	$(341)	$(252)
Net realized gain distributions from controlled affiliated investments	—	88	—	931
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	12,140	(11,636)	(18,439)	(34,831)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	11,566	18,634	(12,753)	3,263

Net realized and unrealized gain (loss) on investments	$23,792	$7,379	$(31,533)	$(30,889)

Net increase in Members’ Capital from operations	$44,027	$32,836	$66,913	$73,324

Basic and diluted:
Income per unit	$2.19	$1.63	$3.32	$3.64

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2017	$1,300,269	$(24,849)	$1,275,420
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	32,751	32,751
Net change in unrealized appreciation/depreciation on investments	—	(4,414)	(4,414)
Distributions to Members from:
Distributable earnings(1)	—	(20,000)	(20,000)
Return of unused capital	(100,000)	—	(100,000)

Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2018	(100,000)	8,337	(91,663)

Members’ Capital at March 31, 2018	$1,200,269	$(16,512)	$1,183,757

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	46,005	46,005
Net realized gain on investments	—	298	298
Net change in unrealized appreciation/depreciation on investments	—	(34,152)	(34,152)
Distributions to Members from:
Distributable earnings(2)	—	(98,250)	(98,250)

Total Decrease in Members’ Capital for the three months ended June 30, 2018	—	(86,099)	(86,099)

Members’ Capital at June 30, 2018	$1,200,269	$(102,611)	$1,097,658

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	25,457	25,457
Net realized gain on investments	—	381	381
Net change in unrealized appreciation/depreciation on investments	—	6,998	6,998
Distributions to Members from:
Return of capital	(184,445)	—	(184,445)

Total (Decrease) Increase in Members’ Capital for the three months ended September 30, 2018	(184,445)	32,836	(151,609)

Members’ Capital at September 30, 2018	$1,015,824	$(69,775)	$946,049

(1)	The Company distributed $20,000 from net investment income during the three months ended March 31, 2018.
(2)	The Company distributed 98,250 from net investment income during the three months June 30, 2018.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2018	$979,882	$(66,339)	$913,543
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	41,243	41,243
Net realized loss on investments	—	(580)	(580)
Net change in unrealized appreciation/depreciation on investments	—	(19,221)	(19,221)
Distributions to Members from:
Distributable earnings	—	(15,000)	(15,000)
Return of capital	(82,000)	—	(82,000)

Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2019	(82,000)	6,442	(75,558)

Members’ Capital at March 31, 2019	$897,882	$(59,897)	$837,985

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	36,968	36,968
Net realized gain on investments	—	153	153
Net change in unrealized appreciation/depreciation on investments	—	(35,677)	(35,677)
Distributions to Members from:
Distributable earnings	—	(12,000)	(12,000)

Total Decrease in Members’ Capital for the three months ended June 30, 2019	—	(10,556)	(10,556)

Members’ Capital at June 30, 2019	$897,882	$(70,453)	$827,429

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	20,235	20,235
Net realized gain on investments	—	86	86
Net change in unrealized appreciation/depreciation on investments	—	23,706	23,706

Total Increase in Members’ Capital for the three months ended September 30, 2019	—	44,027	44,027

Members’ Capital at September 30, 2019	$897,882	$(26,426)	$871,456

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$66,913	$73,324
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(35,789)	(83,796)
Interest income paid-in-kind	(10,992)	(13,931)
Proceeds from sales and paydowns of investments	104,947	194,037
Net realized loss on investments	341	252
Net change in unrealized appreciation/depreciation on investments	31,192	31,568
Amortization of premium and accretion of discount, net	(4,351)	(6,171)
Amortization of deferred financing costs	1,907	4,808
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	1,193	3,784
(Increase) decrease in receivable for investments sold	(80)	—
(Increase) decrease in receivable from Adviser	(1)	530
(Increase) decrease in prepaid and other assets	85	8
Increase (decrease) in interest and credit facility expense payable	15	(164)
Increase (decrease) in management fees payable	(352)	—
Increase (decrease) in directors’ fees payable	203	176
Increase (decrease) in other accrued expenses and liabilities	(20)	93

Net cash provided by operating activities	$155,211	$204,518

Cash Flows from Financing Activities
Unused contributions returned to Members	$—	(100,000)
Return of capital	(82,000)	—
Distributions to Members	(27,000)	(302,695)
Proceeds from credit facility	115,000	227,000
Repayments of credit facility	(116,000)	(170,000)

Net cash used in financing activities	$(110,000)	$(345,695)

Net increase (decrease) in cash and cash equivalents	$45,211	$(141,177)
Cash and cash equivalents, beginning of period	$145,912	$209,784

Cash and cash equivalents, end of period	$191,123	$68,607

Supplemental and non-cash financing activities
Interest expense paid	$11,583	$11,422

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except for unit data)

September 30, 2019

1. Organization and Basis of Presentation

Organization: TCW Direct Lending LLC (“Company”) was formed as a Delaware corporation on March 20, 2014 and converted to a Delaware limited liability company on April 1, 2014. The Company conducted a private offering of its limited liability company units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. The Company has engaged TCW Asset Management Company LLC (“TAMCO”), an affiliate of The TCW Group, Inc. (“TCW”) to be its adviser (the “Adviser”). On May 13, 2014 (“Inception Date”), the Company sold and issued 10 Common Units at an aggregate purchase price of $1 to TAMCO.

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

September 30, 2019

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2019, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2019 was $100,875.

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

September 30, 2019

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2019, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy

Income Taxes: So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Members as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s Members and will not be reflected in the consolidated financial statements of the Company.

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

September 30, 2019

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

Fair Value Hierarchy: Assets and liabilities are classified into three levels by the Company based on valuation inputs used to determine fair value:

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

September 30, 2019

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

Equity, (Level 3), include common stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2019:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$768,518	$—	$768,518
Equity	2,234	—	22,473	—	24,707
Investment Funds & Vehicles(1)	—	—	—	247,499	247,499
Cash equivalents	162,697	—	—	—	162,697

Total Assets	$164,931	$—	$790,991	$247,499	$1,203,421

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

September 30, 2019

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2019:

	Debt	Equity	Total
Balance, July 1, 2019	$798,719	$12,598	$811,317
Purchases*	20,844	1,693	22,537
Sales and paydowns of investments	(55,819)	—	(55,819)
Amortization of premium and accretion of discount, net	1,945	—	1,945
Net realized gains	86	—	86
Net change in unrealized appreciation/depreciation	2,743	8,182	10,925

Balance, September 30, 2019	$768,518	$22,473	$790,991

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2019	$4,817	$8,183	$13,000

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2019	$854,564	$10,608	$865,172
Purchases*	45,077	2,407	47,484
Sales and paydowns of investments	(105,650)	—	(105,650)
Amortization of premium and accretion of discount, net	4,351	—	4,351
Net realized gains (losses)	255	(596)	(341)
Net change in unrealized appreciation/depreciation	(30,079)	10,054	(20,025)

Balance, September 30, 2019	$768,518	$22,473	$790,991

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2019	$(22,273)	$10,086	$(12,187)

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2019

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2018:

	Debt	Equity	Total
Balance, July 1, 2018	$1,023,719	$16,128	$1,039,847
Purchases*	21,459	853	22,312
Sales and paydowns of investments	(33,204)	—	(33,204)
Amortization of premium and accretion of discount, net	1,649	—	1,649
Net realized gains	293	—	293
Net change in unrealized appreciation/depreciation	(8,964)	(1,257)	(10,221)

Balance, September 30, 2018	$1,004,952	$15,724	$1,020,676

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2018	$(22,308)	$(1,240)	$(23,548)

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2018	$1,151,532	$10,851	$1,162,383
Purchases*	72,720	10,583	83,303
Sales and paydowns of investments	(197,364)	(685)	(198,049)
Amortization of premium and accretion of discount, net	6,170	—	6,170
Net realized losses	(252)	—	(252)
Net change in unrealized appreciation/depreciation	(27,854)	(5,025)	(32,879)

Balance, September 30, 2018	$1,004,952	$15,724	$1,020,676

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2018	$(45,774)	$(5,008)	$(50,782)

*	Includes payments received in-kind

During the three and nine months ended September 30, 2019 and 2018, the Company did not have any transfers between levels.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2019

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2019.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Valuation from an Increase in Input
Debt	$618,686	Income Method	Discount Rate	5.9% to 19.8%	11.2%	Decrease
Debt	$100,939	Market Method	EBITDA Multiple Revenue Multiple	5.5x to 8.3x 0.2x to 2.4x	N/A N/A	Increase Increase
Debt	$40,624	Income Method	Take-Out Indication Discount Rate	100.0% to 103.0% 15.4% to 15.4%	101.5% 15.4%	Increase Decrease
Debt	$8,269	Income Method Market Method	Discount Rate EBITDA Multiple	15.8% to 19.5% 3.8x to 4.8x	17.9% N/A	Decrease Increase
Equity	$13,077	Income Method	Implied Volatility Risk Free Rate Expected Term (in years)	35.0% to 69.3% 1.6% to 1.8% 1.0 to 2.0	69.2% 1.7% 1.0	Increase Increase Increase
Equity	$9,396	Market Method	EBITDA Multiple Revenue Multiple	4.5x to 12x 0.2x to 0.2x	N/A N/A	Increase Increase

The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2018.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average	Impact to Valuation from an Increase in Input
Debt	$796,731	Income Method	Discount Rate	6.8% to 19.9%	11.9%	Decrease
Debt	$41,258	Market Method	EBITDA Multiple Revenue Multiple	5.7x to 8.2x 2.8x to 3.0x	N/A N/A	Increase Increase
Debt	$16,575	Income Method Market Method	Discount Rate EBITDA Multiple	17.8% to 30.0% 4.5x to 9.0x	22.8% N/A	Decrease Increase
Equity	$1,333	Income Method	Implied Volatility Risk Free Rate Expected Term (in years)	25.0% to 69.0% 2.4% to 2.5% 0.1 to 2.0	68.1% 2.4% 0.1	Increase Increase Increase
Equity	$9,275	Market Method	EBITDA Multiple	4.5x to 12.5x	N/A	Increase

Unless noted, the Company is utilizing the midpoint of a valuation range provided by an external, independent valuation firm.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2019

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

For the three and nine months ended September 30, 2019, Management Fees incurred amounted to $2,152 and $6,512, respectively, of which $2,152 remained payable at September 30, 2019. For the three and nine months ended September 30, 2018, Management Fees incurred amounted to $2,520 and $7,915, respectively, of which $0 remained payable at September 30, 2018.

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

Since inception, the Company received $2,615 in such fees, of which $51 and $1,788, were paid during the three and nine months ended September 30, 2019, respectively. No such fees were received during the three and nine months ended September 30, 2018.

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

September 30, 2019

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

For the three and nine months ended September 30, 2019 and 2018, no Incentive Fees were incurred.

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

September 30, 2019

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

The Company’s investments in controlled affiliated investments as of and transactions during the nine months ended September 30, 2019 were as follows:

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of September 30, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$—	$(12,753)	$247,499	$39,360	$—

Total Controlled Affiliates	$260,252	$—	$—	$(12,753)	$247,499	$39,360	$—

The Company’s investments in controlled affiliated investments as of and transactions during the year ended December 31, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

For the nine months ended September 30, 2019 and year ended December 31, 2018, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company recognized nil and $931, respectively, of net realized gain distributions from TCW Strategic Ventures.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2019

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized losses by investment as of September 30, 2019 and December 31, 2018:

	Maturity/ Expiration	September 30, 2019		December 31, 2018
Unfunded Commitments		Amount	Unrealized Losses	Amount	Unrealized Losses
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	$—	$—	$4,218	$8
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	2,559	—	2,656	—
ENA Holding Corporation	May 2021	—	—	1,601	45
FQSR, LLC	May 2023	6,243	—	4,566	73
Help At Home, LLC	August 2020	14,865	—	14,865	—
Quicken Parent Corp.	April 2021	863	32	862	43
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$29,105	$32	$33,343	$169

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2019, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2019, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and nine months ended September 30, 2019 and 2018, the Company did not sell or issue any Common Units. The activity for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

The Company did not process any deemed distributions and re-contributions during the three and nine months ended September 30, 2019 and 2018.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2019

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2019, the Company was in compliance with such covenants.

As of September 30, 2019 and December 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $397,000 and $500,000, respectively.

As of September 30, 2019 and December 31, 2018, the amounts outstanding under the Credit Facility were $364,000 and $365,000, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of September 30, 2019 and December 31, 2018, $1,353 and $3,260, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Credit facility interest expense	$3,483	$4,761	$11,578	$11,508
Undrawn commitment fees	122	87	368	3,323
Administrative fees	17	16	49	49
Amortization of deferred financing costs	642	643	1,907	4,808

Total	$4,264	$5,507	$13,902	$19,688

Weighted average interest rate	4.56%	4.49%	4.76%	4.31%
Average outstanding balance	299,098	414,848	320,850	352,223

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2019

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

As of September 30, 2019 and December 31, 2018, the Company’s aggregate investment unrealized appreciation and depreciation on investments, for federal income tax purposes, was as follows:

	September 30, 2019	December 31, 2018
Cost of investments for federal income tax purposes	$1,279,282	$1,264,745
Unrealized appreciation	$24,941	$31,987
Unrealized depreciation	$100,802	$96,848
Net unrealized depreciation on investments	$75,861	$64,861

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except for unit data)

September 30, 2019

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2019 and 2018 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Nine Months Ended September 30,
	2019	2018
Net Asset Value Per Unit (accrual base), Beginning of Period	$65.69	$78.70
Income from Investment Operations:
Net investment income(1)	4.89	5.18
Net realized and unrealized loss	(1.57)	(1.54)

Total from investment operations	3.32	3.64
Less Distributions:
From net investment income	(1.34)	(5.87)
Return of capital	(4.07)	(9.16)

Total distributions(2)	(5.41)	(15.03)

Net Asset Value Per Unit (accrual base), End of Period	$63.60	$67.31

Common Unitholder Total Return(3)(4)	8.1%	6.7%

Common Unitholder IRR(5)	8.1%	7.4%

Ratios and Supplemental Data
Members’ Capital, end of period	$871,456	$946,049
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	3.47%	3.54%
Expenses reimbursed by Investment Adviser(6)	—%	—%
Ratio of net expenses to average net assets(6)	3.47%	3.52%
Ratio of financing cost to average net assets(4)	1.63%	1.75%
Ratio of net investment income to average net assets(6)	15.46%	12.39%
Ratio of net investment income (loss) to average net assets(6)	15.46%	12.39%
Credit facility payable	$364,000	$435,000
Asset coverage ratio	3.4	3.2
Portfolio turnover rate(4)	3.0%	6.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2019 and 2018.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the nine months ended September 30, 2019 and 2018 was calculated by taking the net investment income (loss) of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 8.1% through September 30, 2019. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2019

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

Fair Value Hierarchy: Assets and liabilities are classified by us into three levels based on valuation inputs used to determine fair value.

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

Equity, (Level 3), include common stock. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

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

Investment Activity

As of September 30, 2019, our non-controlled/non-affiliated portfolio consisted of 22 debt and eight equity investments. Based on fair values as of September 30, 2019, our non-controlled/non-affiliated portfolio was 96.9% invested in debt investments which were mostly senior secured, first lien term loans and 3.1% invested in equity investments comprised of common and preferred stocks as well as warrants.

As of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 22 debt investments and five equity investments. Of these investments, 98.7% were debt investments which were primarily senior secured, first lien term loans and 1.3% were equity comprised of common and preferred stocks as well as warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of September 30, 2019:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	17%
Food Products	13%
Industrial Conglomerates	13%
Metals & Mining	11%
Information Technology Services	6%
Auto Components	6%
Health Care Providers & Services	6%
Pharmaceuticals	5%
Commercial Services & Supplies	5%
Diversified Financial Services	5%
Household Durables	3%
Distributors	2%
Software	2%
Technologies Hardware, Storage and Peripherals	2%
Internet & Direct Marketing Retail	2%
Construction & Engineering	1%
Textiles, Apparel & Luxury Goods	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $27.1 million and $34.1 million for the three months ended September 30, 2019 and 2018, respectively. Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $80.5 million and $101.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Total investment income	$27,140	$34,153	$120,571	$133,958
Net expenses	6,905	8,696	22,125	29,745

Net investment income	$20,235	$25,457	$98,446	$104,213

Net realized gain (loss) on non-controlled/non-affiliated investments	$86	$293	(341)	(252)
Net realized gain distributions from affiliated investments	—	88	—	931
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	12,140	(11,636)	(18,439)	(34,831)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	11,566	18,634	(12,753)	3,263

Net increase in Members’ Capital from operations	$44,027	$32,836	$66,913	$73,324

Total investment income

Total investment income for the three months ended September 30, 2019 and 2018 was $27.1 million and $34.2 million, respectively, and included interest income paid-in-kind from non-controlled/non-affiliated investments of $4.4 million and $5.5 million, respectively. The decrease in total investment income during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, was due mainly to lower interest income from our non-controlled/non-affiliated investments, reflecting the continued wind down of our investment operations since the expiration of our investment period.

Total investment income for the nine months ended September 30, 2019 and 2018 was $120.6 million and $134.0 million, respectively, and included interest income paid-in-kind from non-controlled/non-affiliated investments of $11.0 million and $13.9 million, respectively, as well as dividend income from TCW Strategic Ventures of $39.4 million and $32.0 million, respectively. The decrease in total investment income during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was primarily due to the decrease in interest income from non-controlled/non-affiliated investments, which, as previously mentioned, is consistent with the wind down of our investment operations since the expiration of our investment period. This was partially offset by an increase in dividend income from TCW Strategic Ventures, stemming from loan payoffs during the first quarter of fiscal 2019.

During the three and nine months ended September 30, 2019, total investment income also included other fee income from non-controlled/non-affiliated investments of $0.1 million and $0.6 million, respectively.

Net investment income

Net investment income for the three months ended September 30, 2019 and 2018 was $20.2 million and $25.5 million, respectively. The decrease in net investment income during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to lower total investment income as previously described, partially offset by lower expenses, particularly as it relates to our interest and credit facility expenses.

Net investment income for the nine months ended September 30, 2019 and 2018 was $98.4 million and $104.2 million, respectively. Similar to the three months ended September 30, 2019 and 2018, the decrease in net investment income during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to lower total investment income, partially offset by lower expenses, particularly as it relates to our interest and credit facility expenses.

Operating expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Expenses:
Interest and credit facility expenses	$4,264	$5,507	$13,902	$19,688
Management fees	2,152	2,520	6,512	7,915
Administrative fees	262	287	788	908
Professional fees	156	274	592	826
Directors’ fees	78	70	243	229
Other expenses	(7)	30	88	179

Total expenses	6,905	8,688	22,125	29,745

Expenses recaptured by the Investment Adviser	—	8	—	—

Net expenses	$6,905	$8,696	$22,125	$29,745

Our total operating expenses were $6.9 million and $8.7 million for the three months ended September 30, 2019 and 2018, respectively, and included management fees attributed to the Adviser of $2.2 million and $2.5 million, respectively. The decrease in management fees during the current quarter compared to the three months ended September 30, 2018 reflects the effects of the expiration of our Commitment Period. Interest and credit facility expenses decreased during the quarter compared to the three months ended September 30, 2018 primarily due to lower interest expense, resulting from a lower average outstanding balance during the current quarter, versus the comparable quarter in the prior year.

Our total operating expenses were $22.1 million and $29.7 million for the nine months ended September 30, 2019 and 2018, respectively. Our operating expenses included management fees attributed to the Adviser of $6.5 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively. As previously described, the decrease in management fees during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is due to the expiration of our Commitment Period. Interest and credit facility expenses decreased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a decrease in the amortization of our deferred financing costs.

Net expenses include an expense recapture from the Adviser of $8 thousand for the three and nine months ended September 30, 2018, respectively. The expense recapture of $8 thousand during the nine months ended September 30, 2018, was netted against the expense reimbursement of $8 thousand from the second quarter of fiscal 2018.

Net realized gain (loss) on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended September 30, 2019 and 2018 was $0.1 million and $0.3 million, respectively. The net realized gain during the quarter is attributable to our disposition of our term loan to Ascensus Specialties LLC (formerly known as Vertellus Performance Chemicals LLC).

Our net realized gain on non-controlled/non-affiliated investments during the three months ended September 30, 2018 was due to our term loans to OTG Management, LLC. which recognized $0.2 million in gains from the reduction in the term loan balance and Ruby Tuesday, Inc.

Our net realized loss on non-controlled/non-affiliated investments for the nine months ended September 30, 2019 and 2018 was $0.3 million for both periods. The net realized loss on non-controlled/non-affiliated investments during the nine months ended September 30, 2019 was primarily due to $0.6 million of realized losses on our warrants for Quantum Corporation, which the portfolio company repurchased during the first quarter of calendar year 2019. These losses were partially offset by net realized gains from our term loans to Ruby Tuesday, Inc. and Ascensus Specialties LLC, which collectively realized gains of $0.3 million during the period.

Our net realized loss on non-controlled/non-affiliated investments during the nine months ended September 30, 2018 was primarily due to our term loans to H-D Advanced Manufacturing Company, which recognized realized losses of $2.4 million relating to PIK interest income that was forgiven in exchange for, among other things, a cash amendment fee and a credit term extension. These were partially offset by an aggregate $1.9 million of realized gains from the disposition of our term loans to Mavenir, Inc. and Mavenir Private Holdings II Ltd and reductions in the term loans to OTG Management, LLC and Ruby Tuesday, Inc. resulting in gains of $0.2 million and $0.1 million, respectively.

Net realized gain distributions from controlled affiliated investments

We did not recognize any realized gain distributions from controlled affiliated investments during the three and nine months ended September 30, 2019.

Our net realized gain distributions from controlled affiliated investments for the three and nine months ended September 30, 2018 were $0.1 million and $0.9 million, respectively. The net realized gain during 2018 reflects a distribution from TCW Strategic Ventures during the three months ended June 30, 2018 from its net short- and long-term gains.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended September 30, 2019 and 2018 was $12.1 million and ($11.6) million, respectively. Our net change in unrealized appreciation/depreciation during the three months ended September 30, 2019 was primarily due to our term loans to Noramco, LLC, our warrants for Quantum Corporation, and our term loan to Pace Industries, Inc., which recorded unrealized appreciation of $9.0 million, $9.7 million, and $1.3 million, respectively, during the period. These were partially offset by our term loans to Frontier Spinning Mills Inc.; H-D Advanced Manufacturing Company; Carrier & Technology Holdings, LLC; and Guardia LLC (fka Carrier & Technology Solutions, LLC; together with Carrier Technology Holdings, LLC, “Carrier,” and formerly known as Patriot National, Inc.), which collectively recorded $6.0 million in unrealized depreciation during the period, as well as our common stock of Verus Financial, LLC, which recorded unrealized depreciation of $1.7 million.

Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2018 was primarily due to our term loans to Quantum Corporation; Guardia LLC (fka Carrier & Technology Solutions, LLC); Cedar Electronics Holdings, Corp.; Ruby Tuesday, Inc.; and Normaco, LLC, which recorded unrealized depreciation of $5.0 million, $2.8 million, $2.5 million, $2.0 million and $1.8 million, all respectively. These were partially offset by a change in unrealized appreciation for our term loans to H-D Advanced Manufacturing of $4.4 million.

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the nine months ended September 30, 2019 and 2018 was ($18.4) million and ($34.8) million, respectively. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2019 was primarily due to our term loans to Carrier; Frontier Spinning Mills, Inc.; Noramco, LLC; and H-D Advanced Manufacturing Company, which collectively recognized $31.5 million in unrealized depreciation during the period. These were These were partially offset by unrealized gains from our Quantum Corporation warrants, which recognized an aggregate $12.3 million in unrealized appreciation during the period.

Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2018 was primarily due to our term loans to Guardia LLC (fka Carrier & Technology Solutions, LLC); Quantum Corporation; and Cedar Electronics Holdings, Corp. which recorded unrealized depreciation of $16.8 million, $13.1 million, and $8.7 million, respectively. These were partially offset by a change in unrealized appreciation for our term loans to H-D Advance Manufacturing of $3.2 million.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments was $11.6 million and $18.6 million for the three months ended September 30, 2019 and 2018, respectively, and ($12.8) million and $3.3 million for the nine months ended September 30, 2019 and 2018, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three and nine months ended September 30, 2019 was primarily attributable to a loan originated in 2016, as well as undistributed profits from TCW Strategic Ventures. The net change in unrealized appreciation/depreciation during the three and nine months ended September 30, 2018 was primarily attributable to certain loans and warrants originated in early 2018, as well as undistributed profits from TCW Strategic Ventures.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended September 30, 2019 and 2018 was $44.0 million and $32.8 million, respectively. The higher increase during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily attributable to net unrealized appreciation on non-controlled/non-affiliated investments. These were partially offset by lower net investment income and lower net change in unrealized appreciation on controlled affiliated investments.

Our net increase in members’ capital from operations during the nine months ended September 30, 2019 and 2018 was $66.9 million and $73.3 million, respectively. The lower increase during the nine months ended September 30, 2019 compared to the nine months ended September 30 2018 was primarily due to higher net unrealized depreciation our controlled affiliated investments as well as lower net investment income, partially offset by lower net unrealized depreciation on our non-controlled/non-affiliated investments.

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

The Company’s investments in controlled affiliated investments as of and transactions during the three months ended September 30, 2019 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of September 30, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$—	$(12,753)	$247,499	$39,360	$—

Total Controlled Affiliates	$260,252	$—	$—	$(12,753)	$247,499	$39,360	$—

The Company’s investments in controlled affiliated investments for the years ended December 31, 2018 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

For the nine months ended September 30, 2019 and year ended December 31, 2018, we did not recognize any realized gains (losses) from controlled affiliated investments. During the nine months ended September 30, 2019 and the year ended December 31, 2018, we recognized nil and $0.9 million, respectively, of net realized gain distributions from TCW Strategic Ventures.

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

As of September 30, 2019, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows (dollar amounts in thousands):

	September 30, 2019	December 31, 2018
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2019, we were in compliance with such covenants.

As of September 30, 2019 and December 31, 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement was $397 million and $500 million, respectively.

As of September 30, 2019 and December 31, 2018, the amounts outstanding under the Credit Facility were $364 million and $365 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. The Company incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We recorded these costs as deferred financing costs on our Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of September 30, 2019 and December 31, 2018, $1.4 million and $3.3 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended September 30, 2019 and 2018 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Credit facility interest expense	$3,483	$4,761	$11,578	$11,508
Undrawn commitment fees	122	87	368	3,323
Administrative fees	17	16	49	49
Amortization of deferred financing costs	642	643	1,907	4,808

Total	$4,264	$5,507	$13,902	$19,688

Weighted average interest rate	4.56%	4.49%	4.76%	4.31%
Average outstanding balance	299,098	414,848	320,850	352,223

A summary of our contractual payment obligations as of September 30, 2019 and December 31, 2018 was as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – September 30, 2019	$750,000	$364,000	$33,000
Total Debt Obligations – December 31, 2018	$750,000	$365,000	$135,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized losses by investment as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Maturity/ Expiration	September 30, 2019		December 31, 2018
Unfunded Commitments		Amount	Unrealized Losses	Amount	Unrealized Losses
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	$—	$—	$4,218	$8
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	2,559	—	2,656	—
ENA Holding Corporation	May 2021	—	—	1,601	45
FQSR, LLC	May 2023	6,243	—	4,566	73
Help At Home, LLC	August 2020	14,865	—	14,865	—
Quicken Parent Corp.	April 2021	863	32	862	43
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$29,105	$32	$33,343	$169

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2019 and December 31, 2018, the Company’s unfunded commitment to Strategic Ventures was $219,646.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 99.7% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. As of September 30, 2019, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our September 30, 2019 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$32,786	$11,072	$21,714
Up 200 basis points	21,458	7,381	14,077
Up 100 basis points	10,131	3,691	6,440
Down 100 basis points	(12,861)	(3,861)	(9,000)
Down 200 basis points	(4,573)	(7,501)	2,928
Down 300 basis points	(5,347)	(7,574)	2,227

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

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three and nine months ended September 30, 2019 and 2018

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 4, 2019	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 4, 2019	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer