Form 10-K
period 2019-12-31
TCW Direct Lending LLC
filed 2020-03-17
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

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

As of December 31, 2019, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 16, 2020 was 20,134,698.

Documents Incorporated by Reference

TCW Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2019, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly when we are using leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	uncertainty surrounding the financial stability of the United States, Europe and China;

•	the social, geopolitical, financial, trade and legal implications of Brexit;

•	pandemics or other serious public health events, such as the recent global outbreak of COVID-19 (more commonly known as the Coronavirus)

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to monitor and administer our investments;

•

the ability of The TCW Group, Inc. and its subsidiaries to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•

our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940 and the related tax implications particularly as the number of our investments decrease during the later stages of the fund’s life;

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

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team (the “Direct Lending Team”) of the Adviser, a group of investment professionals that will use the same investment strategy employed by the Direct Lending Team over the past 19 years.

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

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the “SEC”) under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $217 billion of assets as of December 31, 2019. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with us and its four predecessor funds, the “Direct Lending Funds”).

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

As previously noted, our investment period has ended. Accordingly, while we will not originate new loans, we may increase credit facilities to existing borrower or affiliates. We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with payment-in-kind (“PIK”) interest features although we may have investments with PIK interest features in limited circumstances. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

We consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, DIP loans, bridge loans and Chapter 11 exits. As a result, we’ve invested in companies that are experiencing, or are likely to experience, operational, capital structure, liquidity and/or other financial difficulties. These investments can be subject to greater credit and liquidity risks, and could be more prone to default.

The Adviser will consider an investment for our portfolio only if it believes that the portfolio company is likely to repay its obligations. For example, the Adviser may determine that a portfolio company is likely to meet debt service requirements from cash flow or other sources, including the sale of assets, despite such portfolio company’s highly leveraged position, or that a portfolio company that is experiencing financial distress, but appears able to pay its interest and principal, is an attractive investment opportunity. There can be no assurance that such analysis will uncover all factors that may impair the value of our investments.

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

We may invest in debt or equity instruments that are not secured by specific collateral, but are backed only by the enterprise value of the company. Unsecured investments typically involve a greater risk of loss than secured investments. We will generally not invest unless, at the time of the investment, the Adviser believes the estimated value of the borrower’s business or the underlying assets of the business equals or exceeds the aggregate investment amount of all senior lenders, although there can be no assurance that the assets will be sufficiently liquid in order to satisfy the portfolio company’s obligations.

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

Covenants

Debt investments generally have operational and performance-based covenants designed to monitor the performance of the borrower and to limit the activities of the borrower in an effort to protect the right of lenders to receive timely payments of interest and repayment of principal. Covenants may create positive or negative restrictions and, if violated, could result in a default on the debt obligations.

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

Investments

Based on fair values as of December 31, 2019, our non-controlled/non-affiliated portfolio was comprised of 19 debt investments and eight equity investments. Of these investments, 96.1% were debt investments which were primarily senior secured, first lien term loans and 3.9% were equity comprised of common and preferred stocks as well as warrants. Based on fair values as of December 31, 2018, our non-controlled/non-affiliated portfolio was comprised of 22 debt investments and five equity investments. Of these investments, 98.7% were debt investments which were primarily senior secured, first lien term loans and 1.3% were equity comprised of common and preferred stocks as well as warrants. On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $195.7 million and $260.3 million as of December 31, 2019 and 2018, respectively.

For a further discussion of our investment activities and investment attributes as of December 31, 2019 and 2018, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 12, 2019 the Company’s Board of Directors (the “Board”) reapproved the Investment Advisory and Management Agreement (the “Advisory Agreement”) originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

Administration Agreement

On August 12, 2019, the Company’s Board reapproved the Administration Agreement with the Adviser, originally entered into on September 15, 2014, under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

Reliance Upon Consultants

The Adviser may rely upon independent consultants in connection with its evaluation of investments. However, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

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

To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly, at times we would not have otherwise done so, to prevent the loss of such qualification as a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements as loans are repaid or we otherwise liquidate our portfolio during the fund’s wind-down period, since we will generally not be making additional investments (except for certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period).

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

Information System Failures

Our business is dependent on our and third parties’ communications and information systems, including those of the Adviser, the Administrator, their affiliates and third parties. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers or as a result of a cyber-attack, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities or those of the Adviser, the Administrator, their affiliates or third parties may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	events arising from local or larger scale political or social matters, including terrorist acts; and/or

•	cyber-attacks.

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

The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of the Coronavirus spreads to other parts of the world, similar impacts may occur with respect to affected countries.

Changes to or Discontinuation of LIBOR

Our debt investments may be based on floating rates, such as LIBOR or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our investments are currently linked to LIBOR and it is unclear how increased regulatory oversight the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

If LIBOR ceases to exist, we may need to renegotiate some of our credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our ability to receive attractive returns. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit agreements. If we are unable to do so, amounts drawn under our credit agreements may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Terrorist Action

There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in the global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

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

The table below sets forth our consolidated selected financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except unit data)
Statement of Operations Data
Income
Total investment income	$177,158	$173,928	$151,429	$111,425	$31,421

Expenses
Net expenses	29,350	38,250	47,354	46,222	44,360

Net investment income (loss)	147,808	135,678	104,075	65,203	(12,939)
Net realized (loss) gain on non-controlled/non-affiliated investments	(13,164)	(236)	(88)	519	2,350
Net realized gain distributions from controlled affiliated investments	4,833	931	1,432	—	—
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(9,266)	(46,363)	(1,979)	(17,114)	(6,453)
Net change in unrealized appreciation on controlled affiliated investments	(40,526)	4,908	876	13,193	6,075

Net increase (decrease) in Members’ Capital from operations	$89,685	$94,918	$104,316	$61,801	$(10,967)

Income (Loss) per unit	$4.45	$4.71	$5.17	$3.07	$(0.58)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands, except unit data)
Balance Sheet Data
Cash and cash equivalents	$254,474	$145,912	$209,784	$214,913	$180,436
Non-controlled/non-affiliated investments	782,878	865,957	1,163,294	1,083,226	586,626
Controlled affiliated investments	195,726	260,252	259,698	247,164	206,635
Total assets	1,241,296	1,281,948	1,655,257	1,558,101	1,008,801
Total debt	364,065	365,000	378,000	590,000	329,000
Total liabilities	367,068	368,405	379,837	594,997	357,498
Total Members’ Capital	874,228	913,543	1,275,420	963,104	651,303
Net asset value per unit (accrual base), End of year/period	$63.74	$65.69	$78.70	$93.55	$99.35

Other Data
Number of portfolio companies at year-end	20	22	26	23	11
Common Unitholder Total Return (1)	10.8%	9.1%	9.5%	8.3%	(3.3)%
Weighted-average yield of debt and income producing securities (2)	10.9%	11.0%	10.5%	10.3%	9.5%
Fair value of debt investments as a percentage of principal	89.8%	92.8%	96.5%	96.7%	97.9%

(1)

Common Unitholder Total Return for the periods ended December 31, 2019, 2018, 2017, 2016 and 2015 was calculated by taking the net investment income/(loss) of the Company for the period divided by the weighted average contributions from the members during the period. The return is net of management fees and expenses.

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

Level 3 Assets (Investments): The following valuation techniques and significant inputs are used to determine the fair value of investments in private debt for which reliable market quotations are not available. Some of the inputs are independently observable; however, a significant portion of the inputs and the internal assumptions applied are unobservable.

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

Equity, (Level 3), includes common and preferred stocks as well as warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

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

Investment Activity

Based on fair values as of December 31, 2019, our non-controlled/non-affiliated portfolio consisted of 19 debt investments and eight equity investments. Of these investments, 96.1% were debt investments which were primarily senior secured, first lien term loans and 3.9% were equity comprised of common and preferred stocks as well as warrants. Based on fair values as of December 31, 2018, our non-controlled/non-affiliated portfolio consisted of 22 debt investments and five equity investments. Of these investments, 98.7% were debt investments which were primarily senior secured, first lien term loans and 1.3% were equity comprised of common and preferred stocks as well as warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of December 31, 2019:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	17%
Food Products	14%
Industrial Conglomerates	13%
Metals & Mining	11%
Auto Components	6%
Information Technology Services	6%
Health Care Providers & Services	6%
Diversified Financial Services	5%
Pharmaceuticals	5%
Commercial Services & Supplies	4%
Household Durables	3%
Technologies Hardware, Storage and Peripherals	3%
Software	2%
Distributors	2%
Internet & Direct Marketing Retail	2%
Construction & Engineering	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $108.2 million, $141.9 million and $128.8 million, for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, we also earned $0.6 million of other fee income from non-controlled/non-affiliated investments for administration fees.

Results of Operations

Our operating results for the years ended December 31, 2019, 2018 and 2017 were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Total investment income	$177,158	$173,928	$151,429
Net expenses	29,350	38,250	47,354

Net investment income	147,808	135,678	104,075
Net realized loss on non-controlled/non-affiliated investments	(13,164)	(236)	(88)
Net realized gain distributions from controlled affiliated investments	4,833	931	1,432
Net change in unrealized appreciation/depreciation on non-controlled/ non-affiliated investments	(9,266)	(46,363)	(1,979)
Net change in unrealized appreciation/depreciation on controlled affiliated investment	(40,526)	4,908	876

Net increase in Members’ Capital from operations	$89,685	$94,918	$104,316

Total investment income

Total investment income for the years ended December 31, 2019, 2018 and 2017 was $177.2 million, $173.9 million and $151.4 million, respectively, and included interest income paid-in-kind from non-controlled/non-affiliated investments of $17.1 million, $21.5 million and $11.7 million, respectively. Also included in total investment income for the years ended December 31, 2019, 2018 and 2017 were dividend income of $68.1 million, $32.0 million and $22.6 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015. Lastly, our total investment income during the year ended December 31, 2019 included $0.6 million in other fee income representing administration fees.

Net investment income

Our net investment income for the years ended December 31, 2019, 2018 and 2017 was $147.8 million, $135.7 million and $104.1 million, respectively.

The increase in net investment income during the year ended December 31, 2019 versus the year ended December 31, 2018 is primarily due to interest and credit facility expenses which decreased by $7.1 million, driven by lower interest expense, undrawn commitment fees and amortization of deferred financing costs. Management fees during the year also decreased by $1.8 million compared to prior year, due to the lower cost basis of investments during the year, compared to prior year.

The increase in net investment income during the year ended December 31, 2018 versus the year ended December 31, 2017 is primarily attributable to higher interest and dividend income from both non-controlled/non-affiliated investments as well as controlled affiliated investments, coupled with lower management fees due to the expiration of the Commitment Period.

Operating expenses for the years ended December 31, 2019, 2018 and 2017 were as follows (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Expenses
Interest and credit facility expenses	$18,146	$25,300	$19,639
Management fees	8,605	10,418	25,101
Administrative fees	1,047	1,209	1,258
Professional fees	1,019	1,031	1,921
Directors’ fees	336	333	298
Other expenses	197	222	404

Total expenses	$29,350	$38,513	$48,621

Expenses reimbursed by the Investment Adviser	—	(263)	(1,267)

Net expenses	$29,350	$38,250	$47,354

Our total operating expenses were $29.4 million, $38.5 million and $48.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our operating expenses include management fees attributed to the Adviser of $8.6 million, $10.4 million, $25.1 million, for the years ended December 31, 2019, 2018 and 2017, respectively. Operating expenses decreased during the year-ended December 31, 2019 versus the prior year primarily due to lower interest and credit facility expenses. Interest and credit facility expenses during the year ended December 31, 2018 included $2.3 million of deferred financing costs which we accelerated in connection with the decrease in our Credit Facility’s available commitment in 2018. Operating expenses decreased during the year-ended December 31, 2018 versus the year ended December 31, 2017 primarily due to lower management fees as a result of the Commitment Period expiration.

Net expenses include no expense reimbursement for the year ended December 31, 2019 and were $0.3 million and $1.3 million, in the years ended December 31, 2018 and 2017, respectively. The expense reimbursement during the years ended December 31, 2018 and 2017 was due to the expense limitation on operating expenses as outlined in the Advisory Agreement.

Net loss on non-controlled/non-affiliated investments

Our net realized loss on non-controlled/non-affiliated investments for the years ended December 31, 2019, 2018 and 2017 was $13.2 million, $0.2 million and $0.1 million, respectively.

Our net realized loss on non-controlled/non-affiliated investments during the year-ended December 31, 2019 was primarily due to our term loan to Frontier Spinning Mills, Inc., which realized $16.7 million in losses during the year, partially offset by our warrants for Quantum Corporation, which realized $3.3 million in gains during the year.

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

Net realized gain distributions from controlled affiliated investments

Our net realized gain distributions from controlled affiliated investments for the years ended December 31, 2019, 2018 and 2017 were was $4.9 million, $0.9 million and $1.4 million, respectively. The net realized gains during the years ended December 31, 2019, 2018 and 2017 reflect distributions from TCW Strategic Ventures during the respective periods from its net short- and long-term gains.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the years ended December 31, 2019, 2018 and 2017 was ($9.3) million, ($46.3) million and ($2.0) million, respectively.

Our net change in unrealized appreciation/depreciation for the year ended December 31, 2019 was primarily due to our terms loans to Carrier & Technology Holdings, LLC; and Noramco, LLC, which collectively recorded $20.2 million in unrealized depreciation, partially offset by our Quantum Corporation common stock, which recorded $10.0 million in unrealized appreciation.

Our net change in unrealized appreciation/depreciation for the year ended December 31, 2018 was primarily due to our term loan to Carrier & Technology Holdings, LLC and our Cedar Ultimate Parent LLC preferred stock which collectively recorded net decreases in fair value of $41.7 million, partially offset by $1.9 million of prior period reversals of unrealized losses on our term loan to H-D Advanced Manufacturing Company, as well as other mark to market adjustments during the year.

Our net change in unrealized appreciation/depreciation for the year ended December 31, 2017 was primarily due to our term loan to H-D Manufacturing Company which recorded a net increase in fair value of $22.9 million, offset by decreases in fair value of $14.1 million attributable to our term loan to Patriot National, Inc., $5.4 million attributable to our term loan to Cedar Electronics Holdings, Corp., $2.2 million attributable to our term loan to Frontier Spinning Mills, Inc., and $2.7 million in prior period reversals of unrealized gains on various positions that we exited during the year ended December 31, 2017, as well as other mark to market adjustments during the year.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments was ($40.5) million, $4.9 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the years ended December 31, 2019, 2018 and 2017 primarily resulted from changes in the portfolio market value of, and undistributed profits from, TCW Strategic Ventures. More specifically, for the year ended December 31, 2019, the net change in unrealized appreciation/depreciation on controlled affiliated investments is largely due to loans originated in 2016 and 2018.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations was $89.7 million, $94.9 million and $104.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The relative decrease during the year ended December 31, 2019 is primarily due to the higher net realized and unrealized loss on investments.

The relative decrease during the year ended December 31, 2018 is primarily attributable to the increase in net unrealized depreciation on non-controlled/non-affiliated investments.

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

The Company’s investments in controlled affiliated investments for the years ended December 31, 2019 and 2018 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

Total Controlled Affiliates	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

During the years ended December 31, 2019 and 2018, we did not recognize any realized gains (losses) on controlled affiliated investments. During the years ended December 31, 2019 and 2018, we recognized $4.8 million and $0.9 million, respectively, of net realized gain distributions from TCW Strategic Ventures. The net realized gain during the years ended December 31, 2019 and 2018 reflect a distribution from TCW Strategic Ventures during the period from its net short- and long-term gains.

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

As of December 31, 2019, 2018 and 2017, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	December 31,
	2019	2018	2017
Commitments	$2,013,470	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125	$309,125
Percentage of commitments funded	79.7%	79.7%	84.6%
Units	20,134,698	20,134,698	20,134,698

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2019, we were in compliance with such covenants.

As of December 31, 2019 and 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement was $387.1 million and $500 million, respectively.

As of December 31, 2019 and December 31, 2018, the amounts outstanding under the Credit Facility were $364.1 million and $365 million, respectively. The carrying amount of the amount outstanding under the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2019 and 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. These costs have been recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Credit Facility. As of December 31, 2019 and December 31, 2018, $0.7 million and $3.3 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2019, 2018 and 2017 was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Credit facility interest expense	$15,036	$16,360	$13,635
Undrawn commitment fees	438	3,425	2,525
Administrative fees	65	65	68
Amortization of deferred financing costs	2,607	5,450	3,411

Total	$18,146	$25,300	$19,639

Weighted average interest rate	4.61%	4.43%	3.31%
Average outstanding balance	$321,518	$364,512	$411,569

On December 31, 2019, our ratio of aggregate fair value of all eligible portfolio assets (as defined in the Credit Agreement) to the principal amount outstanding (“Ratio of Eligible Portfolio Assets”) fell below 150% , which triggered a mandatory prepayment provision in the Credit Agreement requiring us to utilize all cash receipts attributable to the eligible portfolio assets as a prepayment to the outstanding principal obligation, within five days of collecting such cash receipts, until such a time when the Ratio of Eligible Portfolio Assets exceeds 150%. Our Ratio of Eligible Portfolio Assets exceeded 150% on January 10, 2020.

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2019 and 2018 was as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – December 31, 2019	$750,000	$364,065	$23,000
Total Debt Obligations – December 31, 2018	$750,000	$365,000	$135,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized depreciation as of December 31, 2019 and 2018 by investment (dollar amounts in thousands):

	Maturity/ Expiration	December 31, 2019		December 31, 2018
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	$—	$—	$4,218	$8
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	2,124	—	2,656	—
ENA Holding Corporation	May 2021	—	—	1,601	45
KBP Investments, LLC (fka FQSR, LLC)	September 2021	5,798	—	4,566	73
Help At Home, LLC	August 2020	10,541	—	14,865	—
Quicken Parent Corp.	April 2021	863	26	862	43
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$23,901	$26	$33,343	$169

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of December 31, 2019 and December 31, 2018, the Company’s unfunded commitment to TCW Strategic Ventures was $219.6 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2019, 99.6% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2019, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 5.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2019 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$26,519	$11,072	$15,447
Up 200 basis points	16,367	7,381	8,986
Up 100 basis points	6,215	3,691	2,524
Down 100 basis points	(2,537)	(3,847)	1,310
Down 200 basis points	(3,691)	(6,614)	2,923
Down 300 basis points	(2,751)	(6,614)	3,863

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2019, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the fiscal year ended to December 31, 2019.

*	Filed herewith

ITEM 16.	Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 16, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director
(Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Laird R. Landmann
Laird. R Landmann
Director

Date: March 16, 2020	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 16, 2020	By:	/s/ William Cobb
William Cobb
Director

Date: March 16, 2020	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: March 16, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in members’ capital and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 16, 2020

We have served as the Company’s auditor since 2014.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.80% (LIBOR + 7.00%, 1.00% Floor)	5.3%	47,217,268	04/20/22	46,728,546	46,414,574

				5.3%	47,217,268		46,728,546	46,414,574

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan - 16.75% inc. PIK (PRIME + 9.00%, 1.00% Floor, 3.00% PIK)	0.4%	3,996,117	11/22/20	3,996,117	3,768,338
	School Specialty, Inc.	04/07/17	Term Loan A - 16.75% inc. PIK (PRIME + 9.00%, 1.00% Floor, 3.00% PIK)	3.3%	30,004,431	11/22/20	29,703,130	28,294,179

				3.7%	34,000,548		33,699,247	32,062,517

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.45% (LIBOR + 6.75%, 1.25% Floor)	1.0%	10,537,755	07/18/23	10,413,341	8,851,715

				1.0%	10,537,755		10,413,341	8,851,715

Distributors
	ASC Acquisition Holdings, LLC	02/25/19	Term Loan - 11.80% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.50% PIK)	1.9%	23,187,573	02/22/22	22,679,993	16,973,303

				1.9%	23,187,573		22,679,993	16,973,303

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan - 11.75% (11.75%, Fixed Coupon, all PIK)	0.0%	42,679,251	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(1)	07/02/18	Revolver - 9.02% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.0%	8,494,311	07/02/23	8,494,311	8,494,311
	Guardia LLC (fka Carrier & Technology Solutions, LLC)	07/02/18	Term Loan - 8.96% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.9%	11,692,763	07/02/23	11,655,180	7,740,609

				1.9%	20,187,074		20,149,491	16,234,920

	Verus Analytics, LLC	04/11/16	First Lien Term Loan - 9.20% (LIBOR + 7.25%, 0.75% Floor)	1.8%	15,859,375	04/12/21	15,778,386	15,859,375

				3.7%	78,725,700		78,473,936	32,094,295

Food Products
	Bumble Bee Foods, LLC	11/01/19	DIP Term Loan - 12.29% (LIBOR + 10.50%, 1.00% Floor)	0.3%	2,632,205	05/26/20	2,510,487	2,632,205
	Bumble Bee Foods, LLC	11/01/19	Delayed Draw Term Loan - 12.29% (LIBOR + 10.50%, 1.00% Floor)	0.3%	2,632,205	05/26/20	2,632,205	2,632,205
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 13.75% inc. PIK (PRIME + 7.50%, 2.00% Floor, 1.50% PIK)	3.9%	33,416,751	08/15/23	33,020,954	33,851,168
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 - 13.75% inc. PIK (PRIME + 7.50%, 2.00% Floor, 1.50% PIK)	1.1%	9,467,529	08/15/23	9,355,394	9,590,608
	Harvest Hill Beverage Company	01/20/16	Term Loan A1 - 8.30% (LIBOR + 6.50%, 1.00% Floor)	7.0%	61,188,810	01/19/21	60,995,793	61,188,810

				12.6%	109,337,500		108,514,833	109,894,996

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Health Care Providers & Services
	Help at Home, LLC(1)	08/03/15	Revolver - 8.43% (LIBOR + 6.63%, 1.25% Floor)	0.5%	4,324,324	08/03/20	4,324,324	4,324,324
	Help at Home, LLC(3)	08/03/15	Term Loan B - 8.45% (LIBOR + 6.75%, 1.25% Floor)	5.1%	44,900,288	08/03/20	44,799,753	44,900,288

				5.6%	49,224,612		49,124,077	49,224,612

Hotels, Restaurants & Leisure
	KBP Investments, LLC (fka FQSR, LLC)(1)	05/14/18	Delayed Draw Term Loan - 7.42% (LIBOR + 5.50%, 1.00% Floor)	1.2%	10,797,116	05/14/23	10,797,116	10,797,116
	KBP Investments, LLC (fka FQSR, LLC)	05/14/18	Term Loan - 7.41% (LIBOR + 5.50%, 1.00% Floor)	2.8%	24,200,810	05/14/23	23,664,447	24,200,810

				4.0%	34,997,926		34,461,563	34,997,926

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 8.90% (LIBOR + 7.00%, 1.00% Floor)	2.1%	18,546,807	08/26/21	18,489,721	18,639,541
	OTG Management, LLC	06/30/16	Term Loan - 9.00% (LIBOR + 7.00%, 1.00% Floor)	6.7%	58,502,243	08/26/21	58,115,859	58,794,754

				8.8%	77,049,050		76,605,580	77,434,295

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 11.94% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	1.9%	17,034,239	12/21/22	16,510,648	16,540,246

				14.7%	129,081,215		127,577,791	128,972,467

Household Durables
	Cedar Electronics Holdings, Corp.	01/30/19	Incremental Term Loan - 15.00% inc. PIK (15.00% , Fixed Coupon, all PIK)	0.3%	2,738,388	06/26/20	2,738,388	2,738,388
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan - 9.70% (LIBOR + 8.00%, 1.50% Floor)	2.3%	19,817,479	06/26/20	19,773,204	19,817,479

				2.6%	22,555,867		22,511,592	22,555,867

Industrial Conglomerates
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan - 10.44% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 1.50% PIK)	11.5%	105,574,504	12/31/21	105,205,810	100,190,204

				11.5%	105,574,504		105,205,810	100,190,204

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 9.16% inc. PIK (LIBOR + 7.25%, 1.00% Floor, 2.50% PIK)	4.8%	43,605,802	05/06/21	43,317,091	41,730,752
	ENA Holding Corporation	05/06/16	Revolver - 9.17% (LIBOR + 7.25%, 1.00% Floor, 2.50% PIK)	0.9%	8,092,133	05/06/21	8,092,133	7,744,172

				5.7%	51,697,935		51,409,224	49,474,924

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 10.80% (LIBOR + 9.00%, 1.00% Floor)	1.4%	12,292,109	08/28/22	12,095,363	12,316,693

				1.4%	12,292,109		12,095,363	12,316,693

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 12.70% inc. PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	10.0%	93,224,671	06/30/20	91,874,763	87,910,865

				10.0%	93,224,671		91,874,763	87,910,865

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan - 10.48% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.1%	50,914,830	07/01/21	50,713,260	35,589,466

				4.1%	50,914,830		50,713,260	35,589,466

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan - 10.71% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.2%	20,324,881	04/01/21	20,284,943	19,715,135

				2.2%	20,324,881		20,284,943	19,715,135

	Total Debt Investments			86.0%			831,306,719	752,241,633

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC(4),(6)		Class A	0.0%	9,807		708,537	—

				0.0%	9,807		708,537	—

Diversified Financial Services
	Carrier & Technology Holdings, LLC(4),(5)		Common Stock	0.0%	2,143		—	—
	Verus Financial, LLC(7)		Common Stock	0.9%	8,750		7,640,647	8,049,137

				0.9%	10,893		7,640,647	8,049,137

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(4)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,007,408

				0.1%	1,470,632		1,379,747	1,007,408

Household Durables
	Cedar Ultimate Parent LLC(4)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.2%	9,297,990		9,187,900	1,640,937
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.0%	2,900,000		—	—

				0.2%	12,497,990		9,187,900	1,640,937

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(4)		Common Stock	2.3%	2,670,415		9,799,470	19,814,479

				2.3%	2,670,415		9,799,470	19,814,479

Commercial Services & Supplies
	School Specialty, Inc.(4)		Warrant, expires 12/27/22	0.0%	487,004		124,655	124,508

				0.0%	487,004		124,655	124,508

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2019

	Equity			Shares
Metals & Mining
	KPI Holding LLC(4)	Warrant, expires 06/30/2020	0.0%	4,466	$1,692,000	$—

			0.0%	4,466	1,692,000	—

	Total Equity Investments		3.5%		30,532,956	30,636,469

	Total Non-Controlled/Non-Affiliated Investments*		89.5%		$861,839,675	$782,878,102

				Shares	Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2),(8)	Preferred membership interests	22.4%	211,200	211,200,000	195,726,195
	TCW Direct Lending Strategic Ventures LLC(2),(8)	Common membership interests	0.0%	800	—	—

	Total Controlled/Affiliated Investments		22.4%		$211,200,000	$195,726,195

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.52%		8.0%	69,842,068	69,842,068	69,842,068

	Total Investments 119.9%				$1,142,881,743	$1,048,446,365

	Net unrealized depreciation on unfunded commitments (0.0%)					$(25,875)

	Liabilities in Excess of Other Assets (19.9%)					$(174,192,368)

	Net Assets 100.0%					$874,228,122

*

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of December 31, 2019. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5 - Commitments and Contingencies.

(2)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2019, $205,316,803 or 16.5% of the Company’s total assets were represented by “non-qualifying assets.”

(3)

In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

(4)	Non-income producing.
(5)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.
(6)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(7)	Holdings of Verus Financial, LLC common stock are held through TCW DL VF Holdings, Inc., a special purpose vehicle.
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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2019

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $71,865,047 and $162,495,879, respectively, for the year ended December 31, 2019. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	99.1%
Canada	0.9%

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 9.03% (LIBOR + 6.50%, 1.00% Floor)	5.4%	$49,954,501	04/20/22	$49,212,783	$49,454,956

				5.4%	49,954,501		49,212,783	49,454,956

Chemicals
	Ascensus Specialties LLC (fka Vertellus Performance Chemicals LLC)(1)	09/22/17	First Lien Term Loan - 9.28% (LIBOR + 6.75%, 1.25% Floor)	4.6%	41,496,364	09/22/22	40,762,340	41,620,853

				4.6%	41,496,364		40,762,340	41,620,853

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan - 9.53% (LIBOR + 7.00%, 1.00% Floor)	0.6%	5,467,476	04/07/22	5,467,476	5,150,362
	School Specialty, Inc.	04/07/17	Term Loan A - 9.51% (LIBOR + 7.00%, 1.00% Floor)	4.0%	39,259,771	04/07/22	38,654,010	36,982,704

				4.6%	44,727,247		44,121,486	42,133,066

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 9.10% (LIBOR + 6.75%, 1.25% Floor)	1.0%	13,196,154	07/18/23	12,996,406	9,382,465

				1.0%	13,196,154		12,996,406	9,382,465

Distributors
	ASC Acquisition Holdings, LLC	12/16/16	First Lien Term Loan - 10.03% (LIBOR + 7.50%, 1.00% Floor)	2.4%	24,096,797	12/15/21	23,811,851	21,614,827
	ASC Acquisition Holdings, LLC	12/17/18	Term Loan - 10.29% (LIBOR + 7.50%, 1.00% Floor)	0.3%	3,154,908	12/15/21	3,091,810	3,154,908

				2.7%	27,251,705		26,903,661	24,769,735

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan - 11.75% (11.75%, Fixed Coupon, all PIK)	0.6%	37,896,029	07/02/23	37,724,796	5,229,652
	Carrier & Technology Solutions, LLC(1)	07/02/18	Revolver - 9.71% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.8%	7,198,078	07/02/23	7,198,078	7,198,078
	Carrier & Technology Solutions, LLC	07/02/18	Term Loan - 9.60% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.2%	11,147,081	07/02/23	11,096,219	11,147,081

				2.0%	18,345,159		18,294,297	18,345,159

	Verus Analytics, LLC (fka Verus Financial, LLC)	04/11/16	First Lien Term Loan - 10.00% (PRIME + 4.50%, 3.50% Floor)	1.8%	16,296,875	04/12/21	16,148,606	16,296,875

				4.4%	72,538,063		72,167,699	39,871,686

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Diversified Telecommunication Services
	Alaska Communications Systems Holdings, Inc.	05/08/18	Term Loan A1 - 7.52% (LIBOR + 5.00%, 1.00% Floor)	0.1%	$1,386,161	03/13/22	$1,386,505	$1,386,161
	Alaska Communications Systems Holdings, Inc.	03/28/17	Term Loan A2 - 9.52% (LIBOR + 7.00%, 1.00% Floor)	1.8%	16,060,982	03/13/23	15,893,682	16,060,982

				1.9%	17,447,143		17,280,187	17,447,143

Food Products
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1—10.65% (LIBOR + 8.00%, 1.00% Floor)	3.4%	32,913,669	08/15/23	32,404,728	31,432,554
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 - 10.65% (LIBOR + 8.00%, 1.00% Floor)	1.0%	9,324,998	08/15/23	9,180,807	8,905,373
	Harvest Hill Beverage Company	01/20/16	Term Loan A1 - 9.03% (LIBOR + 6.50%, 1.00% Floor)	8.1%	74,703,910	01/19/21	74,244,287	73,732,760

				12.5%	116,942,577		115,829,822	114,070,687

Health Care Providers & Services
	Help at Home, LLC(1)(3)	08/03/15	Term Loan B - 9.10% (LIBOR + 6.75%, 1.25% Floor)	4.1%	37,602,990	08/03/20	37,413,881	37,791,005

				4.1%	37,602,990		37,413,881	37,791,005

Hotels, Restaurants & Leisure
	FQSR, LLC(1)	05/14/18	Delayed Draw Term Loan - 8.39% (LIBOR + 5.50%, 1.00% Floor)	0.6%	5,359,807	05/14/23	5,359,807	5,290,130
	FQSR, LLC	05/14/18	Term Loan - 8.12% (LIBOR + 5.50%, 1.00% Floor)	2.6%	24,446,504	05/14/23	23,743,784	24,128,699

				3.2%	29,806,311		29,103,591	29,418,829

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 9.58% (LIBOR + 7.00%, 1.00% Floor)	2.0%	18,546,807	08/26/21	18,455,167	18,416,979
	OTG Management, LLC	06/30/16	Term Loan - 9.47% (LIBOR + 7.00%, 1.00% Floor)	6.4%	58,502,243	08/26/21	57,881,978	58,092,727

				8.4%	77,049,050		76,337,145	76,509,706

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 12.80% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	3.4%	33,305,611	12/21/22	31,876,363	31,207,358

				15.0%	140,160,972		137,317,099	137,135,893

Household Durables
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan - 10.34% (LIBOR + 8.00%, 1.50% Floor)	1.9%	19,200,000	06/26/20	19,018,034	17,683,200

				1.9%	19,200,000		19,018,034	17,683,200

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan - 13.30% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 3.50% PIK)	11.3%	$105,769,165	12/31/21	$105,201,819	$103,442,243

				11.3%	105,769,165		105,201,819	103,442,243

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 9.53% (LIBOR + 7.00%, 1.00% Floor)	4.7%	44,302,885	05/06/21	43,790,131	43,062,404
	ENA Holding Corporation(1)	05/06/16	Revolver - 9.79% (LIBOR + 7.00%, 1.00% Floor)	0.7%	6,405,720	05/06/21	6,405,720	6,226,360

				5.4%	50,708,605		50,195,851	49,288,764

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 9.52% (LIBOR + 7.00%, 1.00% Floor)	1.5%	13,401,172	08/28/22	13,105,965	13,535,184

				1.5%	13,401,172		13,105,965	13,535,184

Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 11.06% (LIBOR + 8.25%, 1.00% Floor)	9.1%	84,118,105	06/30/20	83,754,730	83,108,688

				9.1%	84,118,105		83,754,730	83,108,688

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan - 10.40% (LIBOR + 8.00%, 1.00% Floor)	5.0%	51,289,164	07/01/21	50,949,495	45,955,091

				5.0%	51,289,164		50,949,495	45,955,091

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan - 11.35% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.3%	21,769,443	04/01/21	21,691,954	20,680,971

				2.3%	21,769,443		21,691,954	20,680,971

Textiles, Apparel & Luxury Goods
	Frontier Spinning Mills, Inc.(3)	05/19/15	Last Out Term Loan B - 10.78% (LIBOR + 8.25%, 1.00% Floor)	0.8%	12,960,042	04/30/20	12,925,853	7,192,823

				0.8%	12,960,042		12,925,853	7,192,823

	Total Debt Investments			93.5%			910,849,065	854,564,453

					Shares
	Equity
Diversified Financial Services
	Carrier & Technology Holdings, LLC(7)		Common Stock	0.0%	2,143		—	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2018

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Shares	Maturity Date	Amortized Cost	Fair Value
	Verus Financial, LLC(4)		Common Stock	0.9%	8,750		$7,640,647	$8,738,810

				0.9%	10,893		7,640,647	8,738,810

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.) (7)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	536,201

				0.1%	1,470,632		1,379,747	536,201

Household Durables
	Cedar Ultimate Parent LLC(7)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	9,297,990		9,187,900	—
	Cedar Ultimate Parent LLC(7)		Preferred Stock	0.0%	2,900,000		—	—

				0.0%	12,497,990		9,187,900	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(7)		Common Stock	0.1%	391,945		1,708,311	783,890
	Quantum Corporation(7)		Warrant, expires 10/31/23	0.1%	900,045		1,192,100	373,415
	Quantum Corporation(5) (7)		Warrant, expires 11/30/23	0.0%	900,045		1,192,101	187,157
	Quantum Corporation(7)		Warrant, expires 9/30/23	0.0%	900,045		1,217,214	373,414
	Quantum Corporation(7)		Warrant, expires 9/7/23	0.0%	900,045		1,143,057	373,414

				0.2%	3,992,125		6,452,783	2,091,290

Textiles, Apparel & Luxury Goods
	ASP Frontier Holdings, Inc. (7)		Warrant, expires 5/15/23	0.0%	5,674		—	25,929

				0.0%	5,674		—	25,929

	Total Equity Investments			1.2%			24,661,077	11,392,230

	Total Non-Controlled/Non-Affiliated Investments*			94.7%			$935,510,142	$865,956,683

					Shares		Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Preferred membership interests	28.5%	261,153		$235,200,003	$260,252,121
	TCW Direct Lending Strategic Ventures LLC(2)(6)		Common membership interests	0.0%	800		—	—

	Total Controlled/Affiliated Investments			28.5%			$235,200,003	$260,252,121

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 2.31%			8.1%	73,674,801		73,674,801	73,674,801

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (continued)

As of December 31, 2018

Total Investments 131.3%	$1,244,384,946	$1,199,883,605

Net unrealized depreciation on unfunded commitments (0.0%)		$(169,454)

Liabilities in Excess of Other Assets (31.3%)		$(286,170,835)

Net Assets 100.0%		$913,543,316

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

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31, 2019	As of December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $861,840 and $935,510, respectively)	$782,878	$865,957
Controlled affiliated investments (cost of $211,200 and $235,200, respectively)	195,726	260,252
Cash and cash equivalents	254,474	145,912
Interest receivable	7,427	6,219
Deferred financing costs	710	3,260
Receivable from Adviser	—	263
Prepaid and other assets	81	85

Total Assets	$1,241,296	$1,281,948

Liabilities
Credit facility payable	$364,065	$365,000
Management fees payable	2,094	2,504
Interest and credit facility expense payable	111	151
Unrealized depreciation on unfunded commitments	26	169
Other accrued expenses and other liabilities	772	581

Total Liabilities	$367,068	$368,405

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(618,250)	(614,130)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,595)	(9,480)

Common Unitholders’ capital	971,647	979,882
Accumulated loss	(97,419)	(66,339)

Total Members’ Capital	$874,228	$913,543

Total Liabilities and Members’ Capital	$1,241,296	$1,281,948

Net Asset Value Per Unit (accrual base) (Note 9)	$63.74	$65.69

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Investment Income:
Interest income from non-controlled/non-affiliated investments	$91,139	$120,391	$117,063
Interest income from non-controlled/non-affiliated investments paid-in-kind	17,074	21,482	11,748
Dividend income from non-controlled/non-affiliated investments	178	87	—
Dividend income from controlled affiliated investments	68,127	31,968	22,618
Other fee income from non-controlled/non-affiliated investments	640	—	—

Total investment income	177,158	173,928	151,429

Expenses:
Interest and credit facility expenses	18,146	25,300	19,639
Management fees	8,605	10,418	25,101
Administrative fees	1,047	1,209	1,258
Professional fees	1,019	1,031	1,921
Directors’ fees	336	333	298
Other expenses	197	222	404

Total expenses	29,350	38,513	48,621
Expenses reimbursed by the Investment Adviser	—	(263)	(1,267)

Net expenses	29,350	38,250	47,354

Net investment income	$147,808	$135,678	$104,075

Net realized and unrealized gain (loss) on investments
Net realized loss on non-controlled/non- affiliated investments	$(13,164)	$(236)	$(88)
Net realized gain distributions from controlled affiliated investments	4,833	931	1,432
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(9,266)	(46,363)	(1,979)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(40,526)	4,908	876

Net realized and unrealized (loss) gain on investments	$(58,123)	$(40,760)	$241

Net increase in Members’ Capital from operations	$89,685	$94,918	$104,316

Basic and diluted:
Income per unit	$4.45	$4.71	$5.17

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2016	$979,472	$(16,368)	$963,104
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	104,075	104,075
Net realized gain on investments	—	1,344	1,344
Net change in unrealized appreciation/depreciation on investments	—	(1,103)	(1,103)

Distributions to Members from:
Distributable earnings(1)	—	(112,416)	(112,416)
Return of capital	(291,048)	—	(291,048)
Return of unused capital	(250,000)	—	(250,000)

Increase in Members’ Capital Resulting from Capital Activity:
Contributions	861,464		861,464

Total Increase (Decrease) in Members’ Capital for the year ended December 31, 2017	320,416	(8,100)	312,316
Tax reclassification of Members’ Capital	381	(381)	—

Members’ Capital at December 31, 2017	$1,300,269	$(24,849)	$1,275,420

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	135,678	135,678
Net realized gain on investments	—	695	695
Net change in unrealized appreciation/depreciation on investments	—	(41,455)	(41,455)
Distributions to Members from:
Distributable earnings	—	(136,673)	(136,673)
Return of capital	(220,122)	—	(220,122)
Return of unused capital	(100,000)	—	(100,000)

Total Decrease in Members’ Capital for the year ended December 31, 2018	(320,122)	(41,755)	(361,877)

Tax reclassification of Members’ Capital	(265)	265	—
Members’ Capital at December 31, 2018	$979,882	$(66,339)	$913,543

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	147,808	147,808
Net realized loss on investments	—	(8,331)	(8,331)
Net change in unrealized appreciation/depreciation on investments	—	(49,792)	(49,792)
Distributions to Members from:
Distributable earnings	—	(124,880)	(124,880)
Return of capital	(4,120)	—	(4,120)

Total Decrease in Members’ Capital for the year ended December 31, 2019	(4,120)	(35,195)	(39,315)
Tax reclassification of Members’ Capital	(4,115)	4,115	—

Members’ Capital at December 31, 2019	$971,647	$(97,419)	$874,228

(1)	The Company distributed $109,356 and $3,060 from net investment income and net realized gains, respectively, during the year ended December 31, 2017.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$89,685	$94,918	$104,316
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(54,791)	(101,688)	(503,814)
Interest income paid in-kind	(17,074)	(21,482)	(11,748)
Proceeds from sales and paydowns of investments	162,496	388,281	429,340
Net realized loss on investments	13,164	236	88
Change in net unrealized appreciation/depreciation on investments	49,792	41,455	1,103
Amortization of premium and accretion of discount, net	(6,125)	(10,380)	(6,664)
Amortization of deferred financing costs	2,607	5,450	3,411
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,208)	6,266	(2,747)
(Increase) decrease in receivable from Investment Adviser	263	940	(625)
(Increase) decrease in prepaid and other assets	4	10	12
Increase (decrease) in investments purchased payable	—	—	(3,840)
Increase (decrease) in interest and credit facility expense payable	(40)	(267)	158
Increase (decrease) in management fees payable	(410)	2,504	—
Increase (decrease) in directors’ fees payable	—	—	(3)
Increase (decrease) in other accrued expenses and liabilities	191	(308)	21

Net cash provided by (used in) operating activities	$238,554	$405,935	$9,008

Cash Flows from Financing Activities
Contributions from Members	$—	$—	$674,000
Return of capital	(4,120)	(220,122)	(159,584)
Unused contributions returned to Members	—	(100,000)	(250,000)
Distributions of earnings to Members	(124,880)	(136,673)	(56,416)
Deferred financing costs paid	(57)	(12)	(10,137)
Proceeds from credit facility	215,000	227,000	384,696
Repayments of credit facility	(215,935)	(240,000)	(596,696)

Net cash (used in) provided by financing activities	$(129,992)	$(469,807)	$(14,137)

Net increase in cash and cash equivalents	$108,562	$(63,872)	$(5,129)
Cash and cash equivalents, beginning of year	$145,912	$209,784	$214,913

Cash and cash equivalents, end of year	$254,474	$145,912	$209,784

Supplemental and non-cash financing activities
Interest expense paid	$15,043	$16,391	$13,635
Deemed distribution/re-contribution from Members’ (Note 9)	$—	$—	$187,464

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(Dollar amount in thousands, except for unit data)

December 31, 2019

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

In 2019, the Company established two wholly-owned subsidiaries, TCW DL CTH LLC and TCW DL ASH LLC, each a Delaware limited liability company and each designed to hold an equity investment of the Company.

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

December 31, 2019

1. Organization and Basis of Presentation (continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2019, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2019 was $100,875.

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

December 31, 2019

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2019, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy

Income Taxes: So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Members as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s Members and will not be reflected in the consolidated financial statements of the Company.

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

December 31, 2019

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

During the fourth quarter of 2019, the Company adopted the remaining provisions of the ASU which included disclosing the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

December 31, 2019

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

Equity, (Level 3), includes common and preferred stocks, as well as warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2019:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$752,242	$—	$752,242
Equity	19,814	—	10,822	—	30,636
Investment Funds & Vehicles (1)	—	—	—	195,726	195,726
Cash equivalents	69,842	—	—	—	69,842

Total Assets	$89,656	$—	$763,064	$195,726	$1,048,446

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

December 31, 2019

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

1)

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2019:

	Debt	Equity	Total
Balance, January 1, 2019	$854,564	$10,608	$865,172
Purchases*	61,945	2,537	64,482
Sales and paydowns of investments	(131,107)	(8,097)	(139,204)
Amortization of premium and accretion of discount, net	6,125	—	6,125
Net realized (losses) gains	(16,505)	3,341	(13,164)
Net change in unrealized appreciation/depreciation	(22,780)	2,433	(20,347)

Balance, December 31, 2019	$752,242	$10,822	$763,064

Net change in unrealized appreciation/depreciation in investments held as of December 31, 2019	$(19,436)	$1,422	$(18,014)

*	Includes payments received in-kind

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2018:

	Debt	Equity	Total
Balance, January 1, 2018	$1,151,532	$10,851	$1,162,383
Purchases*	79,346	14,184	93,530
Sales and paydowns of investments	(353,270)	(685)	(353,955)
Amortization of premium and accretion of discount, net	9,213	—	9,213
Net realized gains (losses)	(236)	—	(236)
Net change in unrealized appreciation/depreciation	(32,021)	(13,742)	(45,763)

Balance, December 31, 2018	$854,564	$10,608	$865,172

Net change in unrealized appreciation/depreciation in investments held as of December 31, 2018	$(51,029)	$(4,537)	$(55,566)

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2019

3. Investment Valuations and Fair Value Measurements (continued)

During the years ended December 31, 2019 and 2018, the Company did not have any transfers between levels.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2019.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation
Debt	$483,357	Income Method	Discount Rate	5.8% to 17.4%	10.1%	Decrease
Debt	$210,997	Market Method	EBITDA Multiple Revenue Multiple	5.5x to 8.5x 2.2x to 2.4x	N/A N/A	Increase Increase
Debt	$32,062	Income Method	Take-Out Indication Discount Rate	100.0% to 100.0% 18.6% to 23.2%	100.0% 20.4%	Increase Decrease
Debt	$16,973	Income Method Market Method	Take-Out Indication EBITDA Multiple Revenue Multiple	100.0% to 100.0% 7.5x to 8.5x 0.2x to 0.2x	100.0% N/A N/A	Increase Increase Increase
Debt	$8,853	Income Method Market Method	Discount Rate EBITDA Multiple	14.2% to 17.9% 3.8x to 4.8x	16.8% N/A	Decrease Increase
Equity	$10,822	Market Method	EBITDA Multiple Revenue Multiple	4.8x to 12x 0.2x to 2.4x	N/A N/A	Increase Increase

*	Weighted based on fair value

The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2018.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation from an Increase in Input
Debt	$796,731	Income Method	Discount Rate	6.8% to 19.9%	11.9%	Decrease
Debt	$41,258	Market Method	EBITDA Multiple Revenue Multiple	5.7x to 8.2x 2.8x to 3.0x	N/A N/A	Increase Increase
Debt	$16,575	Income Method Market Method	Discount Rate EBITDA Multiple	17.8% to 30.0% 4.5x to 9.0x	22.8% N/A	Decrease Increase
Equity	$1,333	Income Method	Implied Volatility Risk Free Rate Expected Term (in years)	25.0% to 69.0% 2.4% to 2.5% 0.1 to 2.0	68.1% 2.4% 0.1	Increase Increase Increase
Equity	$9,275	Market Method	EBITDA Multiple	4.5x to 12.5x	N/A	Increase

*	Weighted based on fair value

Unless noted, the Company is utilizing the midpoint of a valuation range provided by an external, independent valuation firm.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2019

4. Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board. On August 12, 2019, the Company’s Board reapproved the Advisory Agreement.

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

For the years ended December 31, 2019, 2018 and 2017, Management Fees incurred amounted to $8,605, $10,418 and $25,101, respectively (net of $0, $0 and $175, respectively, of fee income as described below in Transaction and Offset Fees), of which $2,094, $2,504 and $0 remained payable at December 31, 2019, 2018 and 2017, respectively. Net expenses include an expense reimbursement of $0, $263 and $1,267 in the years ended December 31, 2019, 2018 and 2017, respectively.

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

Since inception, the Company received $2,615 in such fees, of which $1,788 was paid during the year ended December 31, 2019. The Company received $0 and $175 of such fees during the years ended December 31, 2018 and 2017, respectively. In accordance with the limited liability company agreement, $0, $0 and $175 were applied towards management fees for the years ended December 31, 2019, 2018 and 2017, respectively.

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

December 31, 2019

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

For the years ended December 31, 2019, 2018 and 2017, no Incentive Fees were incurred.

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

December 31, 2019

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

The Company’s investments in controlled affiliated investments as of and transactions during the year ended December 31, 2019 were as follows:

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

Total Controlled Affiliates	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

The Company’s investments in controlled affiliated investments as of and transactions during the year-ended December 31, 2018 were as follows:

	Fair Value as of January 1, 2018	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2018	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

Total Controlled Affiliates	$259,698	$21,600	$(25,954)	$4,908	$260,252	$31,968	$931

For the years ended December 31, 2019 and 2018, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the years ended December 31, 2019 and 2018, the Company recognized $4,833 and $931, respectively, of net realized gain distributions from TCW Strategic Ventures.

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2019 and 2018:

	Maturity/ Expiration	December 31, 2019		December 31, 2018
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Ascensus Specialties, LLC (fka Vertellus Performance Chemicals LLC)	September 2022	$—	$—	$4,218	$8
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	2,124	—	2,656	—
ENA Holding Corporation	May 2021	—	—	1,601	45
KBP Investments, LLC (fka FQSR, LLC)	September 2021	5,798	—	4,566	73
Help At Home, LLC	August 2020	10,541	—	14,865	—
Quicken Parent Corp.	April 2021	863	26	862	43
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$23,901	$26	$33,343	$169

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2019

5. Commitments and Contingencies (continued)

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2019, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2019, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the years ended December 31, 2019, 2018 and 2017, the Company did not sell or issue any Common Units. The activity for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Units at beginning of year	20,134,698	20,134,698	20,134,698

Units issued and committed at end of year	20,134,698	20,134,698	20,134,698

For the years ended December 31, 2019, 2018 and 2017, the Company processed $0; $0 and $187,464, respectively, of deemed distributions and re-contributions.

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2019, the Company was in compliance with such covenants.

As of December 31, 2019 and 2018, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement was $387,065 and $500,000, respectively.

As of December 31, 2019 and 2018, the amounts outstanding under the Credit Facility were $364,065 and $365,000, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2019 and 2018, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and are being amortized over the life of the Credit Facility. As of December 31, 2019 and 2018, $710 and $3,260, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2019

7. Credit Facility (continued)

The summary information regarding the Credit Facility for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Credit facility interest expense	$15,036	$16,360	$13,635
Undrawn commitment fees	438	3,425	2,525
Administrative fees	65	65	68
Amortization of deferred financing costs	2,607	5,450	3,411

Total	$18,146	$25,300	$19,639

Weighted average interest rate	4.61%	4.43%	3.31%
Average outstanding balance	$321,518	$364,512	$411,569

On December 31, 2019, the Company’s ratio of aggregate fair value of all eligible portfolio assets (as defined in the Credit Agreement) to the principal amount outstanding (“Ratio of Eligible Portfolio Assets”) fell below 150% , which triggered a mandatory prepayment provision in the Credit Agreement requiring the Company to utilize all cash receipts attributable to the eligible portfolio assets as a prepayment to the outstanding principal obligation, within five days of collecting such cash receipts, until such a time when the Ratio of Eligible Portfolio Assets exceeds 150%. The Company’s Ratio of Eligible Portfolio Assets exceeded 150% on January 10, 2020.

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

As of December 31, 2019, 2018 and 2017, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	Year Ended December 31,
	2019	2018	2017
Cost of investments for federal income tax purposes	$1,136,131	$1,264,745	$1,445,098
Unrealized appreciation	$78	$31,987	$31,987
Unrealized depreciation	$87,789	$96,848	$54,788
Net unrealized appreciation (depreciation) on investments	$(87,711)	$(64,861)	$(22,801)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2019

8. Income Taxes (continued)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2019, 2018 and 2017. These differences result primarily from net operating losses and differences in accounting for partnership interests.

	Year Ended December 31,
	2019	2018	2017
Common Unitholders tax reclassification	$(4,115)	$(265)	$381
Undistributed net investment (loss) income	$(23,085)	$1,294	$4,736
Accumulated net realized gain (loss)	$27,200	$(1,029)	$(5,117)

The tax character of shareholder distributions attributable to the years ended December 31, 2019, 2018, and 2017 were as follows:

	Year Ended December 31,
Paid distributions attributable to:	2019	2018	2017
Ordinary income	$124,880	$136,673	$111,193
Long term gain	$—	$—	$1,223
Return of capital	$4,120	$220,122	$291,048

The tax components of distributable earnings on a tax basis for years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
Paid distributions attributable to:	2019	2018	2017
Net tax appreciation (depreciation)	$(87,711)	$(64,861)	$(22,801)
Ordinary and post-October capital loss deferrals	$—	$—	$(1,715)
Capital loss carryover	$(9,294)	$(1,019)	$—

The Company did not have any unrecognized tax benefits at December 31, 2019, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2019

9. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Net Asset Value Per Unit (accrual base), Beginning of Year	$65.69	$78.70	$93.55	$99.35	$99.84

Net Increase in Common Unitholder NAV from Prior Year(1)	—	—	—	—	0.09

Income from Investment Operations:
Net investment income (loss)(2)	7.34	6.74	5.17	3.24	(0.64)
Net realized and unrealized gain (loss)	(2.89)	(2.03)	0.01	(0.18)	0.06

Total from investment operations	4.45	4.71	5.18	3.06	(0.58)
Less Distributions:
From net investment income	(6.20)	(6.79)	(5.43)	(3.59)	—
From net realized gains	—	—	(0.14)	(0.16)	—
Return of capital	(0.20)	(10.93)	(14.46)	(5.11)	—

Total distributions(3)	(6.40)	(17.72)	(20.03)	(8.86)	—

Net Asset Value Per Unit (accrual base), End of Year	$63.74	$65.69	$78.70	$93.55	$99.35

Common Unitholder Total Return(4)	10.8%	9.1%	9.5%	8.3%	(3.3)%

Common Unitholder IRR(5)	8.2%	7.6%	6.9%	4.5%	—%

Ratios and Supplemental Data
Members’ Capital, end of year	$874,228	$913,543	$1,275,420	$963,104	$651,303
Units outstanding, end of year	20,134,698	20,134,698	20,134,698	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	3.42%	3.57%	4.21%	6.10%	13.14%
Expenses recaptured (reimbursed) by Investment Adviser	—%	(0.02)%	(0.11)%	(0.11)%	0.09%
Ratio of net expenses to average net assets	3.42%	3.55%	4.10%	5.99%	13.23%
Ratio of financing cost to average net assets	2.11%	2.35%	1.70%	1.75%	2.00%
Ratio of net investment income (loss) before expense recapture (reimbursement) to average net assets	17.23%	12.56%	8.91%	8.34%	(3.77)%
Ratio of net investment income (loss) to average net assets	17.23%	12.59%	9.02%	8.45%	(3.86)%
Credit facility payable	364,065	365,000	378,000	590,000	329,000
Asset coverage ratio	3.4	3.5	4.4	2.6	3.0
Portfolio turnover rate	5.0%	8.0%	30.0%	37.0%	42.0%

(1)

Net increase in Common Unitholder NAV from prior year is a one-time adjustment to account for the increase in the Common Units issued from January 1, 2015 through the final closing date of March 19, 2015.

(2)	Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2019, 2018, 2017, 2016 and 2015.
(3)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(4)

The Total Return for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 was calculated by taking the net investment income (loss) of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 8.2% through December 31, 2019. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(dollar amount in thousands, except for unit data)

December 31, 2019

10. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2019, 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$56,587	$27,140	$44,536	$48,895
Net investment income	49,362	20,235	36,968	41,243
Net realized and unrealized gains (losses)	(26,590)	23,792	(35,524)	(19,801)
Net increase in Members’ Capital from operations	22,772	44,027	1,444	21,442
Basic and diluted earnings per Unit	1.13	2.19	0.07	1.06
Net asset value per unit at quarter end	63.74	63.60	61.41	61.94

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$39,970	$34,153	$58,042	$41,763
Net investment income	31,465	25,457	46,005	32,751
Net realized and unrealized gains (losses)	(9,871)	7,379	(33,854)	(4,414)
Net increase in Members’ Capital from operations	21,594	32,836	12,151	28,337
Basic and diluted earnings per Unit	1.08	1.63	0.60	1.40
Net asset value per unit at quarter end	65.69	67.31	74.84	79.11

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$40,245	$33,455	$43,765	$33,964
Net investment income	32,062	20,099	29,867	22,047
Net realized and unrealized gains (losses)	(11,214)	24,494	(1,933)	(11,106)
Net increase in Members’ Capital from operations	20,848	44,593	27,934	10,941
Basic and diluted earnings per Unit	1.04	2.21	1.39	0.54
Net asset value per unit at quarter end	78.70	78.95	86.17	88.31

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

The recent global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. The operational and financial performance of the portfolio companies in which we make investments in depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the valuation of our investments.