Form 10-K/A
period 2019-12-31
TCW Direct Lending LLC
filed 2020-04-28
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 814-01069

TCW DIRECT LENDING LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-2252672
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Clarendon Street, Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

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

As of June 30, 2019, there was no established public market for the Registrant’s limited liability common units.

The number of the Registrant’s common units outstanding at April 15, 2020 was 20,134,010.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

TCW Direct Lending LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 17, 2020. We are filing this amendment to include the information required by Part III of Form 10-K, as we will not be filing a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. Except as set forth in this Amendment, no other changes have been made to the Form 10-K.

i

TCW DIRECT LENDING LLC

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2019

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s business and affairs are managed under the direction of its board of directors, which has ultimate authority over the operations of the Company. However, the board delegates the authority to manage the Company’s assets to the Company’s Investment Adviser, TCW Asset Management Company (the “Adviser”). Pursuant to the Company’s operating agreement (the “LLC Agreement”), the majority of the members of the Company’s board of directors will at all times consist of directors who are not “interested persons” (as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”)) of the Company, the Advisor or any of their respective affiliates (the “Independent Directors”). The Company’s board of directors currently consists of five members, three of whom are Independent Directors.

The directors are divided into three classes, each serving staggered three-year terms. The terms of the Company’s Class I directors will expire at the 2021 annual meeting of Unitholders; the terms of the Company’s Class II directors will expire at the 2022 annual meeting of Unitholders; and the terms of the Company’s Class III directors will expire at the 2020 annual meeting of Unitholders. At each annual meeting of the members, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of the members held in the third year following the year of their election. Each director may be elected to the board of directors with the affirmative vote of the holders of a plurality of the outstanding Units entitled to vote in the election of such director at which a quorum is present; provided that the board of directors may amend the LLC Agreement to alter the vote required to elect directors. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualified.

Directors

Information regarding each member of the Company’s board of directors is as follows:

Name, Address and Year of Birth	Position(s) Held with Company, Length of Time Served and Term of Office	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex(1) Overseen by Director	Other Directorships Held by Director During Past Five Years
Class I Interested Director – Term Expires at the 2021 Annual Meeting of Members

Richard T. Miller* (born 1962)	President and Director since June 2014	Group Managing Director, Head of Direct Lending of TCW (since 2012).	2	None.

Class II Independent Directors – Term Expires at the 2022 Annual Meeting of Members

William Cobb (born 1947)	Director since June 2014	Presently Retired.	1	Director and Audit Committee Member–Glenmede Mutual Funds.

Donald M. Mykrantz (born 1960)	Director since June 2014	Chief Executive Officer and Chairman of The Jeffrey Company (since September 2012). President and managing member of Katahdin Asset Management LLC (since June 2011).	1	Director of The Jeffrey Company.

Class III Independent Director – Term Expires at the 2020 Annual Meeting of Members

David R. Adler (born 1964)	Director since June 2014	Chief Executive Officer of Adler Asset Management, LLC. Previously, a private investor (2017-2018) and Executive Vice President, Corporate Development of CBRE, Inc. (2014-2017)	2	None.

Class III Interested Director – Term Expires at the 2020 Annual Meeting of Members

Laird R. Landmann* (born 1964)	Director since October 2018	Group Managing Director, Co-Director of Fixed Income of TCW (since 2009).	14	None.

(1)

“Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by the Company’s investment adviser, TCW Asset Management Company LLC (the “Adviser”), or that have an investment adviser that is an affiliated person of the Adviser. As a result, the Fund Complex includes the Company, TCW Direct Lending VII LLC, the TCW Funds, the TCW Strategic Income Fund and the Metropolitan West Funds.

*	Designates individuals who are “interested persons” of the Company, as defined by the 1940 Act, because of affiliations with the Adviser.

Information Regarding the Board and its Committees

Pursuant to the LLC Agreement, the Board has established an Audit Committee. The Board has also established a Special Transactions Committee. The Board has the authority to form additional committees of the Board from time to time to the extent that it determines that it is appropriate to do so.

Board Leadership Structure

The Company’s business and affairs are managed under the direction of its Board, including the responsibilities performed for the Company pursuant to the Advisory Agreement. Among other things, the Board sets broad policies for the Company, approves the appointment of the Company’s investment adviser, administrator and officers, and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm. The role of the Board and of any individual director is one of oversight, and not of management, of the day-to-day affairs of the Company.

The Board currently consists of five Directors, three of whom are Independent Directors. As part of each regular Board meeting, the Independent Directors meet separately from management. The Board reviews its leadership structure periodically as part of its annual self-assessment process and believes that its structure is appropriate to enable the Board to exercise its oversight of the Company.

The Company’s Board does not currently have a designated lead independent director. Instead, all of the Independent Directors play an active role on the Board. The Independent Directors compose a majority of the Company’s Board, and are closely involved in all material deliberations related to the Company. The Board believes that, with these practices, each Independent Director has an equal stake in the Board’s actions and oversight role and equal accountability to the Company and its unitholders.

Board Oversight of Risk Management

The Board oversees the services provided by the Adviser, including certain risk management functions. Risk management is a broad concept composed of many disparate elements (such as, for example, investment risk, issuer and counterparty risk, compliance risk, operational risk, and business continuity risk). Consequently, Board oversight of different types of risks is handled in different ways, and the Board implements its risk oversight function both as a whole and through Board committees. In the course of providing oversight, the Board and its committees receive reports on the Company’s activities, including regarding the Company’s investment portfolio and its financial accounting and reporting. The Audit Committee’s meetings with the Company’s independent registered public accounting firm also contribute to its oversight of certain internal control risks. In addition, the Board meets periodically with representatives of the Company and the Adviser to receive reports regarding the management of the Company, including certain investment and operational risks, and the Independent Directors are encouraged to communicate directly with senior management.

The Company believes that the Board’s role in risk oversight must be evaluated on a case-by-case basis and that its existing role in risk oversight is appropriate. Management believes that the Company has robust internal processes in place and a strong internal control environment to identify and manage risks. However, not all risks that may affect the Company can be identified or processes and controls developed to eliminate or mitigate their occurrence or effects, and some risks are beyond any control of the Company or the Adviser, its affiliates, or other service providers.

Member Meetings

The Company will hold an annual meeting of Members for the purposes of electing directors, offering the Members the opportunity to review and discuss the Company’s investment activity and portfolio, and for such other business as may lawfully come before the Members. The annual meetings shall be held on such date and at such time as may be designated from time to time by the Board and stated in the notice of the annual meeting. A quorum of the Members at an annual meeting shall consist of Members holding a majority of the outstanding units entitled to vote on the matter in question.

Audit Committee

The Company has a standing Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which currently consists of Messrs. Adler, Cobb and Mykrantz, all of whom are Independent Directors. The principal functions of the Audit Committee are to select, engage and discharge the Company’s independent registered public accounting firm, review the plans, scope and results of the audit engagement with the Company’s independent registered public accounting firm, approve professional services provided by the Company’s independent registered public accounting firm (including compensation therefor), review the independence of the Company’s independent registered public accounting firm, review the adequacy of the Company’s internal control over financial reporting, establish guidelines and make recommendations to the Board regarding the valuation of the Company’s loans and investments, and take any other actions consistent with the Audit Committee charter or as may be authorized by the Board. Mr. Adler serves as Chairman of the Audit Committee, and has been designated as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

The Board has adopted a written charter for its Audit Committee, which was filed with the proxy statement for the 2015 annual meeting of Members.

Nominating Committee

The Company does not have a nominating committee or a charter relating to the nomination of directors. Decisions on director nominees are made through consultation among the Independent Directors. The Independent Directors consider possible candidates to fill vacancies on the Board, review the qualifications of candidates recommended by unitholders and others, and recommend the slate of director nominees to be proposed for election by unitholders at each annual meeting. The Independent Directors believe that they can adequately fulfill the functions of a nominating committee without having to appoint an additional committee to perform that function. The Independent Directors have not adopted any specific policies or practices to determine nominations for the Company’s directors other than as described herein and as set forth in the LLC Agreement. The Independent Directors have not utilized the services of any third party to assist in identifying and evaluating director nominees.

Compensation Committee

The Company does not have a compensation committee because its executive officers do not receive any direct compensation from the Company. However, the compensation payable to the Company’s Adviser, pursuant to the Advisory Agreement, has been separately approved by a majority of the Independent Directors. In addition, the compensation paid to the Independent Directors is established and approved by the Independent Directors.

Special Transactions Committee

The Company has a standing Special Transactions Committee, which currently consists of Messrs. Adler, Cobb and Mykrantz, all of whom are Independent Directors. The principal functions of the Special Transactions Committee are to review and approve potential co-investment transactions as defined by and subject to the exemptive order that the Company and the Adviser received from the SEC (Investment Company Act Rel. No. 31649, May 27, 2015) (the “Exemptive Order”).

Board of Director and Committee Meetings Held

The following table shows the number of Board and committee meetings held for the Company, and the number of times the Board and each committee acted by written consent, during the fiscal year ended December 31, 2019:

	Meetings Held	Actions by Written Consent
Board of Directors	5	0
Audit Committee	4	0
Special Transactions Committee	0	0

All Directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which they served. The Company does not currently have a policy with respect to Board member attendance at annual meetings.

Information about Each Director’s Qualification, Experience, Attributes or Skills

The Board believes that each of the Directors has the qualifications, experience, attributes and skills (“Director Attributes”) appropriate to serve as a Director of the Company, in light of the Company’s business and structure. Certain of these business and/or professional experiences are set forth in detail in the table above. The Directors have substantial board experience or other professional experience and have demonstrated a commitment to discharging their oversight responsibilities as Directors. The Board annually conducts a “self-assessment” wherein the performance of the Board and the Audit Committee are reviewed.

In addition to the information provided in the table above, below is certain additional information regarding each Director and certain of their Director Attributes. Although the information provided below, and in the table above, is not all-inclusive, the information describes some of the specific experiences, qualifications, attributes or skills that each Director possesses to demonstrate that the Directors have the appropriate Director Attributes to serve effectively as Directors of the Company. Many Director Attributes involve intangible elements, such as intelligence, integrity and work ethic, the ability to work together, the ability to communicate effectively, the ability to exercise judgment and ask incisive questions, and commitment to unitholder interests. In conducting its self-assessment, the Board determines whether the Directors have the appropriate Director Attributes and experience to serve effectively as Directors of the Company.

Independent Directors

David R. Adler

Mr. Adler is Chief Executive Officer of Adler Asset Management, LLC, a registered investment adviser. From March 2017 to March 2018, he was a private investor. From March 2014 to March 2017, Mr. Adler was Executive Vice President, Corporate Development, at CBRE, Inc., a commercial real estate services firm. Previously, he spent over twenty-four years in Investment Banking including over fifteen years advising financial services companies most recently as a Managing Director at BofA Merrill Lynch in the Financial Institutions Investment Banking Group. Prior to that, he was a Managing Director at J.P. Morgan Securities Inc. in the Mergers & Acquisitions Group. Mr. Adler received an M.B.A. in Finance from the University of Chicago Graduate School of Business and a B.A. in Economics from the University of Chicago.

William Cobb, CFA

Mr. Cobb most recently was Executive Vice President and Chief Investment Officer of The Pension Church Fund, the defined benefit retirement plan for the clergy of the Episcopal Church. He held this position from 1999 through the time of his retirement from this position at the end of June 2014. Previously, Mr. Cobb spent almost 15 years at J.P. Morgan Investment Management, where he was most recently a Vice Chairman responsible for North American business activities and served as a member of the global management committee. He also served as a Managing Director responsible for the U.S. Equity and Balanced Account Group. He began his career at J.P. Morgan as a research analyst and portfolio manager. He currently serves as a trustee and audit committee member of Glenmeade Mutual Funds. Mr. Cobb earned an M.B.A. from the University of Chicago and a B.S. from Northwestern University. He is a Chartered Financial Analyst.

Donald M. Mykrantz, CFA

Since 2012, Mr. Mykrantz has served as Chairman and Chief Executive Officer of The Jeffrey Company, a privately-held investment management firm. He joined The Jeffrey Company in 2011 as President and Chief Investment Officer. In addition, he is President and the managing member of Katahdin Asset Management, which provides exclusive investment management services to The Jeffrey Company. Prior to joining The Jeffrey Company, Mr. Mykrantz was Senior Vice President and head of fixed income with MFS Investments. He worked at MFS Investments for 12 years while serving in a number of capacities, including head of global trading and as a member of the investment management committee. During his more than 30 year career in capital markets and investment management, Mr. Mykrantz has held senior positions at BancBoston Securities, Baring Asset Management, Morgan Stanley Asset Management and Salomon Brothers. Mr. Mykrantz holds a B.A. in economics from Williams College and is a Chartered Financial Analyst.

Interested Directors

Laird R. Landmann, Group Managing Director, Co-Director of Fixed Income of TCW

Mr. Landmann is a Generalist Portfolio Manager in the Fixed Income Group. He joined TCW in 2009 during the acquisition of Metropolitan West Asset Management LLC (MetWest). Mr. Landmann currently serves on the boards of the TCW and Metropolitan West Mutual Funds. Mr. Landmann currently co-manages many of TCW and MetWest’s mutual funds, including the MetWest Total Return Bond Fund, the MetWest High Yield Bond Fund and the TCW Core Fixed Income Fund, and leads the fixed income group’s risk management efforts. He is a leader of the MetWest investment team that was recognized as Morningstar’s Fixed Income Manager of the Year for 2005 and has been nominated for the award eight times. Prior to founding MetWest in 1996, Mr. Landmann was a principal and the co-director of fixed income at Hotchkis and Wiley. He also served as a portfolio manager and vice president at PIMCO. Mr. Landmann holds an BA in Economics from Dartmouth College and an MBA from the University of Chicago Booth School of Business.

Richard T. Miller, Managing Director, Direct Lending Group at TCW

Mr. Miller joined TCW in December 2012 with the acquisition of the Special Situations Funds Group of Regiment Capital Advisors, LP. He is in charge of the firm’s Direct Lending effort. Under Mr. Miller’s leadership, the Direct Lending Group has raised over $7.8 billion of capital since its inception. Mr. Miller has over 28 years of experience in the capital markets and previously ranked on the Institutional Investor “All American High Yield Research Team” for six consecutive years, focusing primarily on the metals and mining sectors. Prior to his involvement in high yield research, he was at Chase Manhattan Bank in the Mergers & Acquisitions Group. He then moved on to become a Managing Director with the High Yield Group. Subsequently, he became the head of High Yield Research at BankBoston Securities, and later Mr. Miller joined UBS as a Managing Director and head of the Global High Yield Research Group. Mr. Miller received his B.S. from Syracuse University and his M.B.A. from the University of Rochester.

Officers of the Company

The officers of the Company are appointed and elected by the Board either at its annual meeting or at any subsequent regular or special meeting of the Board. The Board of the Company has elected three officers to hold office at the discretion of the Board until their successors are duly elected and qualified or until his resignation or removal. Except where dates of service are noted, all officers listed below served the Company as such throughout the fiscal year ended December 31, 2019. The following table sets forth information concerning each officer of the Company as of the date hereof:

Name, Address and Year of Birth	Position(s) Held with Company	Length of Time Served	Principal Occupation(s) During Past 5 Years
Richard T. Miller* (born 1962)	President	Since June 2014	Group Managing Director, Head of Direct Lending of TCW (since 2012). Previously, in charge of the Special Situations Funds Group of Regiment Capital Advisors, LP.

James Krause* (born 1965)	Chief Financial Officer, Treasurer and Secretary	Since June 2014	Senior Vice President of TCW, in charge of Financial Reporting (since February 2010).

Jeffrey Engelsman* (born 1967)	Chief Compliance Officer	Since March 2015	Global Chief Compliance Officer of TCW (since 2014). Chief Compliance of TCW Funds, Inc., TCW Strategic Income Fund, Inc. and Metropolitan West (since 2014).

*	Designates individuals who are “interested persons” of the Company, as defined by the 1940 Act, because of affiliations with the Adviser.

Biographical Information of Executive Officers Who Are Not Directors

James Krause

Mr. Krause is responsible for financial reporting for TCW including the production of internal and external financial reports, acquisition accounting, and annual valuation/impairment analysis of TCW’s acquired businesses, including MetWest. For TCW joint ventures including the Leveraged Finance and Energy Infrastructure groups, he has facilitated the accounting with TCW’s joint venture partners of shared revenue and expense components and TCW’s related financial reporting requirements. He also has responsibility for the financial reporting of the legacy investment partnerships of MetWest and client support responsibilities overseeing client communications for fee invoicing. Prior to TCW, Mr. Krause was with MetWest as Controller and has numerous years of experience directing the finance and accounting functions through various phases of acquisitions, organic growth, system implementations, mergers, and divestitures including at the Archon Group, a wholly owned subsidiary of Goldman Sachs, HQ Global Workplaces, and Bristol Hotels and Resorts. Mr. Krause holds a BS in Finance from California State University, Northridge and graduated with honors in 1988 and holds the Series 27 and 99 FINRA licenses.

Jeffrey A. Engelsman

Mr. Engelsman is the Chief Compliance Officer of the Company. Since joining the TCW Group, Inc. in 2014, Mr. Engelsman has served as the Global Chief Compliance Officer of TCW, and the Chief Compliance Officer for TCW’s sponsored registered investment companies (TCW’s Funds). Mr. Engelsman is responsible for ensuring that the TCW affiliated registered investment advisers, registered broker-dealer and the TCW Funds have and implement compliance programs required by the relevant federal and state securities laws. In addition, Mr. Engelsman has oversight responsibility relating to the compliance functions of TCW’s international operations and compliance with local foreign jurisdictional requirements. Prior to his affiliation with TCW, he was a Managing Director of New York Life Investments and the Chief Compliance Officer of the MainStay Funds from 2009 to 2014. Prior to serving as Chief Compliance Officer Mr. Engelsman served as Director and Associate General Counsel for New York Life Investments and was responsible for the Retail Investment Management group within the Office of General Counsel, with oversight of mutual fund, separately managed account, 529 Plan, transfer agency and broker-dealer related matters. From 1999 to 2005 Mr. Engelsman was Director and Senior Counsel with Deutsche Asset Management. At Deutsche Asset Management, Mr. Engelsman oversaw many aspects of mutual fund governance, including Board reporting, and regulatory matters, distribution and transfer agency matters. From 1995 to 1999, Mr. Engelsman served as an attorney at Great West Life & Annuity Insurance Company. Mr. Engelsman received his BS in Economics from The Wharton School of the University of Pennsylvania. He received a JD from Boston University, and an LLM in Taxation from the University of Denver School of Law. He is admitted to practice law in Colorado and Missouri. Mr. Engelsman holds series 7, 24, and 63 FINRA licenses.

Code of Ethics

The Company has adopted the code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. The Code of Ethics generally contains restrictions on investments by the Company’s employees in securities that may be purchased or held by the Company. This information will be available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. The public may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330. You may also obtain copies of the Code of Ethics by written request addressed to the following: Kevin Finch, The TCW Group, Inc., 865 S. Figueroa Street, Los Angeles, California 90017.

There is no family relationship between any of the Company’s current officers or Directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of the Company’s officers or Directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or Directors of any corporation or entity affiliated with the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s Directors and executive officers, and any persons holding more than 10% of the Company’s common units, are required to report their beneficial ownership in the Company’s securities and any changes therein to the SEC and to the Company. We are required to report herein any failure to file such reports by applicable due dates for filings. Based on the Company’s review of any Forms 3, 4 and 5 filed by such persons, the Company believes that, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business, including such services provided by the Company’s executive officers, are provided by individuals who are employees of the Adviser, pursuant to the terms of the Company’s Advisory Agreement with the Adviser (the “Advisory Agreement”). Therefore, the Company’s day-to-day investment operations are managed by the Adviser, and most of the services necessary for the origination and administration of the Company’s investment portfolio are provided by investment professionals employed by the Adviser.

None of the Company’s executive officers receive direct compensation from the Company. Subject to the cap described below under Management and Service Providers—Organizational and Operating Expenses, under the Administration Agreement with the Adviser (the “Administration Agreement”), the Company reimburses the Company’s Administrator, TCW Asset Management Company LLC (the “Administrator”) for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Certain of the Company’s executive officers, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. The Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

Compensation of Independent Directors

Each of the Company’s Directors who are not “interested persons” of the Company, as that term is defined in the 1940 Act (“Independent Directors”), receives an annual retainer fee of $85,000, payable once per year, if the Independent Director attends at least 75% of the meetings held during the previous year. In addition, each Independent Director receives $2,500 for each Board meeting in which he participates. Each Independent Director is also reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each Board meeting.

Each Independent Director also receives $1,000 for each meeting of the Company’s Audit Committee (the “Audit Committee”) in which he participates. With respect to each Audit Committee meeting not held concurrently with a Board meeting, each Independent Director is reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such Audit Committee meeting. In addition, the chairman of the Audit Committee received an annual retainer of $15,000.

The following table sets forth the compensation paid by the Company, during the fiscal year ended December 31, 2019, to the Independent Directors. No compensation is paid to Directors who are “interested persons” of the Company. The Company has no retirement or pension plans or any compensation plans under which the Company’s equity securities were authorized for issuance.

Name of Independent Director	Fees Earned or Paid in Cash (Total Compensation)
David R. Adler	$121,500
William Cobb	$106,500
Donald M. Mykrantz	$106,500

Unit Ownership

The following table sets forth the aggregate dollar range of equity securities owned by each Director of the Company and of all funds overseen by each Director in the Fund Complex. The cost of each Director’s investment in the Fund Complex may vary from the current dollar range of equity securities shown below, which is calculated on an appraised value basis as of December 31, 2019. The information as to beneficial ownership is based on statements furnished to the Company by each Director.

Name of Director	Dollar Range of Equity Securities Held in the Company	Aggregate Dollar Range of Equity Securities Held in Fund Complex
Independent Directors
David R. Adler	Over $100,000	Over $100,000
William Cobb	Over $100,000	Over $100,000
Donald M. Mykrantz	Over $100,000	Over $100,000
Interested Directors
Laird R. Landmann	Over $100,000	Over $100,000
Richard Miller	Over $100,000	Over $100,000

Unitholder Communications with Board of Director and Board Attendance at Annual Meetings

Unitholders may send communications to the board of directors. Communications should be addressed to the Secretary of the Company at the Company’s principal offices at TCW Direct Lending LLC, 200 Clarendon Street – 51st Floor, Boston, MA 02116. The sender should indicate in the address whether it is intended for the entire board of directors, the Independent Directors as a group or an individual Director. The Secretary will forward any communications received directly to the intended recipient in accordance with the instructions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following sets forth, as of April 15, 2020, the beneficial ownership of the Company’s directors and officers as well as those persons owning beneficially 5% or more of the units of the Company:

Name and Address	Amount of Units Beneficially Owned and Nature of Ownership[1]	Percentage of Class Owned[1]
Independent Directors
David R. Adler	2,000	*
William Cobb	2,500	*
Donald M. Mykrantz	5,000	*
Interested Directors
Richard T. Miller	45,000	*
Laird R. Landmann	30,000	*

Name and Address	Amount of Units Beneficially Owned and Nature of Ownership[1]		Percentage of Class Owned[1]
Officers
Jeffrey Engelsman	0		*
James Krause	0		*
Other Beneficial Owners
GIC Private Limited 168 Robinson Road #37-01 Capital Tower Singapore 068912	4,000,000	(2)	19.87%
President and Fellows of Harvard College c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210	1,500,000		7.45%
Division of Investment, Department of Treasury, State of New Jersey 50 West State Street, 9th floor PO Box 290 Trenton, NJ 08625-0290	1,500,000		7.45%

*	Less than 1%
(1)

The number of units are those beneficially owned as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any units as to which a person has sole or shared voting power or investment power and any units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages used herein are calculated based upon 20,134,698 common units outstanding, which reflects the number of common units issued and outstanding as of April 15, 2020.

(2)

GIC Private Limited is a global investment management company that manages the investments of Celui Investments Pte. Ltd. (“Celui”) and Euthalia Pte. Ltd. (“Euthalia”). The principal business of Celui and Euthalia is to undertake and transact all kinds of investment business. Celui and Euthalia are managed and controlled by GIC, and as such, pursuant to Section 13(d) of the Exchange Act and the rules promulgated thereunder, GIC may be deemed to beneficially own all of the units of the Company beneficially owned by Celui and Euthalia. Celui is the direct owner of 3,000,000 units (14.9%) of the Company and shares the power to vote and the power to dispose of all such units with GIC. Euthalia is the direct owner of 1,000,000 units (5%) of the Company and shares the power to vote and the power to dispose of all such units with GIC. The address of Celui and Euthalia is 168 Robinson Road #37-01 Capital Tower Singapore 068912.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with the Adviser and Potential Conflicts of Interest

The Company, the Adviser and the Company’s respective direct or indirect Members, partners, officers, Directors, employees, agents and affiliates may be subject to certain potential conflicts of interest in connection with the Company’s activities and investments. For example, the terms of the Adviser’s management and incentive fees may create an incentive for the Adviser to approve and cause the Company to make more speculative investments than it would otherwise make in the absence of such fee structure.

The Adviser’s Direct Lending Team (the “Direct Lending Team”) is separated from those partners and employees of the Adviser and its affiliates involved in the management of the investments of other funds and other accounts (the “Other Employees”) by an ethical wall, and accordingly, the Other Employees may be unable to make certain material information available to the Direct Lending Team. In addition, the Adviser’s other funds and separate accounts may take positions in securities and/or issuers that are in a different part of the capital structure of an issuer or adverse to the Company.

The members of the senior management and investment teams and the investment committee of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company, or of investment funds managed by the Adviser or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the unitholders. For example, Mr. Miller and the other members of the investment committee have management responsibilities for other investment funds, accounts or other investment vehicles managed by the Adviser or its affiliates.

The Company’s investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Company’s strategy, and the Company may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Company and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. The Adviser has agreed with the Board that, when the Company is able to co-invest with other investment funds or accounts managed by the Adviser, allocations among the Company and other investment funds or accounts will generally be made based on capital available for investment in the asset class being allocated to the extent consistent with the 1940 Act. The Company expects that available capital for its investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the Board or as imposed by applicable laws, rules, regulations or interpretations. In situations where the Company cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to the Company and such other investment funds on an alternating basis. However, there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it. The Company and the Adviser have received the Exemptive Order from the SEC that permits the Company to co-invest with affiliates of the Adviser, including private funds managed by the Adviser, if the Board determines that it would be advantageous for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.

Certain Business Relationships

Certain of the Company’s current Directors and officers are directors or officers of the Adviser.

Management and Service Providers

The Adviser and Advisory Agreement

The Company’s investment activities are managed by the Adviser, which is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations of, and provides investment advisory and management services to, the Company, pursuant to the Advisory Agreement.

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. and, together with its affiliated companies, manages or has committed to manage approximately $217 billion of assets as of December 31, 2019. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring the Company’s investments and monitoring the Company’s portfolio companies on an ongoing basis.

Under the Advisory Agreement, the Adviser

•	determines the composition of the Company’s portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the Company’s investments (including performing due diligence on prospective portfolio companies);

•	determines the assets the Company will originate, purchase, retain or sell;

•	closes, monitors and administers the investments the Company makes, including the exercise of any rights in the Company’s capacity as a lender; and

•	provides the Company such other investment advice, research and related services as it may, from time to time, require.

The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired.

Under the Advisory Agreement, the Adviser receives a management fee and an incentive fee from the Company as described below.

Unless earlier terminated as described below, the Advisory Agreement will remain in effect for a period of two years from its effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Company’s Board, or by the vote of a majority of the Company’s outstanding voting securities, and (ii) the vote of a majority of the Company’s Independent Directors. The Advisory Agreement will automatically terminate in the event of an assignment by the Adviser. The Advisory Agreement may be terminated by either party, or by a vote of the majority of the Company’s outstanding voting units, without penalty upon not less than 60 days’ prior written notice to the applicable party.

Management Fee

The Company will pay to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting September 19, 2014 (the “Initial Closing Date”) and ending on the earlier of (a) the last day of the calendar quarter during which the Commitment Period (defined below) ends or (b) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate capital commitments of the Company as of March 19, 2015 (the “Final Closing Date”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the Initial Closing Date), 0.1875% (i.e., 0.75% per annum) of the cost (including leverage) of portfolio investments that have not been sold, distributed to the unitholders, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment) as of the first day of such calendar quarter. Under the Advisory Agreement, the Management Fee in respect of the Closing Period (i.e., the period commencing on the Initial Closing Date and ending on the Final Closing Date) was calculated as if all capital commitments were made on the Initial Closing Date, regardless of when a unitholder’s units were actually issued. The “Commitment Period” of the Company began on the Initial Closing Date and ended on September 19, 2017. The total Management Fee earned by the Advisor for 2019 was $8.6 million.

Incentive Fee

In addition, the Adviser will receive an incentive fee (the “Incentive Fee”) as follows:

(i)

First, no Incentive Fee will be owed until the unitholders have collectively received cumulative distributions pursuant to this clause (i) equal to their aggregate capital contributions to the Company in respect of all units;

(ii)

Second, no Incentive Fee will be owed until the unitholders have collectively received cumulative distributions equal to a 9% internal rate of return on their aggregate capital contributions to the Company in respect of all units (the “Hurdle”);

(iii)

Third, the Adviser will be entitled to an Incentive Fee out of 100% of additional amounts otherwise distributable to unitholders until such time as the cumulative Incentive Fee paid to the Adviser is equal to 20% of the sum of (a) the amount by which the Hurdle exceeds the aggregate capital contributions of the unitholders in respect of all Units and (b) the amount of Incentive Fee being paid to the Adviser pursuant to this clause (iii); and

(iv)	Thereafter, the Adviser will be entitled to an Incentive Fee equal to 20% of additional amounts otherwise distributable to unitholders, with the remaining 80% distributed to the unitholders.

The Incentive Fee will be calculated on a cumulative basis and the amount of the Incentive Fee payable in connection with any distribution (or deemed distribution) will be determined and, if applicable, paid in accordance with the foregoing formula each time amounts are to be distributed to the unitholders.

If the Advisory Agreement terminates early for any reason other than (i) the Adviser voluntarily terminating the agreement or (ii) the Company terminating the agreement for cause (as set out in the Advisory Agreement), the Company will be required to pay the Adviser a final incentive fee payment (the “Final Incentive Fee Payment”). The Final Incentive Fee Payment will be calculated as of the date the Advisory Agreement is so terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (a) all the Company’s investments were liquidated for their current value (but without taking into account any unrealized appreciation of any portfolio investment), and any unamortized deferred portfolio investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all the Company’s outstanding liabilities, and (c) the remainder were distributed to unitholders and paid as Incentive Fee in accordance with the Incentive Fee waterfall described above for determining the amount of the Incentive Fee. The Company will make the Final Incentive Fee Payment in cash on or immediately following the date the Advisory Agreement is so terminated. Further, in the case of an early termination, the Adviser Return Obligation (defined below) will not apply in connection with a Final Incentive Fee Payment.

Adviser Return Obligation

After the Company has made its final distribution of assets in connection with the Company’s dissolution, if the Adviser has received aggregate payments of Incentive Fees in excess of the amount the Adviser was entitled to receive pursuant to “Incentive Fee” above, then the Adviser will return to the Company, on or before 90 days after such final distribution of assets by the Company, an amount equal to such excess (the “Adviser Return Obligation”). Notwithstanding the preceding sentence, in no event will the Adviser be required to return to the Company an amount greater than the aggregate Incentive Fees paid to the Adviser, reduced by the excess (if any) of (i) the aggregate federal, state and local income tax liability the Adviser incurred in connection with the payment of such Incentive Fees, over (ii) an amount equal to the United States federal and state tax benefits available to the Adviser by virtue of the payment made by the Adviser pursuant to its Adviser Return Obligation.

Administration Agreement

The Company has entered into an Administration Agreement with the Administrator under which the Administrator (or one or more delegated service providers) oversees the maintenance of the Company’s financial records and otherwise assist on the Company’s compliance with business development company and registered investment company rules, prepare reports to the Company’s unitholders, monitor the payment of the Company’s expenses and the performance of other administrative or professional service providers, and generally provide the Company with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on operating expenses described below.

Organizational and Operating Expenses

All investment professionals and staff of the Adviser, when and to the extent engaged in providing the Company investment advisory and management services (which exclude services provided pursuant to the Administration Agreement), and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser.

The Company, and indirectly the unitholders, will bear (including by reimbursing the Adviser or Administrator) all other costs and expenses of the Company’s operations, administration and transactions, including, without limitation, organizational and offering expenses (up to 10 basis points of capital commitments), management fees, costs of reporting required under applicable securities laws, legal fees of the Company’s counsel and accounting fees. However, the Company will not bear more than an amount equal to 12.5 basis points of the aggregate commitments per annum (pro-rated for partial years) for the Company’s costs and expenses other than offering and organizational expenses and ordinary operating expenses (“Company Expenses”), including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser. All expenses that the Company will not bear will be borne by the Adviser or its affiliates. Notwithstanding the foregoing, the cap on Company Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap described above), amounts payable in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), and certain other costs and expenses including those relating to the Company’s valuation, liquidation, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments to either the Adviser or the Administrator). In 2019, the Adviser did not incur any Company Expenses reimbursable to the Company related to the 12.5 basis point cap described above. Additionally, no amounts were recaptured by the Advisor related to the 10.0 basis point cap related to organizational and offering costs described above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2019 and fiscal year ended December 31, 2018.

Fiscal Year/Period	Audit Fees	Audit- Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2019	$404,500	$—	$16,750	$—
2018	$394,000	$—	$16,380	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above, for which fees were incurred by the Company for the fiscal years ended December 31, 2019 and 2018, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014).

3.2	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.1 to the registrant’s Annual Report on Form 10-K filed on March 17, 2020)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (incorporated by reference to Exhibit 32.2 to the registrant’s Annual Report on Form 10-K filed on March 17, 2020)

*	Filed herewith

ITEM 16.	Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: April 28, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial Officer)