Form 10-Q
period 2020-03-31
TCW Direct Lending LLC
filed 2020-05-11
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

The number of the Registrant’s common units outstanding at May 11, 2020 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt

Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	6.3%	$46,532,959	04/20/22	$46,103,498	$44,904,306

				6.3%	46,532,959		46,103,498	44,904,306

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan - 12.25% (PRIME + 9.00%, 1.00% Floor)	0.5%	3,996,117	11/22/20	3,996,117	3,520,579
	School Specialty, Inc.	04/07/17	Term Loan A - 12.25% (PRIME + 9.00%, 1.00% Floor)	3.7%	30,004,431	11/22/20	29,720,744	26,433,904

				4.2%	34,000,548		33,716,861	29,954,483

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.34% (LIBOR + 6.75%, 1.25% Floor)	1.4%	10,457,536	07/18/23	10,342,751	9,683,678

				1.4%	10,457,536		10,342,751	9,683,678

Distributors
	ASC Acquisition Holdings, LLC	02/05/20	PIK Term Loan - 11.75% inc. PIK (LIBOR +7.50%, 1.50% Floor, 2.50% PIK)	0.4%	3,103,630	02/22/22	3,032,122	3,103,630
	ASC Acquisition Holdings, LLC	02/25/19	Term Loan - 11.78% inc. PIK (LIBOR + 7.50%, 1.50% Floor, 2.50% PIK)	2.7%	23,277,675	02/22/22	22,830,202	19,273,915

				3.1%	26,381,305		25,862,324	22,377,545

Diversified Financial Services
	Carrier & Technology Holdings, LLC(4)	07/02/18	Term Loan – 11.75% inc. PIK (11.75%, Fixed Coupon, all PIK)	0.0%	42,679,251	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(1)	07/02/18	Revolver - 8.86% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.2%	8,776,437	07/02/23	8,776,437	8,644,791
	Guardia LLC (fka Carrier & Technology Solutions, LLC)	07/02/18	Term Loan - 8.86% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.4%	11,959,987	07/02/23	11,925,081	3,061,756

				1.6%	20,736,424		20,701,518	11,706,547

	Verus Analytics, LLC	04/11/16	First Lien Term Loan - 8.71% (LIBOR + 7.25%, 1.50% Floor)	2.2%	15,750,000	04/12/21	15,685,242	15,718,500

				3.8%	79,165,675		78,932,819	27,425,047

Food Products
	Harvest Hill Beverage Company	05/01/17	Term Loan A1 - 7.50% (LIBOR + 6.50%, 1.00% Floor)	7.9%	58,234,854	01/19/21	58,094,689	56,895,452
	Tonos 1 Operating Corp. (fka Connors Bros. Clover Leaf Seafoods Company) (Canada)(2)	01/30/20	Exit Term Loan B2 - 8.96% (LIBOR + 7.25%, 1.50% Floor)	0.9%	6,468,721	01/31/24	6,616,046	6,436,377
	Tonos US LLC (fka Bumble Bee Holdings, Inc.)	01/30/20	Exit Term Loan B1 - 8.96% (LIBOR + 7.25%, 1.50% Floor)	3.6%	25,874,882	01/31/24	26,464,182	25,745,508

				12.4%	90,578,457		91,174,917	89,077,337

Health Care Providers & Services
	Help at Home, LLC	08/03/15	Revolver - 7.88% (LIBOR + 6.63%, 1.25% Floor)	2.1%	14,864,865	08/03/20	14,864,865	14,864,865

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Health Care Providers & Services (con’t)
	Help at Home, LLC(3)	08/03/15	Term Loan B - 8.34% (LIBOR + 6.75%, 1.25% Floor)	6.2%	$44,697,585	08/03/20	$44,639,784	$44,697,585

				8.3%	59,562,450		59,504,649	59,562,450

Hotels, Restaurants & Leisure
	KBP Investments, LLC (fka FQSR, LLC)(1)	05/14/18	Delayed Draw Term Loan - 6.54% (LIBOR + 5.50%, 1.00% Floor)	1.5%	11,223,996	05/14/23	11,223,996	10,988,292
	KBP Investments, LLC (fka FQSR, LLC)	05/14/18	Term Loan - 7.21% (LIBOR + 5.50%, 1.00% Floor)	3.3%	24,139,386	05/14/23	23,643,999	23,632,460

				4.8%	35,363,382		34,867,995	34,620,752

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 8.41% (LIBOR + 7.00%, 1.00% Floor)	2.3%	18,546,807	08/26/21	18,498,336	16,135,722
	OTG Management, LLC	06/30/16	Term Loan - 8.84% (LIBOR + 7.00%, 1.00% Floor)	7.1%	58,502,243	08/26/21	58,174,169	50,896,951

				9.4%	77,049,050		76,672,505	67,032,673

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 11.45% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	1.9%	14,848,247	12/21/22	14,436,524	13,868,262

				16.1%	127,260,679		125,977,024	115,521,687

Household Durables
	Cedar Electronics Holdings, Corp.	01/30/19	Incremental Term Loan - 15.00% inc. PIK (15.00%, Fixed Coupon, all PIK)	0.4%	2,842,366	06/26/20	2,842,366	2,842,366
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan - 9.61% (LIBOR + 8.00%, 1.50% Floor)	2.8%	19,817,479	06/26/20	19,795,967	19,817,479

				3.2%	22,659,845		22,638,333	22,659,845

Industrial Conglomerates
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan - 13.00% inc. PIK (LIBOR + 7.00%, 1.50% Floor, 4.50% PIK)	13.7%	106,209,853	12/31/21	105,887,120	98,456,534

				13.7%	106,209,853		105,887,120	98,456,534

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 8.86% (LIBOR + 7.25%, 1.50% Floor)	5.7%	43,022,869	05/06/21	42,789,869	41,258,931
	ENA Holding Corporation	05/06/16	Revolver - 8.81% (LIBOR + 7.25%, 1.50% Floor)	1.1%	8,093,032	05/06/21	8,093,032	7,761,218

				6.8%	51,115,901		50,882,901	49,020,149

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 10.07% (LIBOR + 9.00%, 1.00% Floor)	1.7%	12,292,109	08/28/22	12,113,820	12,353,570

				1.7%	12,292,109		12,113,820	12,353,570

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Metals & Mining
	Pace Industries, Inc.(5)	06/30/15	First Lien Term Loan - 11.63% inc. PIK (LIBOR + 12.75%, 1.00% Floor, all PIK)	10.8%	$96,834,141	06/30/20	$96,162,915	$77,660,981

				10.8%	96,834,141		96,162,915	77,660,981

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan - 10.29% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	5.5%	50,239,518	07/01/21	50,073,873	39,186,824

				5.5%	50,239,518		50,073,873	39,186,824

Software
	Quicken Parent Corp.	04/01/16	First Lien Term Loan - 10.61% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 0.50% PIK)	2.5%	18,702,819	04/01/21	18,673,485	18,366,168
	Quicken Parent Corp.(1)	04/01/16	Revolver - 9.50% (LIBOR + 8.50%, 1.00% Floor)	0.1%	517,500	04/01/21	517,500	508,185

				2.6%	19,220,319		19,190,985	18,874,353

	Total Debt Investments			99.9%			828,564,790	716,718,789

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC(4),(7)		Class A	0.0%	9,807		708,537	—

				0.0%	9,807		708,537	—

Diversified Financial Services
	Carrier & Technology Holdings, LLC(4),(6)		Common Stock	0.0%	2,143		—	—
	Verus Financial, LLC(8)		Common Stock	1.0%	8,750		7,640,647	7,306,732

				1.0%	10,893		7,640,647	7,306,732

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(4)		Warrant, expires 12/21/27	0.0%	1,470,632		1,379,747	214,430

				0.0%	1,470,632		1,379,747	214,430

Household Durables
	Cedar Ultimate Parent LLC(4)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.2%	9,297,990		9,187,900	1,473,499
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.0%	2,900,000		—	—

				0.2%	12,497,990		9,187,900	1,473,499

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(4)		Common Stock	1.1%	2,670,415		9,799,470	7,877,724

				1.1%	2,670,415		9,799,470	7,877,724

Commercial Services & Supplies
	School Specialty, Inc.(4)		Warrant, expires 12/27/22	0.0%	487,004		124,656	—

				0.0%	487,004		124,656	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2020

	Issuer	Investment		Shares	Amortized Cost	Fair Value
Metals & Mining
	KPI Holding LLC(4)	Warrant, expires 06/30/2020	0.0%	4,466	$1,692,000	$—

			0.0%	4,466	1,692,000	—

	Total Equity Investments		2.3%		30,532,957	16,872,385

	Total Non-Controlled/Non-Affiliated Investments*		102.2%		$859,097,747	$733,591,174

				Shares	Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2),(9)	Preferred membership interests	22.1%	172,800	172,800,000	158,718,041
	TCW Direct Lending Strategic Ventures LLC(2),(9)	Common membership interests	0.0%	800	—	—

	Total Controlled/Affiliated Investments		22.1%		$172,800,000	$158,718,041

	Cash Equivalents

	Blackrock Liquidity Funds, Yield 0.33%		21.5%	153,919,969	153,919,969	153,919,969

	Total Investments 145.8%				$1,185,817,716	$1,046,229,184

	Net unrealized depreciation on unfunded commitments (0.0%)					$(149,590)

	Liabilities in Excess of Other Assets (45.8%)					$(328,739,181)

	Net Assets 100.0%					$717,340,413

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2020

*

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of March 31, 2020. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

(1)

Excluded from the investment above, is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

(2)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2020, $165,154,418 or 15.4% of the Company’s total assets were represented by “non-qualifying assets.”

(3)

In addition to the interest earned based on the stated interest rate of this loan, the Company is entitled to receive an additional interest amount on the “first out” tranche of the portfolio company’s first lien senior secured loans.

(4)	Non-income producing.
(5)	Default interest rate of 2% on non-accrual.
(6)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.
(7)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(8)	Holdings of Verus Financial, LLC common stock are held through TCW DL VF Holdings, Inc., a special purpose vehicle.
(9)

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

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Prime - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $24,094,575 and $68,847,970, respectively, for the year ended March 31, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown of Portfolio
United States	99.4%
Canada	0.6%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.80% (LIBOR + 7.00%, 1.00% Floor)	5.3%	$47,217,268	04/20/22	$46,728,546	$46,414,574

				5.3%	47,217,268		46,728,546	46,414,574

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan - 16.75% inc. PIK (PRIME + 9.00%, 1.00% Floor, 3.00% PIK)	0.4%	3,996,117	11/22/20	3,996,117	3,768,338
	School Specialty, Inc.	04/07/17	Term Loan A - 16.75% inc. PIK (PRIME + 9.00%, 1.00% Floor, 3.00% PIK)	3.3%	30,004,431	11/22/20	29,703,130	28,294,179

				3.7%	34,000,548		33,699,247	32,062,517

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.45% (LIBOR + 6.75%, 1.25% Floor)	1.0%	10,537,755	07/18/23	10,413,341	8,851,715

				1.0%	10,537,755		10,413,341	8,851,715

Distributors
	ASC Acquisition Holdings, LLC	02/25/19	Term Loan - 11.80% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.50% PIK)	1.9%	23,187,573	02/22/22	22,679,993	16,973,303

				1.9%	23,187,573		22,679,993	16,973,303

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan - 11.75% (11.75%, Fixed Coupon, all PIK)	0.0%	42,679,251	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(1)	07/02/18	Revolver - 9.02% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.0%	8,494,311	07/02/23	8,494,311	8,494,311
	Guardia LLC (fka Carrier & Technology Solutions, LLC)	07/02/18	Term Loan - 8.96% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.9%	11,692,763	07/02/23	11,655,180	7,740,609

				1.9%	20,187,074		20,149,491	16,234,920

	Verus Analytics, LLC	04/11/16	First Lien Term Loan - 9.20% (LIBOR + 7.25%, 0.75% Floor)	1.8%	15,859,375	04/12/21	15,778,386	15,859,375

				3.7%	78,725,700		78,473,936	32,094,295

Food Products
	Bumble Bee Foods, LLC	11/01/19	DIP Term Loan - 12.29% (LIBOR + 10.50%, 1.00% Floor)	0.3%	2,632,205	05/26/20	2,510,487	2,632,205
	Bumble Bee Foods, LLC	11/01/19	Delayed Draw Term Loan - 12.29% (LIBOR + 10.50%, 1.00% Floor)	0.3%	2,632,205	05/26/20	2,632,205	2,632,205
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 13.75% inc. PIK (PRIME + 7.50%, 2.00% Floor, 1.50% PIK)	3.9%	33,416,751	08/15/23	33,020,954	33,851,168
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 - 13.75% inc. PIK (PRIME + 7.50%, 2.00% Floor, 1.50% PIK)	1.1%	9,467,529	08/15/23	9,355,394	9,590,608
	Harvest Hill Beverage Company	01/20/16	Term Loan A1 - 8.30% (LIBOR + 6.50%, 1.00% Floor)	7.0%	61,188,810	01/19/21	60,995,793	61,188,810

				12.6%	109,337,500		108,514,833	109,894,996

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Health Care Providers & Services
	Help at Home, LLC(1)	08/03/15	Revolver - 8.43% (LIBOR + 6.63%, 1.25% Floor)	0.5%	$4,324,324	08/03/20	$4,324,324	$4,324,324
	Help at Home, LLC(3)	08/03/15	Term Loan B - 8.45% (LIBOR + 6.75%, 1.25% Floor)	5.1%	44,900,288	08/03/20	44,799,753	44,900,288

				5.6%	49,224,612		49,124,077	49,224,612

Hotels, Restaurants & Leisure
	KBP Investments, LLC (fka FQSR, LLC)(1)	05/14/18	Delayed Draw Term Loan - 7.42% (LIBOR + 5.50%, 1.00% Floor)	1.2%	10,797,116	05/14/23	10,797,116	10,797,116
	KBP Investments, LLC (fka FQSR, LLC)	05/14/18	Term Loan - 7.41% (LIBOR + 5.50%, 1.00% Floor)	2.8%	24,200,810	05/14/23	23,664,447	24,200,810

				4.0%	34,997,926		34,461,563	34,997,926

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 8.90% (LIBOR + 7.00%, 1.00% Floor)	2.1%	18,546,807	08/26/21	18,489,721	18,639,541
	OTG Management, LLC	06/30/16	Term Loan - 9.00% (LIBOR + 7.00%, 1.00% Floor)	6.7%	58,502,243	08/26/21	58,115,859	58,794,754

				8.8%	77,049,050		76,605,580	77,434,295

	Ruby Tuesday, Inc.(1)	12/21/17	Term Loan - 11.94% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	1.9%	17,034,239	12/21/22	16,510,648	16,540,246

				14.7%	129,081,215		127,577,791	128,972,467

Household Durables
	Cedar Electronics Holdings, Corp.	01/30/19	Incremental Term Loan - 15.00% inc. PIK (15.00% , Fixed Coupon, all PIK)	0.3%	2,738,388	06/26/20	2,738,388	2,738,388
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan - 9.70% (LIBOR + 8.00%, 1.50% Floor)	2.3%	19,817,479	06/26/20	19,773,204	19,817,479

				2.6%	22,555,867		22,511,592	22,555,867

Industrial Conglomerates
	H-D Advanced Manufacturing Company(3)	06/30/15	First Lien Last Out Term Loan - 10.44% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 1.50% PIK)	11.5%	105,574,504	12/31/21	105,205,810	100,190,204

				11.5%	105,574,504		105,205,810	100,190,204

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 9.16% inc. PIK (LIBOR + 7.25%, 1.00% Floor, 2.50% PIK)	4.8%	43,605,802	05/06/21	43,317,091	41,730,752
	ENA Holding Corporation	05/06/16	Revolver - 9.17% (LIBOR + 7.25%, 1.00% Floor, 2.50% PIK)	0.9%	8,092,133	05/06/21	8,092,133	7,744,172

				5.7%	51,697,935		51,409,224	49,474,924

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan -10.80% (LIBOR + 9.00%, 1.00% Floor)	1.4%	12,292,109	08/28/22	12,095,363	12,316,693

				1.4%	12,292,109		12,095,363	12,316,693

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 12.70% inc. PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	10.0%	$93,224,671	06/30/20	$91,874,763	$87,910,865

				10.0%	93,224,671		91,874,763	87,910,865

Pharmaceuticals
	Noramco, LLC(3)	07/01/16	Senior Term Loan - 10.48% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.1%	50,914,830	07/01/21	50,713,260	35,589,466

				4.1%	50,914,830		50,713,260	35,589,466

Software
	Quicken Parent Corp.(1)	04/01/16	First Lien Term Loan - 10.71% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.2%	20,324,881	04/01/21	20,284,943	19,715,135

				2.2%	20,324,881		20,284,943	19,715,135

	Total Debt Investments			86.0%			831,306,719	752,241,633

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC(4),(6)		Class A	0.0%	9,807		708,537	—

				0.0%	9,807		708,537	—

Diversified Financial Services
	Carrier & Technology Holdings, LLC(4),(5)		Common Stock	0.0%	2,143		—	—
	Verus Financial, LLC(7)		Common Stock	0.9%	8,750		7,640,647	8,049,137

				0.9%	10,893		7,640,647	8,049,137

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(4)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,007,408

				0.1%	1,470,632		1,379,747	1,007,408

Household Durables
	Cedar Ultimate Parent LLC(4)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.2%	9,297,990		9,187,900	1,640,937
	Cedar Ultimate Parent LLC(4)		Preferred Stock	0.0%	2,900,000		—	—

				0.2%	12,497,990		9,187,900	1,640,937

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(4)		Common Stock	2.3%	2,670,415		9,799,470	19,814,479

				2.3%	2,670,415		9,799,470	19,814,479

Commercial Services & Supplies
	School Specialty, Inc.(4)		Warrant, expires 12/27/22	0.0%	487,004		124,655	124,508

				0.0%	487,004		124,655	124,508

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

	Issuer	Investment		Shares	Amortized Cost	Fair Value
Metals & Mining
	KPI Holding LLC(4)	Warrant, expires 06/30/2020	0.0%	4,466	$1,692,000	$—

			0.0%	4,466	1,692,000	—

	Total Equity Investments		3.5%		30,532,956	30,636,469

	Total Non-Controlled/Non-Affiliated Investments*		89.5%		$861,839,675	$782,878,102

				Shares	Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2),(8)	Preferred membership interests	22.4%	211,200	211,200,000	195,726,195
	TCW Direct Lending Strategic Ventures LLC(2),(8)	Common membership interests	0.0%	800	—	—

	Total Controlled/Affiliated Investments		22.4%		$211,200,000	$195,726,195

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.52%		8.0%	69,842,068	69,842,068	69,842,068

	Total Investments 119.9%				$1,142,881,743	$1,048,446,365

	Net unrealized depreciation on unfunded commitments (0.0%)					$(25,875)

	Liabilities in Excess of Other Assets (19.9%)					$(174,192,368)

	Net Assets 100.0%					$874,228,122

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

(1)

Excluded from the investment above is an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

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

(4)	Non-income producing.
(5)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.
(6)	Holdings of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(7)	Holdings of Verus Financial, LLC common stock are held through TCW DL VF Holdings, Inc., a special purpose vehicle.
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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2020 (unaudited)	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $859,098 and $861,840, respectively)	$733,591	$782,878
Controlled affiliated investments (cost of $172,800 and $211,200, respectively)	158,718	195,726
Cash and cash equivalents	169,629	254,474
Interest receivable	9,244	7,427
Deferred financing costs	78	710
Prepaid and other assets	188	81

Total Assets	$1,071,448	$1,241,296

Liabilities
Credit facility payable	$350,000	$364,065
Management fees payable	2,012	2,094
Interest and credit facility expense payable	852	111
Unrealized depreciation on unfunded commitments	149	26
Directors’ fees payable	68	—
Other accrued expenses and other liabilities	1,027	772

Total Liabilities	$354,108	$367,068

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(680,250)	(618,250)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,595)	(13,595)

Common Unitholders’ capital	909,647	971,647
Accumulated loss	(192,307)	(97,419)

Total Members’ Capital	$717,340	$874,228

Total Liabilities and Members’ Capital	$1,071,448	$1,241,296

Net Asset Value Per Unit (accrual base) (Note 9)	$55.95	$63.74

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31,
	2020	2019
Investment Income:
Interest income from non-controlled/non-affiliated investments	$18,403	$24,626
Interest income from non-controlled/non-affiliated investments paid-in-kind	5,185	2,850
Dividend income from non-controlled/non-affiliated investments	195	69
Dividend income from controlled affiliated investments	—	20,800
Other fee income from non-controlled/non-affiliated investments	58	550

Total investment income	23,841	48,895

Expenses:
Interest and credit facility expenses	3,434	4,894
Management fees	2,012	2,195
Administrative fees	249	265
Professional fees	117	163
Directors’ fees	78	79
Other expenses	71	56

Total expenses	5,961	7,652

Net investment income	$17,880	$41,243

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-controlled/non- affiliated investments	$2,158	$(580)
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(46,668)	(10,844)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	1,392	(8,377)

Net realized and unrealized loss on investments	$(43,118)	$(19,801)

Net (decrease) increase in Members’ Capital from operations	$(25,238)	$21,442

Basic and diluted:
(Loss) Income per unit	$(1.25)	$1.06

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Loss	Total
Members’ Capital at December 31, 2018	$979,882	$(66,339)	$913,543
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	41,243	41,243
Net realized loss on investments	—	(580)	(580)
Net change in unrealized appreciation/depreciation on investments	—	(19,221)	(19,221)
Distributions to Members from:
Distributable earnings	—	(15,000)	(15,000)
Return of capital	(82,000)	—	(82,000)

Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2019	(82,000)	6,442	(75,558)

Members’ Capital at March 31, 2019	$897,882	$(59,897)	$837,985

Members’ Capital at December 31, 2019	$971,647	$(97,419)	$874,228
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	17,880	17,880
Net realized gain on investments	—	2,158	2,158
Net change in unrealized appreciation/depreciation on investments	—	(45,276)	(45,276)
Distributions to Members from:
Distributable earnings	—	(69,650)	(69,650)
Return of capital	(62,000)	—	(62,000)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	(62,000)	(94,888)	(156,888)

Members’ Capital at March 31, 2020	$909,647	$(192,307)	$717,340

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(25,238)	$21,442
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(18,909)	(13,164)
Interest income paid in-kind	(5,185)	(2,850)
Proceeds from sales and paydowns of investments	68,848	32,960
Net realized (gain) loss on investments	(2,158)	580
Change in net unrealized appreciation/depreciation on investments	45,276	19,221
Amortization of premium and accretion of discount, net	(1,454)	(1,255)
Amortization of deferred financing costs	683	629
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,817)	(2,495)
(Increase) decrease in receivable from Investment Adviser	—	(1)
(Increase) decrease in prepaid and other assets	(107)	31
Increase (decrease) in interest and credit facility expense payable	741	120
Increase (decrease) in management fees payable	(82)	(2,007)
Increase (decrease) in directors’ fees payable	68	68
Increase (decrease) in other accrued expenses and liabilities	255	121

Net cash provided by operating activities	$60,921	$53,400

Cash Flows from Financing Activities
Return of capital	$(62,000)	$(82,000)
Distributions to Members	(69,650)	(15,000)
Deferred financing costs paid	(51)	—
Proceeds from credit facility	197,000	40,000
Repayments of credit facility	(211,065)	(30,000)

Net cash used in financing activities	$(145,766)	$(87,000)

Net decrease in cash and cash equivalents	$(84,845)	$(33,600)
Cash and cash equivalents, beginning of period	$254,474	$145,912

Cash and cash equivalents, end of period	$169,629	$112,312

Supplemental and non-cash financing activities
Interest expense paid	$1,924	$4,027

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amount in thousands, except for unit data)

March 31, 2020

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

March 31, 2020

1. Organization and Basis of Presentation (continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2020, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2020 was $100,875.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

March 31, 2020

2. Significant Accounting Policies (continued)

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2020, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy

Income Taxes: So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. Federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Members as dividends. Rather, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s Members and will not be reflected in the consolidated financial statements of the Company.

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

March 31, 2020

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

March 31, 2020

3. Investment Valuations and Fair Value Measurements (continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2020:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$716,719	$—	$716,719
Equity	7,878	—	8,994	—	16,872
Investment Funds & Vehicles (1)	—	—	—	158,718	158,718
Cash equivalents	153,920	—	—	—	153,920

Total Assets	$161,798	$—	$725,713	$158,718	$1,046,229

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

March 31, 2020

3. Investment Valuations and Fair Value Measurements (continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2020:

	Debt	Equity	Total
Balance, January 1, 2020	$752,242	$10,822	$763,064
Purchases*	24,094	—	24,094
Sales and paydowns of investments	(28,312)	—	(28,312)
Amortization of premium and accretion of discount, net	(682)	—	(682)
Net realized gains	2,158	—	2,158
Net change in unrealized appreciation/depreciation	(32,781)	(1,828)	(34,609)

Balance, March 31, 2020	$716,719	$8,994	$725,713

Change in net unrealized appreciation/depreciation in investments held as of March 31, 2020	$(31,717)	$(1,703)	$(33,420)

*	Includes payments received in-kind

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

During the three months ended March 31, 2020 and 2019, the Company did not have any transfers between levels.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

March 31, 2020

3. Investment Valuations and Fair Value Measurements (continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2020.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$546,231	Income Method	Discount Rate	7.1% to 21.6%	13.4%	Decrease
Debt	$151,214	Market Method	EBITDA Multiple	4.5x to 7.5x	N/A	Increase
			Revenue Multiple	0.1x to 2.1x	N/A	Increase
Debt	$19,274	Income Method	Discount Rate	11.1% to 12.9%	16.8%	Decrease
		Market Method	EBITDA Multiple	6.5x to 7.5x	N/A	Increase
			Revenue Multiple	0.13x to 0.18x	N/A	Increase
Equity	$8,994	Market Method	EBITDA Multiple	3.5x to 11.0x	N/A	Increase
			Revenue Multiple	0.1x to 2.1x	N/A	Increase
Equity	$—	Income Method	Discount Rate	14.8% to 16.8%	N/A	Decrease

*	Weighted based on fair value

The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2019.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$483,357	Income Method	Discount Rate	5.8% to 17.4%	10.1%	Decrease
Debt	$210,997	Market Method	EBITDA Multiple	5.5x to 8.5x	N/A	Increase
			Revenue Multiple	2.2x to 2.4x	N/A	Increase
Debt	$32,062	Income Method	Take-Out Indication	100.0% to 100.0%	100.0%	Increase
			Discount Rate	18.6% to 23.2%	20.4%	Decrease
Debt	$16,973	Income Method	Take-Out Indication	100.0% to 100.0%	100.0%	Increase
		Market Method	EBITDA Multiple	7.5x to 8.5x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase
Debt	$8,853	Income Method	Discount Rate	14.2% to 17.9%	16.8%	Decrease
		Market Method	EBITDA Multiple	3.8x to 4.8x	N/A	Increase
Equity	$10,822	Market Method	EBITDA Multiple	4.8x to 12x	N/A	Increase
			Revenue Multiple	0.2x to 2.4x	N/A	Increase

*	Weighted based on fair value

Unless noted, the Company is utilizing the midpoint of a valuation range provided by an external, independent valuation firm.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

March 31, 2020

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

For the three months ended March 31, 2020 and 2019, Management Fees incurred amounted to $2,012 and $2,195, respectively, of which $2,012 and $497 remained payable at March 31, 2020 and 2019, respectively.

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

Since inception, the Company received $2,615 in such fees, of which $0 and $1,698 were paid during the three months ended March 31, 2020 and 2019, respectively.

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

March 31, 2020

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

For the three months ended March 31, 2020 and 2019, no Incentive Fees were incurred.

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

March 31, 2020

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

The Company’s investments in controlled affiliated investments as of and transactions during the three months ended March 31, 2020 were as follows:

	Fair Value as of January 1, 2020	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of March 31, 2020	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$195,726	$—	$(38,400)	$1,392	$158,718	$—	$—

Total Controlled Affiliates	$195,726	$—	$(38,400)	$1,392	$158,718	$—	$—

The Company’s investments in controlled affiliated investments as of and transactions during the year ended December 31, 2019 were as follows:

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

Total Controlled Affiliates	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

For the three months ended March 31, 2020 and year ended December 31, 2019, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the three months ended March 31, 2020 and year ended December 31, 2019, the Company recognized $0 and $4,833, respectively, of net realized gain distributions from TCW Strategic Ventures.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

March 31, 2020

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2020 and December 31, 2019:

	Maturity/ Expiration	March 31, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$2,038	$30	$2,124	$—
KBP Investments, LLC (fka FQSR, LLC)	September 2021	5,372	113	5,798	—
Help At Home, LLC	August 2020	—	—	10,541	—
Quicken Parent Corp.	April 2021	345	6	863	26
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$12,330	$149	$23,901	$26

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2020, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2020, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three months ended March 31, 2020 and 2019, the Company did not sell or issue any Common Units. The activity for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Units at beginning of year	20,134,698	20,134,698

Units issued and committed at end of year	20,134,698	20,134,698

The Company did not process any deemed distributions and re-contributions during the three months ended March 31, 2020 and 2019.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

March 31, 2020

7. Credit Facility (continued)

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2020, the Company was in compliance with such covenants.

As of March 31, 2020 and December 31, 2019, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement was $375,000 and $387,065, respectively.

As of March 31, 2020 and December 31, 2019, the amounts outstanding under the Credit Facility were $350,000 and $364,065, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2020 and December 31, 2019, $78 and $710, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three month ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Credit facility interest expense	$1,915	$4,129
Undrawn commitment fees	820	120
Administrative fees	16	16
Amortization of deferred financing costs	683	629

Total	$3,434	$4,894

Weighted average interest rate	3.84%	4.88%
Average outstanding balance	$200,381	$383,333

On December 31, 2019, the Company’s ratio of aggregate fair value of all eligible portfolio assets (as defined in the Credit Agreement) to the principal amount outstanding (“Ratio of Eligible Portfolio Assets”) fell below 150%, which triggered a mandatory prepayment provision in the Credit Agreement requiring the Company to utilize all cash receipts attributable to the eligible portfolio assets as a prepayment to the outstanding principal obligation, within five days of collecting such cash receipts, until such a time when the Ratio of Eligible Portfolio Assets exceeds 150%. The Company’s Ratio of Eligible Portfolio Assets exceeded 150% on January 10, 2020 through March 26, 2020. On March 27, 2020, the Company’s Ratio of Eligible Portfolio Assets fell below 150%. However, in connection with the First Amendment to the Third Amended and Restated Revolving Credit Agreement executed on April April 6, 2020 (see Note 11), the mandatory repayment was waived by Natixis.

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

March 31, 2020

8. Income Taxes (continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of March 31, 2020 and December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation on investments, for federal income tax purposes, was as follows:

	March 31, 2020	December 31, 2019
Cost of investments for federal income tax purposes	$1,185,967	$1,136,131
Unrealized appreciation	$424	$78
Unrealized depreciation	$140,162	$87,789
Net unrealized appreciation (depreciation) on investments	$(139,738)	$(87,711)

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

March 31, 2020

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2020 and 2019 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Three Months Ended March 31,
	2020	2019
Net Asset Value Per Unit (accrual base), Beginning of Period	$63.74	$65.69
Income from Investment Operations:
Net investment income(1)	0.89	2.05
Net realized and unrealized loss	(2.14)	(0.99)

Total from investment operations	(1.25)	1.06
Less Distributions:
From net investment income	(3.46)	(0.74)
Return of capital	(3.08)	(4.07)

Total distributions(2)	(6.54)	(4.81)

Net Asset Value Per Unit (accrual base), End of Period	$55.95	$61.94

Common Unitholder Total Return(3)(4)	(3.1)%	2.6%

Common Unitholder IRR(5)	7.3%	7.7%

Ratios and Supplemental Data
Members’ Capital, end of period	$717,340	$837,985
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	2.85%	3.59%
Ratio of net expenses to average net assets(6)	2.85%	3.59%
Ratio of financing cost to average net assets(4)	0.41%	0.57%
Ratio of net investment income to average net assets(6)	8.54%	19.35%
Credit facility payable	$350,000	$375,000
Asset coverage ratio	3.0	3.2
Portfolio turnover rate(4)	2.2%	1.0%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2020 and 2019.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the three months ended March 31, 2020 and 2019 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.3% through March 31, 2020. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

March 31, 2020

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 6, 2020, the Company entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Amendment”), by and among the Company, as borrower, and Natixis, New York Branch, as administrative agent and the lenders party thereto, which amends that certain Revolving Credit Agreement, dated as of November 12, 2014, that was subsequently amended by an Amended and Restated Revolving Credit Agreement, dated as of December 22, 2014, a Second Amended and Restated Revolving Credit Agreement, dated as of July 1, 2015, and a Third Amended and Restated Revolving Credit Agreement dated as of April 10, 2017 (as so amended and restated, the “Credit Agreement”). Certain terms of the Credit Agreement are described below, and reference is made to the Credit Agreement for complete terms and conditions.

The Credit Agreement provides for a revolving credit line of up to $375,000 (with an option for the Company to increase this amount to $450,000 subject to consent of the lenders and satisfaction of certain other conditions), subject to the available borrowing base, which is generally the sum of (a) a percentage of certain eligible investments, (b) a percentage of remaining unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors, portfolio investments and substantially all other assets of the Company. The stated maturity date of the Credit Agreement is April 9, 2021, which date (subject to the satisfaction of certain conditions) may be extended by the Borrower for up to an additional 364 days. Borrowings under the Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 2.50%, (b) commercial paper rate plus 2.50%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 1.50%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 1.00%.

The recent global outbreak of COVID-19 has disrupted economic markets and its corresponding impact on the financial results of the Company depend on highly uncertain and unpredictable future developments such as the duration and spread of the outbreak and related advisories and restrictions. If the financial markets and/or the overall economy are impacted for an extended period, the future financial results of the Company may be materially affected. For additional information regarding the impact of the COVID-19 pandemic on the Company see “Risk Factors” in Part II, Item 1A of this Form 10-Q.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our objectives as a result of the current COVID-19 pandemic;

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could affect our results, particularly when we are using leverage as part of our investment strategy;

•	our future operating results;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	uncertainty surrounding the impact of the current COVID-19 pandemic on the financial stability of the global economy;

•

the social, geopolitical, financial, trade and legal implications of Brexit, as well as the impact of COVID-19 on ongoing negotiations between the United Kingdom and various countries in the European Union;

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in the Form 10-K that we filed with the SEC on March 16, 2020 and elsewhere in this report.

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

Investment Activity

Based on fair values as of March 31, 2020, our non-controlled/non-affiliated portfolio consisted of 19 debt investments and eight equity investments. Of these investments, 97.7% were debt investments, which were primarily senior secured, first lien term loans and 2.3%, were equity comprised of common and preferred stocks as well as warrants.

Based on fair values as of December 31, 2019, our non-controlled/non-affiliated portfolio consisted of 19 debt investments and eight equity investments. Of these investments, 96.1% were debt investments, which were primarily senior secured, first lien term loans and 3.9% were equity comprised of common and preferred stocks as well as warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of March 31, 2020:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	16%
Industrial Conglomerates	13%
Food Products	12%
Metals & Mining	11%
Health Care Providers & Services	8%
Information Technology Services	7%
Auto Components	6%
Pharmaceuticals	5%
Diversified Financial Services	5%
Commercial Services & Supplies	4%
Household Durables	3%
Distributors	3%
Software	3%
Internet & Direct Marketing Retail	2%
Construction & Engineering	1%
Technologies Hardware, Storage and Peripherals	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $23.6 million and $27.5 million, for the three months ended March 31, 2020 and 2019, respectively.

Results of Operations

Our operating results for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Total investment income	$23,841	$48,895
Expenses	5,961	7,652

Net investment income	17,880	41,243
Net realized gain (loss) on non-controlled/non-affiliated investments	2,158	(580)
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(46,668)	(10,844)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	1,392	(8,377)

Net (decrease) increase in Members’ Capital from operations	$(25,238)	$21,442

Total investment income

Total investment income for the three months ended March 31, 2020 and 2019 was $23.8 million and $48.9 million, respectively, and included interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments of $23.6 million and $27.5 million, respectively, as well as dividend income of $0 and $20.8 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015. Total investment income for the three months ended March 31, 2020 and 2019 included dividend income from non-controlled/non-affiliated investments of $0.2 million and $0.1 million, respectively, as well as other fee income of $0.1 million and $0.6 million, respectively.

The decrease in total investment income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, is primarily due to the decrease in dividend income from TCW Strategic Ventures. TCW Strategic Ventures did not make a dividend distribution to us during the current quarter compared to the three months ended March 31, 2019 during which we received $20.8 million. TCW Strategic Ventures opted not make a dividend distribution during the current quarter in anticipation of future cash needs and available sources of cash.

Net investment income

Net investment income for the three months ended March 31, 2020 and 2019 was $17.9 million and $41.2 million, respectively. The decrease in net investment income during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily attributable to the decrease in our total investment income.

Operating expenses for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Expenses
Interest and credit facility expenses	$3,434	$4,894
Management fees	2,012	2,195
Administrative fees	249	265
Professional fees	117	163
Directors’ fees	78	79
Other expenses	71	56

Total expenses	$5,961	$7,652

Our total operating expenses for the three months ended March 31, 2020 and 2019 were $6.0 million and $7.7 million, respectively. Our operating expenses include management fees attributed to the Adviser of $2.0 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in operating expenses during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily due to lower interest and credit facility expenses driven lower average outstanding debt balance during the current quarter, partially offset by higher undrawn commitment fees.

Net realized gain (loss) on non-controlled/non-affiliated investments

Our net realized gain (loss) on non-controlled/non-affiliated investments for the three months ended March 31, 2020 and 2019 was $2.2 million and ($0.6) million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the quarter was primarily attributable to the disposition of our term loans to Bumble Bee Holdings, Inc., which resulted in a realized gain of $2.1 million. Our net realized loss on non-controlled/non-affiliated investments during the three months ended March 31, 2019 was primarily due to our warrants for Quantum Corporation, which the portfolio company repurchased during the quarter.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended March 31, 2020 and 2019 was ($46.7) million and ($10.8) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Pace Industries, Inc.	Term Loan	$(14,538)
Quantum Corporation	Common Stock	(11,937)
OTG Management, LLC	Term Loan	(10,469)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(4,949)
H-D Advanced Manufacturing Company	Term Loan	(2,414)
School Specialty. Inc.	Term Loan	(1,878)
Harvest Hill	Term Loan	(1,392)
Noramco, LLC	Term Loan	4,237
ASC Acquisition Holdings, LLC	Term Loan	2,150
All others	Various	(5,478)

Net change in unrealized appreciation/depreciation		$(46,668)

Our net change in unrealized appreciation/depreciation during the three months ended March 31, 2020 was affected by the widening of credit spreads as well as other consequences of the uncertainty and economic volatility caused by COVID-19; in addition to other business conditions unique to our respective issuers.

Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2019 was primarily due to our term loans to Carrier & Technology Holdings, LLC; Guardia LLC (formerly known as Carrier & Technology Solutions, LLC); Frontier Spinning Mills Inc.; and Bumble Bee Holdings, Inc., which collectively recorded $12.1 million in net change in unrealized depreciation during the quarter. These were partially offset by our Quantum Corporation warrants, which recorded an aggregate $1.8 million in unrealized appreciation during the quarter.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments for the three months ended March 31, 2020 and 2019 was $1.4 million and ($8.4) million, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three months ended March 31, 2020 was primarily attributable to TCW Strategic Ventures, which, during the current quarter, generated more interest income than its unrealized losses, leading to a slight increase in its ending net asset value.

The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three months ended March 31, 2019 was primarily attributable to TCW Strategic Ventures, which, during the three months ended March 31, 2019, recognized a net depreciation on its investments.

Net (decrease) increase in members’ capital from operations

Our net (decrease) increase in members’ capital from operations during the three months ended March 31, 2020 and 2019 was ($25.2) million and $21.4 million, respectively. The relative decrease during the three months ended March 31, 2020 compared to the increase during the three months ended March 31, 2019 is primarily due to higher net realized and unrealized loss on investments, coupled with lower net investment income during the current quarter versus the comparative quarter in the prior year.

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

The Company’s investments in controlled affiliated investments as of and transactions during the three months ended March 31, 2020 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2020	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of March 31, 2020	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$195,726	$—	$(38,400)	$1,392	$158,718	$—	$—

Total Controlled Affiliates	$195,726	$—	$(38,400)	$1,392	$158,718	$—	$—

The Company’s investments in controlled affiliated investments for the years ended December 31, 2019 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Gains and (Losses)	Fair Value as of December 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

Total Controlled Affiliates	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

For the three months ended March 31, 2020 and year ended December 31, 2019, we did not recognize any realized gains (losses) on controlled affiliated investments. During the three months ended March 31, 2020 and year ended December 31, 2019, we recognized $0 and $4,833, respectively, of net realized gain distributions from TCW Strategic Ventures.

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

As of March 31, 2020 and December 31, 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2020	December 31, 2019
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2020, we were in compliance with such covenants.

As of March 31, 2020 and December 31, 2019, the Available Commitment under the Third Amended and Restated Revolving Credit Agreement is $375.0 million and $387.1 million, respectively.

As of March 31, 2020 and December 31, 2019, the amounts outstanding under the Credit Facility were $350.0 million and $364.1 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. The Company incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2020 and December 31, 2019, $0.1 million and $0.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Credit facility interest expense	$1,915	$4,129
Undrawn commitment fees	820	120
Administrative fees	16	16
Amortization of deferred financing costs	683	629

Total	$3,434	$4,894

Weighted average interest rate	3.84%	4.88%
Average outstanding balance	$200,381	$383,333

A summary of our contractual payment obligations as of March 31, 2020 and December 31, 2019 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2020	$750,000	$350,000	$25,000
Total Debt Obligations – December 31, 2019	$750,000	$364,065	$23,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

On December 31, 2019, our ratio of aggregate fair value of all eligible portfolio assets (as defined in the Credit Agreement) to the principal amount outstanding (“Ratio of Eligible Portfolio Assets”) fell below 150%, which triggered a mandatory prepayment provision in the Credit Agreement requiring us to utilize all cash receipts attributable to the eligible portfolio assets as a prepayment to the outstanding principal obligation, within five days of collecting such cash receipts, until such a time when the Ratio of Eligible Portfolio Assets exceeds 150%. Our Ratio of Eligible Portfolio Assets exceeded 150% on January 10, 2020. through March 26, 2020. On March 27, 2020, our Ratio of Eligible Portfolio Assets fell below 150%. However, in connection with the First Amendment to the Third Amended and Restated Revolving Credit Agreement executed on April April 6, 2020 (see Note 11 to the Consolidated Financial Statements), the mandatory repayment was waived by Natixis.

We had the following unfunded commitments and unrealized losses by investment as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

	Maturity/ Expiration	March 31, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$2,038	$30	$2,124	$—
KBP Investments, LLC (fka FQSR, LLC)	September 2021	5,372	113	5,798	—
Help At Home, LLC	August 2020	—	—	10,541	—
Quicken Parent Corp.	April 2021	345	6	863	26
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$12,330	$149	$23,901	$26

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2020 and December 31, 2019, the Company’s unfunded commitment to Strategic Ventures was $219,646.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At March 31, 2020, 99.6% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2020, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 30.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our March 31, 2020 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$33,408	$10,646	$22,762
Up 200 basis points	22,319	7,097	15,222
Up 100 basis points	11,230	3,549	7,681
Down 100 basis points	(1,046)	(3,638)	2,592
Down 200 basis points	(1,585)	(3,638)	2,053
Down 300 basis points	(565)	(3,638)	3,073

Item 4.	CONTROLS AND PROCEDURES

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

In addition to the other information set forth within the Form 10-Q, consideration should be given to the risk factors previously disclosed in our Annual Report on Form 10-K that we filed with the SEC on March 16, 2020, as amended by Form 10-K/A filed April 29, 2020, and the following risk factor regarding the impact of the COVID-19 pandemic.

The COVID-19 pandemic has materially and adversely affected certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows.

In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) was first reported in China and spread rapidly to across the world, including to the United States. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the United States credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) government imposition of various forms of “stay at home” orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which may not adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and on the markets and the economy in general, and that impact could be material. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our Unitholders.

Further, from an operational perspective, many of our Adviser’s investment professionals are currently working remotely. An extended period of remote work arrangements could increase operational risks, including but not limited to cybersecurity risks and risks related to business continuity capacity, which may impair our ability to manage our business. In addition, we are highly dependent on third party services providers for certain communication and information systems. As a result, we rely upon the successful implementation and execution of the business continuity planning of such providers in the current environment. If one or more of these third parties to whom we outsource certain critical business activities experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse effect on our business, and its financial condition, results of operations, liquidity and cash flows.

In addition, the United States capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions may also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

To the extent the COVID-19 outbreak has an adverse impact on our business, financial position, results of operations, liquidity and capital resources, or overall business operations, it may also have the effect of heightening many of the other risks disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by Form 10-K/A filed April 29, 2020, any of our subsequent Quarterly Reports on Form 10-Q and other filings we make with the SEC.

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

10.10	First Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2020, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2020).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months ended March 31, 2020

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 11, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 11, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer