Form 10-Q
period 2020-06-30
TCW Direct Lending LLC
filed 2020-08-10
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

The number of the Registrant’s common units outstanding at August 10, 2020 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt(1)
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	6.2%	$45,848,651	04/20/22	$45,476,915	$44,014,705

				6.2%	45,848,651		45,476,915	44,014,705

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 7.75% (LIBOR + 6.50%, 1.25% Floor)	1.2%	9,512,658	07/18/23	9,416,143	8,618,468

				1.2%	9,512,658		9,416,143	8,618,468

Distributors
	ASC Acquisition Holdings, LLC	02/05/20	PIK Term Loan - 11.50% (LIBOR + 10.00%, 1.50% Floor, 11.50%)	0.4%	3,091,810	02/22/22	3,030,216	3,091,810
	ASC Acquisition Holdings, LLC	02/25/19	Term Loan - 11.50% inc. PIK (LIBOR + 10.00%, 1.50% Floor, 11.50% PIK)	1.8%	23,782,915	02/22/22	23,394,286	12,557,379
	ASC Acquisition Holdings, LLC	06/02/20	Third Priming Term Loan -11.50% (LIBOR + 10.00%, 1.50% Floor, 11.50%)	1.1%	7,471,875	02/22/22	7,291,504	7,471,875

				3.3%	34,346,600		33,716,006	23,121,064

Diversified Consumer Services
	School Specialty, Inc.	05/13/20	Term Loan - 6.00% inc. PIK (LIBOR + 5.00%, 1.00% Floor, 2.00% PIK)	1.2%	8,084,150	11/22/20	8,084,150	8,084,150
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan - 12.25% (PRIME + 9.00%, 1.00% Floor)	0.5%	3,996,117	11/12/20	3,996,117	3,476,622
	School Specialty, Inc.	04/07/17	Term Loan A - 12.25% (PRIME + 9.00%, 1.00% Floor)	3.7%	30,431,030	11/22/20	30,174,375	26,474,996

				4.2%	34,427,147		34,170,492	29,951,618

				5.4%	42,511,297		42,254,642	38,035,768

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)	07/02/18	Term Loan - 11.75% inc. PIK (11.75%, Fixed Coupon, all PIK)	0.0%	42,679,251	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)	07/02/18	Revolver - 9.00% inc. PIK (LIBOR + 7.50%, 1.50% Floor, all PIK)	1.2%	9,222,948	07/02/23	9,222,948	8,623,457
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)	07/02/18	Term Loan - 9.00% inc. PIK (LIBOR + 7.50%, 1.50% Floor, all PIK)	0.4%	12,227,586	07/02/23	12,195,356	2,555,565

				1.6%	21,450,534		21,418,304	11,179,022

	Verus Analytics, LLC	04/11/16	First Lien Term Loan - 8.75% (LIBOR + 7.25%, 1.50% Floor)	2.2%	15,640,625	04/12/21	15,591,881	15,640,625

				3.8%	79,770,410		79,556,244	26,819,647

Food Products
	Harvest Hill Beverage Company	05/01/17	Term Loan A1 - 7.50% (LIBOR + 6.50%, 1.00% Floor)	6.5%	46,148,448	01/19/21	46,071,871	46,148,448

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Food Products (con’t)
	Tonos 1 Operating Corp. (fka Connors Bros. Clover Leaf Seafoods Company) (Canada)(3)	01/30/20	Exit Term Loan B2 - 8.75% (LIBOR + 7.25%, 1.50% Floor)	0.8%	$6,008,085	01/31/24	$6,136,025	$6,008,085
	Tonos US LLC (fka Bumble Bee Holdings, Inc.)	01/30/20	Exit Term Loan B1 - 8.75% (LIBOR + 7.25%, 1.50% Floor)	2.0%	14,211,696	01/31/24	14,514,328	14,211,696

				9.3%	66,368,229		66,722,224	66,368,229

Hotels, Restaurants & Leisure
	KBP Investments, LLC (fka FQSR, LLC)	05/14/18	Delayed Draw Term Loan - 6.50% (LIBOR + 5.50%, 1.00% Floor)	1.5%	11,223,996	05/14/23	11,223,996	10,999,516
	KBP Investments, LLC (fka FQSR, LLC)	05/14/18	Term Loan - 6.50% (LIBOR + 5.50%, 1.00% Floor)	3.3%	24,077,964	05/14/23	23,623,349	23,596,404

				4.8%	35,301,960		34,847,345	34,595,920

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 10.00% (LIBOR + 9.00%, 1.00% Floor)	2.2%	18,500,440	08/26/21	18,460,683	15,873,378
	OTG Management, LLC	06/30/16	Term Loan - 10.22% (LIBOR + 9.00%, 1.00% Floor)	7.1%	58,355,987	08/26/21	58,086,898	50,069,437

				9.3%	76,856,427		76,547,581	65,942,815

	Ruby Tuesday, Inc.	12/21/17	Term Loan - 9.00% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	1.6%	12,280,939	12/21/22	11,979,230	11,224,778

				15.7%	124,439,326		123,374,156	111,763,513

Household Durables
	Cedar Electronics Holdings, Corp.	01/30/19	Incremental Term Loan - 15.00% inc. PIK (15.00%, Fixed Coupon, all PIK)	0.4%	2,949,078	06/26/20	2,949,078	2,949,078
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan - 9.50% (LIBOR + 8.00%, 1.50% Floor, all PIK)	2.9%	20,299,039	06/26/20	20,295,589	20,299,039

				3.3%	23,248,117		23,244,667	23,248,117

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan - 14.00% inc. PIK (LIBOR + 12.00%, 1.50% Floor, 5.50% PIK)	11.3%	107,503,548	12/31/21	107,226,776	80,305,150

				11.3%	107,503,548		107,226,776	80,305,150

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 8.75% (LIBOR + 7.25%, 1.50% Floor)	5.7%	42,026,734	05/06/21	41,849,649	40,765,932
	ENA Holding Corporation	05/06/16	Revolver - 8.75% (LIBOR + 7.25%, 1.50% Floor)	1.1%	8,093,032	05/06/21	8,093,032	7,850,241

				6.8%	50,119,766		49,942,681	48,616,173

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 10.57% inc. PIK (LIBOR + 9.50%, 1.00% Floor, 2.50% PIK)	1.7%	12,313,450	08/28/22	12,153,619	12,276,510

				1.7%	12,313,450		12,153,619	12,276,510

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Metals & Mining
	Pace Industries, Inc.(2)	06/01/20	HoldCo Term Loan - 13.50% inc. PIK (LIBOR + 12.00%, 1.50% Floor, all PIK)	7.8%	$78,302,071	06/01/25	$78,140,479	$55,516,168
	Pace Industries, Inc.	06/01/20	Opco Term Loan - 9.75% inc. PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	7.4%	52,151,315	06/01/25	52,108,265	52,151,315

				15.2%	130,453,386		130,248,744	107,667,483

Pharmaceuticals
	Noramco, LLC	07/01/16	Senior Term Loan - 9.38% inc. PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	6.2%	50,264,543	12/31/23	50,051,942	44,031,740

				6.2%	50,264,543		50,051,942	44,031,740

Software
	Quicken Parent Corp.	04/01/16	First Lien Term Loan - 9.50% (LIBOR + 8.50%, 1.00% Floor)	2.6%	18,495,074	04/01/21	18,473,312	18,495,074

				2.6%	18,495,074		18,473,312	18,495,074

	Total Debt Investments			92.0%			791,858,071	653,381,641

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC(2),(4)		Class A	0.0%	9,807		708,537	—

				0.0%	9,807		708,537	—

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2),(6)		Common Stock	0.0%	2,143		—	—
	Verus Financial, LLC(5)		Common Stock	0.8%	8,750		7,640,647	5,545,750

				0.8%	10,893		7,640,647	5,545,750

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(2)		Warrant, expires 12/21/27	0.0%	1,470,632		1,379,747	112,062

				0.0%	1,470,632		1,379,747	112,062

Household Durables
	Cedar Ultimate Parent LLC(2)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(2)		Preferred Stock	0.0%	2,900,000		—	—
	Cedar Ultimate Parent LLC(2)		Preferred Stock	0.0%	9,297,990		9,187,900	68,991

				0.0%	12,497,990		9,187,900	68,991

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)		Common Stock	1.4%	2,670,415		9,799,470	10,307,802

				1.4%	2,670,415		9,799,470	10,307,802

Metals & Mining
	Pace Industries, Inc.(2)		Common Stock	0.0%	917,418		2,110,522	—

				0.0%	917,418		2,110,522	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2020

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
Diversified Consumer Services
	School Specialty, Inc.(2)	Warrant, expires 12/27/22	0.0%	5,721,690	$124,656	$—

			0.0%	5,721,690	124,656	—

	Total Equity Investments		2.2%		30,951,479	16,034,605

	Total Non-Controlled/Non-Affiliated Investments(7)		94.2%		$822,809,550	$669,416,246

					Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(3)(8)	Preferred membership interests	23.0%	172,800	172,800,000	162,961,351
	TCW Direct Lending Strategic Ventures LLC(2)(3)(8)	Common membership interests	0.0%	800	—	—

	Total Controlled/Affiliated Investments		23.0%		$172,800,000	$162,961,351

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.10%		13.8%	97,669,010	97,669,010	97,669,010

	Total Investments 131.0%				$1,093,278,560	$930,046,607

	Net unrealized depreciation on unfunded commitments (0.0%)					$(223,915)

	Liabilities in Excess of Other Assets (31.0%)					$(220,083,964)

	Net Assets 100.0%					$709,738,728

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2020

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)	Non-income producing.
(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2020, $168,969,436 or 15.2% of the Company’s total assets were represented by “non-qualifying assets.”

(4)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(5)	Holdings of Verus Financial, LLC common stock are held through TCW DL VF Holdings, Inc., a special purpose vehicle.
(6)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.
(7)

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of June 30, 2020. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $77,214,647 and $156,915,532, respectively, for the period ended June 30, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	99.4%
Canada	0.6%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt(1)
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.80% (LIBOR + 7.00%, 1.00% Floor)	5.3%	$47,217,268	04/20/22	$46,728,546	$46,414,574

				5.3%	47,217,268		46,728,546	46,414,574

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan - 16.75% inc. PIK (PRIME + 9.00%, 1.00% Floor, 3.00% PIK)	0.4%	3,996,117	11/22/20	3,996,117	3,768,338
	School Specialty, Inc.	04/07/17	Term Loan A - 16.75% inc. PIK (PRIME + 9.00%, 1.00% Floor, 3.00% PIK)	3.3%	30,004,431	11/22/20	29,703,130	28,294,179

				3.7%	34,000,548		33,699,247	32,062,517

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.45% (LIBOR + 6.75%, 1.25% Floor)	1.0%	10,537,755	07/18/23	10,413,341	8,851,715

				1.0%	10,537,755		10,413,341	8,851,715

Distributors
	ASC Acquisition Holdings, LLC	02/25/19	Term Loan - 11.80% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.50% PIK)	1.9%	23,187,573	02/22/22	22,679,993	16,973,303

				1.9%	23,187,573		22,679,993	16,973,303

Diversified Financial Services
	Carrier & Technology Holdings, LLC	07/02/18	Term Loan - 11.75% (11.75%, Fixed Coupon, all PIK)	0.0%	42,679,251	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)	07/02/18	Revolver - 9.02% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.0%	8,494,311	07/02/23	8,494,311	8,494,311
	Guardia LLC (fka Carrier & Technology Solutions, LLC)	07/02/18	Term Loan - 8.96% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.9%	11,692,763	07/02/23	11,655,180	7,740,609

				1.9%	20,187,074		20,149,491	16,234,920

	Verus Analytics, LLC	04/11/16	First Lien Term Loan - 9.20% (LIBOR + 7.25%, 0.75% Floor)	1.8%	15,859,375	04/12/21	15,778,386	15,859,375

				3.7%	78,725,700		78,473,936	32,094,295

Food Products
	Bumble Bee Foods, LLC	11/01/19	DIP Term Loan - 12.29% (LIBOR + 10.50%, 1.00% Floor)	0.3%	2,632,205	05/26/20	2,510,487	2,632,205
	Bumble Bee Foods, LLC	11/01/19	Delayed Draw Term Loan - 12.29% (LIBOR + 10.50%, 1.00% Floor)	0.3%	2,632,205	05/26/20	2,632,205	2,632,205
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 13.75% inc. PIK (PRIME + 7.50%, 2.00% Floor, 1.50% PIK)	3.9%	33,416,751	08/15/23	33,020,954	33,851,168
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(2)	08/15/17	Term Loan B2 - 13.75% inc. PIK (PRIME + 7.50%, 2.00% Floor, 1.50% PIK)	1.1%	9,467,529	08/15/23	9,355,394	9,590,608
	Harvest Hill Beverage Company	01/20/16	Term Loan A1 - 8.30% (LIBOR + 6.50%, 1.00% Floor)	7.0%	61,188,810	01/19/21	60,995,793	61,188,810

				12.6%	109,337,500		108,514,833	109,894,996

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Health Care Providers & Services
	Help at Home, LLC	08/03/15	Revolver - 8.43% (LIBOR + 6.63%, 1.25% Floor)	0.5%	$4,324,324	08/03/20	$4,324,324	$4,324,324
	Help at Home, LLC	08/03/15	Term Loan B - 8.45% (LIBOR + 6.75%, 1.25% Floor)	5.1%	44,900,288	08/03/20	44,799,753	44,900,288
				5.6%	49,224,612		49,124,077	49,224,612
Hotels, Restaurants & Leisure
	KBP Investments, LLC (fka FQSR, LLC)	05/14/18	Delayed Draw Term Loan - 7.42% (LIBOR + 5.50%, 1.00% Floor)	1.2%	10,797,116	05/14/23	10,797,116	10,797,116
	KBP Investments, LLC (fka FQSR, LLC)	05/14/18	Term Loan - 7.41% (LIBOR + 5.50%, 1.00% Floor)	2.8%	24,200,810	05/14/23	23,664,447	24,200,810

				4.0%	34,997,926		34,461,563	34,997,926

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 8.90% (LIBOR + 7.00%, 1.00% Floor)	2.1%	18,546,807	08/26/21	18,489,721	18,639,541
	OTG Management, LLC	06/30/16	Term Loan - 9.00% (LIBOR + 7.00%, 1.00% Floor)	6.7%	58,502,243	08/26/21	58,115,859	58,794,754

				8.8%	77,049,050		76,605,580	77,434,295

	Ruby Tuesday, Inc.	12/21/17	Term Loan - 11.94% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	1.9%	17,034,239	12/21/22	16,510,648	16,540,246

				14.7%	129,081,215		127,577,791	128,972,467

Household Durables
	Cedar Electronics Holdings, Corp.	01/30/19	Incremental Term Loan - 15.00% inc. PIK (15.00% , Fixed Coupon, all PIK)	0.3%	2,738,388	06/26/20	2,738,388	2,738,388
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan - 9.70% (LIBOR + 8.00%, 1.50% Floor)	2.3%	19,817,479	06/26/20	19,773,204	19,817,479

				2.6%	22,555,867		22,511,592	22,555,867

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan - 10.44% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 1.50% PIK)	11.5%	105,574,504	12/31/21	105,205,810	100,190,204

				11.5%	105,574,504		105,205,810	100,190,204

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 9.16% inc. PIK (LIBOR + 7.25%, 1.00% Floor, 2.50% PIK)	4.8%	43,605,802	05/06/21	43,317,091	41,730,752
	ENA Holding Corporation	05/06/16	Revolver - 9.17% (LIBOR + 7.25%, 1.00% Floor, 2.50% PIK)	0.9%	8,092,133	05/06/21	8,092,133	7,744,172

				5.7%	51,697,935		51,409,224	49,474,924

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 10.80% (LIBOR + 9.00%, 1.00% Floor)	1.4%	12,292,109	08/28/22	12,095,363	12,316,693

				1.4%	12,292,109		12,095,363	12,316,693

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 12.70% inc. PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	10.0%	$93,224,671	06/30/20	$91,874,763	$87,910,865

				10.0%	93,224,671		91,874,763	87,910,865

Pharmaceuticals
	Noramco, LLC	07/01/16	Senior Term Loan - 10.48% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.1%	50,914,830	07/01/21	50,713,260	35,589,466

				4.1%	50,914,830		50,713,260	35,589,466

Software
	Quicken Parent Corp.	04/01/16	First Lien Term Loan - 10.71% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.2%	20,324,881	04/01/21	20,284,943	19,715,135

				2.2%	20,324,881		20,284,943	19,715,135

	Total Debt Investments			86.0%			831,306,719	752,241,633

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC(3),(4),(6)		Class A	0.0%	9,807		708,537	—

				0.0%	9,807		708,537	—

Diversified Financial Services
	Carrier & Technology Holdings, LLC(3),(4),(5)		Common Stock	0.0%	2,143		—	—
	Verus Financial, LLC(4),(7)		Common Stock	0.9%	8,750		7,640,647	8,049,137

				0.9%	10,893		7,640,647	8,049,137

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(3),(4)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,007,408

				0.1%	1,470,632		1,379,747	1,007,408

Household Durables
	Cedar Ultimate Parent LLC(3),(4)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(3),(4)		Preferred Stock	0.2%	9,297,990		9,187,900	1,640,937
	Cedar Ultimate Parent LLC(3),(4)		Preferred Stock	0.0%	2,900,000		—	—

				0.2%	12,497,990		9,187,900	1,640,937

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(3)		Common Stock	2.3%	2,670,415		9,799,470	19,814,479

				2.3%	2,670,415		9,799,470	19,814,479

Commercial Services & Supplies
	School Specialty, Inc.(3),(4)		Warrant, expires 12/27/22	0.0%	487,004		124,655	124,508

				0.0%	487,004		124,655	124,508

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
Metals & Mining
	KPI Holding LLC(3),(4)	Warrant, expires 06/30/2020	0.0%	4,466	$1,692,000	$—

			0.0%	4,466	1,692,000	—

	Total Equity Investments		3.5%		30,532,956	30,636,469

	Total Non-Controlled/Non-Affiliated Investments(8)		89.5%		$861,839,675	$782,878,102

					Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2),(9)	Preferred membership interests	22.4%	211,200	211,200,000	195,726,195
	TCW Direct Lending Strategic Ventures LLC(2),(3)(9)	Common membership interests	0.0%	800	—	—

	Total Controlled/Affiliated Investments		22.4%		$211,200,000	$195,726,195

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.52%		8.0%	69,842,068	69,842,068	69,842,068

	Total Investments 119.9%				$1,142,881,743	$1,048,446,365

	Net unrealized depreciation on unfunded commitments (0.0%)					$(25,875)

	Liabilities in Excess of Other Assets (19.9%)					$(174,192,368)

	Net Assets 100.0%					$874,228,122

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
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

(3)	Non-income producing.
(4)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities was $10,821,990, or 0.9% of the Company’s total assets.

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

Country Breakdown Portfolio
United States	99.1%
Canada	0.9%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of June 30, 2020 (unaudited)	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $822,810 and $861,840, respectively)	$669,416	$782,878
Controlled affiliated investments (cost of $172,800 and $211,200, respectively)	162,961	195,726
Cash and cash equivalents	265,118	254,474
Interest receivable	12,630	7,427
Deferred financing costs	1,651	710
Prepaid and other assets	178	81

Total Assets	$1,111,954	$1,241,296

Liabilities
Credit facility payable	$400,000	$364,065
Interest and credit facility expense payable	878	111
Unrealized depreciation on unfunded commitments	224	26
Directors’ fees payable	135	—
Management fees payable	—	2,094
Other accrued expenses and other liabilities	978	772

Total Liabilities	$402,215	$367,068

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(680,250)	(618,250)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,595)	(13,595)

Common Unitholders’ capital	909,647	971,647
Accumulated loss	(199,908)	(97,419)

Total Members’ Capital	$709,739	$874,228

Total Liabilities and Members’ Capital	$1,111,954	$1,241,296

Net Asset Value Per Unit (accrual base) (Note 9)	$55.57	$63.74

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income from non-controlled/non-affiliated investments	$15,747	$22,241	$34,150	$46,867
Interest income from non-controlled/non-affiliated investments paid-in-kind	5,894	3,710	11,079	6,560
Dividend income from non-controlled/non-affiliated investments	21	(14)	216	55
Dividend income from controlled affiliated investments	—	18,560	—	39,360
Other fee income from non-controlled/non-affiliated investments	54	39	112	589

Total investment income	21,716	44,536	45,557	93,431

Expenses:
Interest and credit facility expenses	2,882	4,744	6,316	9,638
Management fees	1,935	2,165	3,947	4,360
Professional fees	451	273	568	436
Administrative fees	241	261	490	526
Directors’ fees	86	86	164	165
Other expenses	46	39	117	95

Total expenses	5,641	7,568	11,602	15,220

Net investment income	$16,075	$36,968	$33,955	$78,211

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on non-controlled/non-affiliated investments	43	153	2,201	(427)
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(27,962)	(19,735)	(74,630)	(30,579)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	4,243	(15,942)	5,635	(24,319)

Net realized and unrealized loss on investments	$(23,676)	$(35,524)	$(66,794)	$(55,325)

Net (decrease) increase in Members’ Capital from operations	$(7,601)	$1,444	$(32,839)	$22,886

Basic and diluted:
(Loss) Income per unit	$(0.38)	$0.07	$(1.63)	$1.13

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Loss	Total
Members’ Capital at December 31, 2018	$979,882	$(66,339)	$913,543
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	41,243	41,243
Net realized loss on investments	—	(580)	(580)
Net change in unrealized appreciation/depreciation on investments	—	(19,221)	(19,221)
Distributions to Members from:
Distributable earnings	—	(15,000)	(15,000)
Return of capital	(82,000)	—	(82,000)

Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2019	(82,000)	6,442	(75,558)

Members’ Capital at March 31, 2019	$897,882	$(59,897)	$837,985
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	36,968	36,968
Net realized gain on investments	—	153	153
Net change in unrealized appreciation/depreciation on investments	—	(35,677)	(35,677)
Distributions to Members from:
Distributable earnings	—	(12,000)	(12,000)

Total Decrease in Members’ Capital for the three months ended June 30, 2019	—	(10,556)	(10,556)

Members’ Capital at June 30, 2019	$897,882	$(70,453)	$827,429

Members’ Capital at December 31, 2019	$971,647	$(97,419)	$874,228
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	17,880	17,880
Net realized gain on investments	—	2,158	2,158
Net change in unrealized appreciation/depreciation on investments	—	(45,276)	(45,276)
Distributions to Members from:
Distributable earnings	—	(69,650)	(69,650)
Return of capital	(62,000)	—	(62,000)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	(62,000)	(94,888)	(156,888)

Members’ Capital at March 31, 2020	$909,647	$(192,307)	$717,340
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	16,075	16,075
Net realized gain on investments	—	43	43
Net change in unrealized appreciation/depreciation on investments	—	(23,719)	(23,719)

Total Decrease in Members’ Capital for the three months ended June 30, 2020	—	(7,601)	(7,601)

Members’ Capital at June 30, 2020	$909,647	$(199,908)	$709,739

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(32,839)	$22,886
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(66,136)	(17,683)
Interest income paid in-kind	(11,079)	(6,560)
Proceeds from sales and paydowns of investments	156,915	49,127
Net realized (gain) loss on investments	(2,201)	427
Change in net unrealized/appreciation depreciation on investments	68,995	54,898
Amortization of premium and accretion of discount, net	(69)	(2,406)
Amortization of deferred financing costs	972	1,265
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(5,203)	(1,965)
(Increase) decrease in receivable for investment sold	—	(283)
(Increase) decrease in receivable from Investment Adviser	—	(1)
(Increase) decrease in prepaid and other assets	(97)	55
Increase (decrease) in interest and credit facility expense payable	767	99
Increase (decrease) in management fees payable	(2,094)	(2,504)
Increase (decrease) in directors’ fees payable	135	135
Increase (decrease) in other accrued expenses and liabilities	206	(190)

Net cash provided by operating activities	$108,272	$97,300

Cash Flows from Financing Activities
Return of capital	$(62,000)	$(82,000)
Distributions to Members	(69,650)	(27,000)
Deferred financing costs paid	(1,913)	—
Proceeds from credit facility	353,000	40,000
Repayments of credit facility	(317,065)	(90,000)

Net cash used in financing activities	$(97,628)	$(159,000)

Net increase (decrease) in cash and cash equivalents	$10,644	$(61,700)
Cash and cash equivalents, beginning of period	$254,474	$145,912

Cash and cash equivalents, end of period	$265,118	$84,212

Supplemental and non-cash financing activities
Interest expense paid	$3,653	$8,020

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2020

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

Term: The term of the Company will continue until the sixth anniversary of the Initial Closing Date (as defined below), September 14, 2020 unless extended or sooner dissolved as provided in the limited liability agreement or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On June 10, 2020, the Company’s Board of Directors (the “Board”) approved a one-year extension of the Company’s term to September 2021.

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

June 30, 2020

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2020, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2020 was $100,875.

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

The Company has entered into certain intercreditor agreements that entitle the Company to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, the Company may receive a higher interest rate than the contractual stated interest rate as disclosed on the Company’s Consolidated Schedule of Investments.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

2. Significant Accounting Policies (Continued)

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. The Company earns an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2020, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2020

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

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

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2020:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$653,381	$—	$653,381
Equity	10,308	—	5,727	—	16,035
Investment Funds & Vehicles (1)	—	—	—	162,961	162,961
Cash equivalents	97,669	—	—	—	97,669

Total Assets	$107,977	$—	$659,108	$162,961	$930,046

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

June 30, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2020:

	Debt	Equity	Total
Balance, April 1, 2020	$716,719	$8,994	$725,713
Purchases*	52,702	419	53,121
Sales and paydowns of investments	(90,203)	—	(90,203)
Amortization of premium and accretion of discount, net	751	—	751
Net realized gains	43	—	43
Net change in unrealized appreciation/depreciation	(26,631)	(3,686)	(30,317)

Balance, June 30, 2020	$653,381	$5,727	$659,108

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2020	$(30,371)	$(3,268)	$(33,639)

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2020	$752,242	$10,822	$763,064
Purchases*	76,796	419	77,215
Sales and paydowns of investments	(118,515)	—	(118,515)
Amortization of premium and accretion of discount, net	69	—	69
Net realized gains	2,201	—	2,201
Net change in unrealized appreciation/depreciation	(59,412)	(5,514)	(64,926)

Balance, June 30, 2020	$653,381	$5,727	$659,108

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2020	$(62,088)	$(4,971)	$(67,059)

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

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

During the three and six months ended June 30, 2020 and 2019, the Company did not have any transfers between levels.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2020.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$297,886	Income Method	Discount Rate	6.5% to 19.0%	11.5%	Decrease
Debt	$332,374	Market Method	EBITDA Multiple	4.5x to 16.0x	N/A	Increase
			Revenue Multiple	1.2x to 1.9x	N/A	Increase
Debt	$23,121	Income Method	Discount Rate	8.4% to 14.9%	11.6%	Decrease
		Market Method	EBITDA Multiple	7.0x to 8.0x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase
Equity	$5,727	Market Method	EBITDA Multiple	1.5x to 9.5x	N/A	Increase
			Revenue Multiple	0.12 to 1.9x	N/A	Increase
Equity	$—	Income Method	Discount Rate	15.8% to 16.5%	N/A	Decrease

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

June 30, 2020

4. Agreements and Related Party Transactions (Continued)

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

For the three and six months ended June 30, 2020, Management Fees incurred amounted to $1,935 and $3,947, respectively, of which $0 remained payable at June 30, 2020. For the three and six months ended June 30, 2019, Management Fees incurred amounted to $2,165 and $4,360, respectively, of which $0 remained payable at June 30, 2019.

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

Since inception, the Company received $2,615 in such fees, of which $39 and $1,737, were paid during the three and six months ended June 30, 2019, respectively. No such fees were paid during the three and six months ended June 30, 2020.

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

June 30, 2020

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

For the three and six months ended June 30, 2020 and 2019, no Incentive Fees were incurred.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

4. Agreements and Related Party Transactions (Continued)

The Company’s investments in controlled affiliated investments as of and transactions during the six months ended June 30, 2020 were as follows:

	Fair Value as of January 1, 2020	Purchases	Sales	Change in Unrealized Appreciation/ Depreciation	Fair Value as of June 30, 2020	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$195,726	$—	$(38,400)	$5,635	$162,961	$—	$—

Total Controlled Affiliates	$195,726	$—	$(38,400)	$5,635	$162,961	$—	$—

The Company’s investments in controlled affiliated investments as of and transactions during the year ended December 31, 2019 were as follows:

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Appreciation/ Depreciation	Fair Value as of December 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

Total Controlled Affiliates	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

For the six months ended June 30, 2020 and year ended December 31, 2019, the Company did not recognize any realized gains (losses) on controlled affiliated investments. During the six months ended June 30, 2020 and year ended December 31, 2019, the Company recognized $0 and $4,833, respectively, of net realized gain distributions from TCW Strategic Ventures.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2020 and December 31, 2019:

	Maturity/ Expiration	June 30, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$1,791	$116	$2,124	$—
KBP Investments, LLC (fka FQSR, LLC)	September 2021	5,372	108	5,798	—
Help At Home, LLC	August 2020	—	—	10,541	—
Quicken Parent Corp	April 2021	863	—	863	26
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$12,601	$224	$23,901	$26

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2020, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2020, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2020 and 2019, the Company did not sell or issue any Common Units. The activity for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

The Company did not process any deemed distributions and re-contributions during the three and six months ended June 30, 2020 and 2019.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2020, the Company was in compliance with such covenants.

On April 6, 2020, the Company entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), by and among the Company, as borrower, and Natixis, New York Branch, as administrative agent and the lenders party thereto. The Amended Credit Agreement provides for a revolving credit line of up to $375,000 (with an option for the Company to increase this amount to $450,000 subject to consent of the lenders and satisfaction of certain other conditions), subject to the available borrowing base, which is generally the sum of (a) a percentage of certain eligible investments, (b) a percentage of remaining unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors, portfolio investments and substantially all other assets of the Company. The stated maturity date of the Amended Credit Agreement is April 9, 2021, which date (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. Borrowings under the Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 2.50%, (b) commercial paper rate plus 2.50%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 1.50%, provided however in each case the commercial paper rate and the eurocurrency rate shall have a floor of 1.00%.

On May 27, 2020, the Company entered into a Lender Group Joinder Agreement pursuant to which Zions Bancorporation, N.A. d/b/a California Bank & Trust was added as a committed lender (with a commitment of $25,000) under the Amended Credit Agreement. Concurrently therewith, the Company elected to increase the size of its revolving credit line under the Credit Agreement to $400,000.

As of June 30, 2020 and December 31, 2019, the Available Commitment under the Amended Credit Agreement and the Third Amended and Restated Revolving Credit Agreement was $400,000 and $387,065, respectively.

As of June 30, 2020 and December 31, 2019, the amounts outstanding under the Credit Facility were $400,000 and $364,065, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2020 and December 31, 2019, $1,651 and $710, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

7. Credit Facility (Continued)

The summary information regarding the Credit Facility for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Credit facility interest expense	$2,466	$3,966	$4,381	$8,095
Undrawn commitment fees	110	126	930	246
Administrative fees	17	16	33	32
Amortization of deferred financing costs	289	636	972	1,265

Total	$2,882	$4,744	$6,316	$9,638

Weighted average interest rate	3.59%	4.82%	3.70%	4.85%
Average outstanding balance	275,975	325,549	238,101	331,906

On December 31, 2019, the Company’s ratio of aggregate fair value of all eligible portfolio assets (as defined in the Credit Agreement) to the principal amount outstanding (“Ratio of Eligible Portfolio Assets”) fell below 150%, which triggered a mandatory prepayment provision in the Credit Agreement requiring the Company to utilize all cash receipts attributable to the eligible portfolio assets as a prepayment to the outstanding principal obligation, within five days of collecting such cash receipts, until such a time when the Ratio of Eligible Portfolio Assets exceeds 150%. The Company’s Ratio of Eligible Portfolio Assets exceeded 150% on January 10, 2020 through March 26, 2020. On March 27, 2020, the Company’s Ratio of Eligible Portfolio Assets fell below 150%. However, in connection with the Amended Credit Agreement executed on April 6, 2020, the mandatory repayment was waived by Natixis. The Company’s Ratio of Eligible Portfolio Assets has exceeded 150% since April 6, 2020.

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

June 30, 2020

8. Income Taxes (Continued)

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required.

As of June 30, 2020 and December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation on investments, for federal income tax purposes, was as follows:

	June 30, 2020	December 31, 2019
Cost of investments for federal income tax purposes	$1,093,502	$1,136,131
Unrealized appreciation	$1,067	$78
Unrealized depreciation	$164,523	$87,789
Net unrealized depreciation on investments	$163,456	$87,711

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2020 and 2019 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Six Months Ended June 30,
	2020	2019
Net Asset Value Per Unit (accrual base), Beginning of Period	$63.74	$65.69
Income from Investment Operations:
Net investment income(1)	1.69	3.88
Net realized and unrealized loss	(3.32)	(2.75)

Total from investment operations	(1.63)	1.13

Less Distributions:
From net investment income	(3.46)	(1.34)
Return of capital	(3.08)	(4.07)

Total distributions(2)	(6.54)	(5.41)

Net Asset Value Per Unit (accrual base), End of Period	$55.57	$61.41

Common Unitholder Total Return(3)(4)	(4.19)%	2.80%

Common Unitholder IRR(5)	6.93%	7.40%

Ratios and Supplemental Data
Members’ Capital, end of period	$709,739	$827,429
Units outstanding, end of period	20,134,698	20,134,698

Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	2.95%	3.60%
Ratio of net expenses to average net assets(6)	2.95%	3.60%
Ratio of financing cost to average net assets(4)	0.80%	1.13%
Ratio of net investment income to average net assets(6)	8.64%	18.51%
Credit facility payable	400,000	315,000
Asset coverage ratio	2.77	3.60
Portfolio turnover rate(4)	7.31%	2.00%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2020 and 2019.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the six months ended June 30, 2020 and 2019 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 6.93% through June 30, 2020. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.

(6)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

June 30, 2020

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

•	a contraction of available credit, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could affect our results, particularly in light of our use of leverage as part of our investment strategy;

•	our future operating results;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives;

•	competition with other entities and our affiliates for investment opportunities;

•	uncertainty surrounding the impact of the current COVID-19 pandemic on the financial stability of the United States and global economies;

•

the social, geopolitical, financial, trade and legal implications of Brexit, as well as the impact of COVID-19 on ongoing negotiations between the United Kingdom and various countries in the European Union;

•	pandemics or other serious public health events, such as the ongoing global outbreak of COVID-19;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to monitor and administer our investments;

•

the ability of The TCW Group, Inc. and its subsidiaries to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•

our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the

Investment Company Act of 1940 and the related tax implications particularly as the number of our investments decrease during the later stages of the Company’s life;

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. In general, we do not expect the Direct Lending Team to originate a significant amount of investments for us with payment-in-kind (“PIK”) interest features, although we may have investments with PIK interest features in certain circumstances. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

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

Investment Activity

Based on fair values as of June 30, 2020, our non-controlled/non-affiliated portfolio consisted of 18 debt investments and eight equity investments. Of these investments, 97.6% were debt investments, which were primarily senior secured, first lien term loans and 2.4%, were equity investments, which were comprised of common stock, preferred stock and warrants.

Based on fair values as of December 31, 2019, our non-controlled/non-affiliated portfolio consisted of 19 debt investments and eight equity investments. Of these investments, 96.1% were debt investments, which were primarily senior secured, first lien term loans and 3.9% were equity investments, which were comprised of common stock, preferred stock and warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of June 30, 2020:

Industry	Percent of Total Investments
Hotels, Restaurants & Leisure	17%
Metals & Mining	16%
Industrial Conglomerates	12%
Distributors	10%
Internet Software & Services	7%
Pharmaceuticals	7%
Auto Components	7%
Diversified Consumer Services	6%
Diversified Financial Services	5%
Household Durables	3%
Food & Staples Retailing	3%
Software	3%
Internet & Direct Marketing Retail	2%
Technologies Hardware, Storage and Peripherals	1%
Construction & Engineering	1%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $21.6 million and $26.0 million for the three months ended June 30, 2020 and 2019, respectively. Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $45.2 million and $53.4 million for the six months ended June 30, 2020 and 2019, respectively.

Results of Operations

Our operating results for the three and six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Total investment income	$21,716	$44,536	$45,557	$93,431
Net expenses	5,641	7,568	11,602	15,220

Net investment income	$16,075	$36,968	$33,955	$78,211

Net realized gain (loss) on non-controlled/non-affiliated investments	43	153	2,201	(427)
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(27,962)	(19,735)	(74,630)	(30,579)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	4,243	(15,942)	5,635	(24,319)

Net (decrease) increase in Members’ Capital from operations	$(7,601)	$1,144	$(32,839)	$22,886

Total investment income

Total investment income for the three months ended June 30, 2020 and 2019 was $21.7 million and $44.5 million, respectively, and included interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments of $21.6 million and $26.0 million, respectively, as well as dividend income of $0 and $18.6 million, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015. Total investment income for the three months ended June 30, 2020 and 2019 also included dividend income from non-controlled/non-affiliated investments of $21 thousand and ($14) thousand, respectively; as well as other fee income of $0.1 million and $39 thousand, respectively.

The decrease in total investment income during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was primarily due to the decrease in dividend income from TCW Strategic Ventures. Unlike the quarter ended June 30, 2019 during which we received $18.6 million in dividend income from TCW Strategic Ventures, no dividend distribution was made to us during the current quarter in anticipation of future cash needs and available sources of cash. In addition, interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments also decreased to $21.6 million during the three months ended June 30, 2020 compared to $26.0 million during the three months ended June 30, 2019. This decrease interest income was primarily attributable to the decrease in our investment portfolio’s size as of June 30, 2020 versus June 30, 2019.

Total investment income for the six months ended June 30, 2020 and 2019 was $45.6 million and $93.4 million, respectively, and included interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments of $45.2 million and $53.4 million, respectively, as well as dividend income from TCW Strategic Ventures of $0 and $39.4 million, respectively. During the six months ended June 30, 2020 and 2019, total investment income also included dividend income from non-controlled/non-affiliated investments of $0.2 million and $0.1 million, respectively, as well as other fee income of $0.1 million and $0.6 million, respectively.

The decrease in total investment income during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, was primarily due to the decrease in dividend income from TCW Strategic Ventures. Unlike the six months ended June 30, 2019 during which we received $39.4 million in dividend income from TCW Strategic Ventures, no dividend distribution was made to us during the six months ended June 30, 2020 in anticipation of future cash needs and available sources of cash.    In addition, interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments also decreased to $45.2 million during the six months ended June 30, 2020 compared to $53.4 million during the six months ended June 30, 2019. This decrease interest income was primarily attributable to the decrease in our investment portfolio’s size as of June 30, 2020 versus June 30, 2019.

Net investment income

Net investment income for the three months ended June 30, 2020 and 2019 was $16.1 million and $37.0 million, respectively. The decrease in net investment income during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to lower total investment income as previously described, partially offset by lower expenses, particularly as it relates to our interest and credit facility expenses.

Net investment income for the six months ended June 30, 2020 and 2019 was $34.0 million and $78.2 million, respectively. Similar to the three months ended June 30, 2020, the decrease in net investment income during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to lower total investment income, partially offset by lower expenses, particularly as it relates to our interest and credit facility expenses.

Operating expenses for the three and six months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Expenses:
Interest and credit facility expenses	$2,882	$4,744	$6,316	$9,638
Management fees	1,935	2,165	3,947	4,360
Professional fees	451	273	568	436
Administrative fees	241	261	490	526
Directors’ fees	86	86	164	165
Other expenses	46	39	117	95

Total expenses	$5,641	$7,568	$11,602	$15,220

Our total expenses for the three months ended June 30, 2020 and 2019 were $5.6 million and $7.6 million, respectively. Our operating expenses include management fees attributed to the Adviser of $1.9 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in operating expenses during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to lower interest and credit facility expenses driven by the lower average outstanding debt balance during the current quarter.

Our total operating expenses for the six months ended June 30, 2020 and 2019 were $11.6 million and $15.2 million, respectively. Our operating expenses included management fees attributed to the Adviser of $3.9 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in total operating expenses during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to lower interest and credit facility expenses driven by a lower average outstanding debt balance during the six months ended June 30, 2020, partially offset by higher undrawn commitment fees, as well as lower management fees due to the decrease in the size of our investment portfolio.

Net realized gain (loss) on non-controlled/non-affiliated investments

Our net realized gain on non-controlled/non-affiliated investments for the three months ended June 30, 2020 and 2019 was $43 thousand and $0.2 million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the quarter was attributable to our term loan to Help at Home, LLC. Our net realized gain on non-controlled/non-affiliated investments during the three months ended June 30, 2019 was primarily attributable to our term loan to Ruby Tuesday, Inc.

Our net realized gain (loss) on non-controlled/non-affiliated investments for the six months ended June 30, 2020 and 2019 was $2.2 million and ($0.4) million, respectively. Our net realized gain on non-controlled/non-affiliated investments during the six months ended June 30, 2020 was primarily due to the disposition of our term loans to Bumble Bee Holdings, Inc. which resulted in a realized gain of $2.1 million. We did not recognize any realized losses during the six months ended June 30, 2020. Our net realized loss on non-controlled/non-affiliated investments during the six months ended June 30, 2019 was primarily due to our warrants for Quantum Corporation, which the portfolio company repurchased during the first quarter of calendar year 2019. These losses were partially offset by our net realized gain from our term loan to Ruby Tuesday, Inc.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended June 30, 2020 and 2019 was ($28.0) million and ($19.7) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
H-D Advanced Manufacturing Company	Term Loan	$(19,491)
ASC Acquisition Holdings, LLC	Term Loans	(7,110)
Pace Industries, Inc.	Term Loans	(4,079)
Verus Financial, LLC	Common Stock	(1,761)
Cedar Ultimate Parent LLC	Preferred Stock	(1,406)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(776)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Revolver	(554)
Noramco, LLC	Term Loan	4,867
Quantum Corporation	Common Stock	2,430
Harvest Hill Beverage Company	Term Loan	1,276
All others	Various	(1,358)

Net change in unrealized appreciation/depreciation		$(27,962)

Our net change in unrealized appreciation/depreciation during the three months ended June 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

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

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the six months ended June 30, 2020 and 2019 was ($74.6) million and ($30.6) million, respectively. Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
H-D Advanced Manufacturing Company	Term Loan	$(21,906)
Pace Industries, Inc.	Term Loan	(18,617)
OTG Management, LLC	Term Loan	(11,433)
Quantum Corporation	Common Stock	(9,507)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(5,725)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Revolver	(716)
ASC Acquisition Holdings, LLC	Term Loans	(4,888)
School Specialty. Inc.	Term Loan	(2,290)
Verus Financial, LLC	Common Stock	(2,503)
Cedar Ultimate Parent LLC	Preferred Stock	(1,572)
Challenge Manufacturing Company LLC	Term Loan	(1,148)
Noramco, LLC	Term Loan	9,104
All others	Various	(3,429)

Net change in unrealized appreciation/depreciation		$(74,630)

Similar to the three months ended June 30, 2020, our net change in unrealized appreciation/depreciation during the six months ended June 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19; in addition to other business conditions unique to our respective issuers.

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

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments for the three months ended June 30, 2020 and 2019 was $4.2 million and ($15.9) million, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three months ended June 30, 2020 was attributable to TCW Strategic Ventures, which, during the current quarter, generated more net investment income than its unrealized losses, leading to a slight increase in its ending net asset value. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three and six months ended June 30, 2019 was primarily attributable to a loan originated in 2016, as well as undistributed profits from TCW Strategic Ventures.

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments for the six months ended June 30, 2020 and 2019 was $5.6 million and ($24.3) million, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the six months ended June 30, 2020 was attributable to undistributed profits from TCW Strategic Ventures. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the six months ended June 30, 2019 was primarily attributable to a loan originated in 2016, partially offset by undistributed profits from TCW Strategic Ventures.

Net (decrease) increase in members’ capital from operations

Our net (decrease) increase in members’ capital from operations during the three months ended June 30, 2020 and 2019 was ($7.6) million and $1.4 million, respectively. The relative decrease during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to lower net investment income and higher net unrealized depreciation on our non-controlled/non-affiliated investments, partially offset by unrealized appreciation on our controlled affiliated investment versus an unrealized depreciation on our controlled affiliated investment during the three months ended June 30, 2019.

Our net (decrease) increase in members’ capital from operations during the six months ended June 30, 2020 and 2019 was ($32.4) million and $22.9 million, respectively. The relative decrease increase during the six months ended June 30, 2020 compared to the six months ended June 30 2019 was primarily due to lower net investment income and higher net unrealized depreciation on our non-controlled/non-affiliated investments, partially offset by unrealized appreciation on our controlled affiliated investment versus an unrealized depreciation on our controlled affiliated investment during the three months ended June 30, 2019.

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

The Company’s investments in controlled affiliated investments as of and transactions during the six months ended June 30, 2020 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2020	Purchases	Sales	Change in Unrealized Appreciation/ Depreciation	Fair Value as of June 30, 2020	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$195,726	$—	$(38,400)	$5,635	$162,961	$—	$—

Total Controlled Affiliates	$195,726	$—	$(38,400)	$5,635	$162,961	$—	$—

The Company’s investments in controlled affiliated investments for the years ended December 31, 2019 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Appreciation/ Depreciation	Fair Value as of December 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

Total Controlled Affiliates	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

For the six months ended June 30, 2020 and year ended December 31, 2019, we did not recognize any realized gains (losses) on controlled affiliated investments. During the six months ended June 30, 2020 and year ended December 31, 2019, we recognized $0 and $4.8 million, respectively, of net realized gain distributions from TCW Strategic Ventures.

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

As of June 30, 2020 and December 31, 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2020	December 31, 2019
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

On April 10, 2017, we entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2020, we were in compliance with such covenants.

On April 6, 2020, we entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), with Natixis, New York Branch, as administrative agent and the lenders party thereto. The Amended Credit Agreement provides for a revolving credit line of up to $375.0 million (with an option for us to increase this amount to $450.0 million subject to consent of the lenders and satisfaction of certain other conditions), subject to the available borrowing base, which is generally the sum of (a) a percentage of certain eligible investments, (b) a percentage of remaining unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of our investors, portfolio investments and substantially all other assets of the Company. The stated maturity date of the Amended Credit Agreement is April 9, 2021, which date (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. Borrowings under the Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 2.50%, (b) commercial paper rate plus 2.50%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 1.50%, provided however in each case the commercial paper rate and the eurocurrency rate shall have a floor of 1.00%.

On May 27, 2020, we entered into a Lender Group Joinder Agreement pursuant to which Zions Bancorporation, N.A. d/b/a California Bank & Trust was added as a committed lender (with a commitment of $25.0 million) under the Amended Credit Agreement. Concurrently therewith, we elected to increase the size of our revolving credit line under the Credit Agreement to $400.0 million.

As of June 30, 2020 and December 31, 2019, the Available Commitment under the Credit Facility is $400.0 million and $387.1 million, respectively.

As of June 30, 2020 and December 31, 2019, the amounts outstanding under the Credit Facility were $400.0 million and $364.1 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2020 and December 31, 2019, $1.7 million and $0.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended June 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Credit facility interest expense	$2,466	$3,966	$4,381	$8,095
Undrawn commitment fees	110	126	930	246
Administrative fees	17	16	33	32
Amortization of deferred financing costs	289	636	972	1,265

Total	$2,882	$4,744	$6,316	$9,638

Weighted average interest rate	3.59%	4.82%	3.70%	4.85%
Average outstanding balance	275,975	325,549	238,101	331,906

A summary of our contractual payment obligations as of June 30, 2020 and December 31, 2019 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2020	$400,000	$400,000	$—
Total Debt Obligations – December 31, 2019	$750,000	$364,065	$23,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

On December 31, 2019, our ratio of aggregate fair value of all eligible portfolio assets (as defined in the Credit Agreement) to the principal amount outstanding (“Ratio of Eligible Portfolio Assets”) fell below 150%, which triggered a mandatory prepayment provision in the Credit Agreement requiring us to utilize all cash receipts attributable to the eligible portfolio assets as a prepayment to the outstanding principal obligation, within five days of collecting such cash receipts, until such a time when the Ratio of Eligible Portfolio Assets exceeds 150%. Our Ratio of Eligible Portfolio Assets exceeded 150% on January 10, 2020 through March 26, 2020. On March 27, 2020, our Ratio of Eligible Portfolio Assets fell below 150%. However, in connection with the First Amendment to the Third Amended and Restated Revolving Credit Agreement executed on April 6, 2020, the mandatory repayment was waived by Natixis. Our Ratio of Eligible Portfolio Assets has exceeded 150% since April 6, 2020.

We had the following unfunded commitments and unrealized losses by investment as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	Maturity/ Expiration	June 30, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$1,791	$116	$2,124	$—
KBP Investments, LLC (fka FQSR, LLC)	September 2021	5,372	108	5,798	—
Help At Home, LLC	August 2020	—	—	10,541	—
Quicken Parent Corp	April 2021	863	—	863	26
Ruby Tuesday, Inc.	December 2022	4,575	—	4,575	—

Total		$12,601	$224	$23,901	$26

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2020 and December 31, 2019, the Company’s unfunded commitment to Strategic Ventures was $219,646.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2020, 99.5% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2020, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 95.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our June 30, 2020 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$21,491	$8,760	$12,731
Up 200 basis points	11,472	4,704	6,768
Up 100 basis points	2,420	649	1,771
Down 100 basis points	(848)	—	(848)
Down 200 basis points	(1,374)	—	(1,374)
Down 300 basis points	(322)	—	(322)

Item 4.	CONTROLS AND PROCEDURES

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

In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) was first reported in China and spread rapidly to across the world, including to the United States. This outbreak has led, and for an unknown period of time, will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the United States credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved, is likely to continue to result in, the following (among other things): (i) government imposition of various forms of “stay at home” orders and the closing or reduced operating capacity of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which may not adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and on the markets and the economy in general, and that impact could be material. For example, if the temporary closure or reduced operating capacity of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in further reduced cash flows to us from our existing portfolio companies, which could further reduce cash available for distribution to our Unitholders.

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

10.11

Lender Group Joinder Agreement, dated May 27, 2020 by and among Zions Bancorporation, N.A. d/b/a California Bank & Trust, Natixis, New York Branch (as Administrative Agent) and TCW Direct Lending LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2020).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three and six months ended June 30, 2020

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 10, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 10, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer