Form 10-Q
period 2020-09-30
TCW Direct Lending LLC
filed 2020-11-09
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

The number of the Registrant’s common units outstanding at November 9, 2020 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Non-Controlled/Non-Affiliated Investments Debt(1)
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan—9.50% (LIBOR + 8.50%, 1.00% Floor)	8.4%	$45,615,986	04/20/22	$45,300,998	$45,068,595

				8.4%	45,615,986		45,300,998	45,068,595

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan—8.00% (LIBOR + 6.75%, 1.25% Floor)	1.7%	9,439,122	07/18/23	9,351,277	9,269,218

				1.7%	9,439,122		9,351,277	9,269,218

Distributors
	ASC Acquisition Holdings, LLC(2)	08/14/20	Term Loan—7.00% inc. PIK (7.00% Fixed Coupon, all PIK)	1.7%	24,603,993	08/03/25	23,166,797	9,324,913
	ASC Acquisition Holdings, LLC	08/14/20	Term Loan—9.50% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 9.5% PIK)	3.7%	19,911,042	08/03/25	19,911,042	19,911,042

				5.4%	44,515,035		43,077,839	29,235,955

Diversified Consumer Services
	School Specialty, Inc.	09/15/20	Term Loan—9.25% (LIBOR + 8.00%, 1.25% Floor, 4.00% PIK)	6.3%	34,154,841	09/15/25	33,921,505	34,154,841

				6.3%	34,154,841		33,921,505	34,154,841

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)	07/02/18	Term Loan—11.75% inc. PIK (11.75%, Fixed Coupon, all PIK)	0.0%	42,679,251	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)	07/02/18	Revolver – 8.75% inc. PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.7%	9,496,739	07/02/23	9,496,739	9,316,301
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)	07/02/18	Term Loan – 8.75% inc. PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.0%	12,503,051	07/02/23	12,473,526	—

				1.7%	21,999,790		21,970,265	9,316,301

				1.7%	64,679,041		64,516,324	9,316,301

Food Products
	Tonos 1 Operating Corp. (fka Connors Bros. Clover Leaf Seafoods Company) (Canada)(3)	01/30/20	Exit Term Loan B2—8.75% (LIBOR + 7.25%, 1.50% Floor)	1.1%	6,008,085	01/31/24	6,127,033	6,008,085
	Tonos US LLC (fka Bumble Bee Holdings, Inc.)	01/30/20	Exit Term Loan B1—8.75% (LIBOR + 7.25%, 1.50% Floor)	2.7%	14,211,695	01/31/24	14,493,058	14,211,696

				3.8%	20,219,780		20,620,091	20,219,781

Hotels, Restaurants & Leisure
	OTG Management, LLC	06/30/16	Delayed Draw Term Loan—10.00% (LIBOR + 9.00%, 1.00% Floor)	2.8%	18,500,440	08/26/21	18,469,372	15,318,364
	OTG Management, LLC	06/30/16	Term Loan—10.00% (LIBOR + 9.00%, 1.00% Floor)	9.0%	58,355,987	08/26/21	58,145,701	48,318,757

				11.8%	76,856,427		76,615,073	63,637,121

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure (con’t)
	Ruby Tuesday, Inc.	12/21/17	Revolver—11.00% (LIBOR + 10.00%, 1.00% Floor)	0.1%	$732,000	12/21/22	$732,000	$732,000
	Ruby Tuesday, Inc.	12/21/17	Term Loan—11.00% inc. PIK (LIBOR + 10.0%, 1.00% Floor, 2.00% PIK)	1.7%	9,627,513	12/21/22	9,424,684	8,915,077

				1.8%	10,359,513		10,156,684	9,647,077

				13.6%	87,215,940		86,771,757	73,284,198

Household Durables
	Cedar Electronics Holdings, Corp.	01/30/19	Incremental Term Loan—15.00% inc. PIK (15.00%, Fixed Coupon, all PIK)	0.6%	3,061,055	06/26/20	3,061,055	3,061,055
	Cedar Electronics Holdings, Corp.	05/19/15	Term Loan—9.50% (LIBOR + 8.00%, 1.50% Floor, all PIK)	3.8%	20,795,847	06/26/20	20,792,648	20,795,847

				4.4%	23,856,902		23,853,703	23,856,902

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan—8.50% inc. PIK (LIBOR + 7.00%, 1.50% Floor, All PIK)	14.8%	115,429,792	01/01/23	115,169,368	79,531,127

				14.8%	115,429,792		115,169,368	79,531,127

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan—10.00% (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	7.8%	42,240,746	05/06/21	42,117,580	41,902,820
	ENA Holding Corporation	05/06/16	Revolver—10.00% (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	1.5%	8,263,254	05/06/21	8,263,254	8,197,148

				9.3%	50,504,000		50,380,834	50,099,968

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan—10.50% inc. PIK (LIBOR + 9.50%, 1.00% Floor, 2.50% PIK)	2.3%	12,392,119	08/28/22	12,250,948	12,292,982

				2.3%	12,392,119		12,250,948	12,292,982

Metals & Mining
	Pace Industries, Inc.(2)	06/01/20	HoldCo Term Loan—13.50% inc. PIK (LIBOR + 12.00%, 1.50% Floor, all PIK)	10.6%	78,302,071	06/01/25	78,148,757	57,238,814
	Pace Industries, Inc.	06/01/20	Opco Term Loan—9.75% inc. PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	9.8%	52,451,185	06/01/25	52,410,341	52,451,185

				20.4%	130,753,256		130,559,098	109,689,999

Pharmaceuticals
	Noramco, LLC	07/01/16	Senior Term Loan—9.38% inc. PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	8.3%	50,290,116	12/31/23	50,092,909	44,758,203

				8.3%	50,290,116		50,092,909	44,758,203

Software
	Quicken Parent Corp.	04/01/16	First Lien Term Loan—9.50% (LIBOR + 8.50%, 1.00% Floor)	3.4%	18,279,449	04/01/21	18,265,166	18,279,449

				3.4%	18,279,449		18,265,166	18,279,449

	Total Debt Investments			103.8%			704,131,817	559,057,519

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2020

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	Equity
Distributors
	Animal Supply Holdings, LLC(2)(4)	Class A Common	0.0%	224,156	$1,572,727	$—

			0.0%	224,156	1,572,727	—

Diversified Consumer Services
	School Specialty, Inc. (2)	Class A Preferred Stock	0.8%	806,264	8,062,637	4,136,133
	School Specialty, Inc. (2)	Class B Preferred Stock	0.0%	359,474	356,635	—
	School Specialty, Inc. (2)	Common Stock	0.0%	80,700	53,889	—

			0.8%	1,246,438	8,473,161	4,136,133
Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)(5)	Common Stock	0.0%	2,143	—	—

			0.0%	2,143	—	—

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(2)	Warrant, expires 12/21/27	0.0%	1,470,632	1,379,747	—

			0.0%	1,470,632	1,379,747	—

Household Durables
	Cedar Ultimate Parent LLC(2)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent LLC(2)	Class A Preferred Units	0.3%	9,297,990	9,187,900	1,646,023
	Cedar Ultimate Parent LLC(2)	Class D Preferred Units	0.0%	2,900,000	—	—

			0.3%	12,497,990	9,187,900	1,646,023

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	2.3%	2,670,416	9,799,470	12,283,914

			2.3%	2,670,416	9,799,470	12,283,914

Metals & Mining
	Pace Industries, Inc.(2)	Common Stock	0.0%	917,418	2,110,522	—

			0.0%	917,418	2,110,522	—

	Total Equity Investments		3.4%		32,523,527	18,066,070

	Total Non-Controlled/Non-Affiliated Investments(6)		107.2%		$736,655,344	$577,123,589

				Shares	Cost
	Controlled/Affiliated Investments
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(3)(7)	Preferred membership interests	26.8%	168,800	$168,800,000	$144,292,073
	TCW Direct Lending Strategic Ventures LLC(2)(3)(7)	Common membership interests	0.0%	800	—	—

	Total Controlled/Affiliated Investments		26.8%		$168,800,000	$144,292,073

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.00%			12.2%	65,810,505		$65,810,505	$65,810,505
	U.S. Treasury Bill, Yield 0.01%			74.3%	400,000,000		399,874,388	399,874,388

				86.5%	465,810,505		465,684,893	465,684,893

	Total Cash Equivalents			86.5%			$465,684,893	$465,684,893

	Total Investments 220.5%						$1,371,140,237	$1,187,100,555

	Net unrealized depreciation on unfunded commitments (0.0%)							$(32,828)

	Liabilities in Excess of Other Assets (120.5%)							$(648,583,483)

	Net Assets 100.0%							$538,484,244

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2020

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)	Non-income producing.
(3)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2020, $150,300,158 or 12.5% of the Company’s total assets were represented by “non-qualifying assets.”

(4)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(5)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.
(6)

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of September 30, 2020. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. The fair value of each non-controlled/non-affiliated investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

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

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $136,864,348 and $302,105,733, respectively, for the period ended September 30, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	99.5%
Canada	0.5%

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of September 30, 2020 (unaudited)	As of December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $736,655 and $861,840, respectively)	$577,124	$782,878
Controlled affiliated investments (cost of $168,800 and $211,200, respectively)	144,292	195,726
Cash and cash equivalents	72,454	254,474
Short-term investments	399,874	—
Interest receivable	6,712	7,427
Deferred financing costs	1,467	710
Prepaid and other assets	130	81

Total Assets	$1,202,053	$1,241,296

Liabilities
Payable for short-tern investments purchased	$399,874	$—
Credit facility payable	260,250	364,065
Management fees payable	1,867	2,094
Interest and credit facility expense payable	854	111
Directors’ fees payable	203	—
Unrealized depreciation on unfunded commitments	33	26
Other accrued expenses and other liabilities	488	772

Total Liabilities	$663,569	$367,068

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(855,250)	(618,250)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,595)	(13,595)

Common Unitholders’ capital	734,647	971,647
Accumulated loss	(196,163)	(97,419)

Total Members’ Capital	$538,484	$874,228

Total Liabilities and Members’ Capital	$1,202,053	$1,241,296

Net Asset Value Per Unit (accrual base) (Note 9)	$47.06	$63.74

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Investment Income
Interest income from non-controlled/non-affiliated investments	$4,369	$22,659	$38,519	$69,526
Interest income from non-controlled/non-affiliated investments paid-in-kind	15,186	4,432	26,265	10,992
Dividend income from non-controlled/non-affiliated investments	1	(2)	217	53
Dividend income from controlled affiliated investments	16,000	—	16,000	39,360
Other fee income from non-controlled/non-affiliated investments	—	51	112	640

Total investment income	35,556	27,140	81,113	120,571
Expenses
Interest and credit facility expenses	2,807	4,264	9,123	13,902
Management fees	1,867	2,152	5,814	6,512
Professional fees	157	156	725	592
Administrative fees	233	262	723	788
Directors’ fees	78	78	242	243
Other expenses	167	(7)	284	88

Total expenses	5,309	6,905	16,911	22,125

Net investment income	$30,247	$20,235	$64,202	$98,446
Net realized and unrealized gain (loss) on investments
Net realized (loss) gain on non-controlled/non-affiliated investments	$(5,887)	$86	$(3,686)	$(341)
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(5,946)	12,140	(80,576)	(18,439)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(14,669)	11,566	(9,034)	(12,753)

Net realized and unrealized (loss) gain on investments	$(26,502)	$23,792	$(93,296)	$(31,533)

Net increase (decrease) in Members’ Capital from operations	$3,745	$44,027	$(29,094)	$66,913

Basic and diluted:
Income (Loss) per unit	$0.19	$2.19	$(1.44)	$3.32

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2019	$971,647	$(97,419)	$874,228
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	17,880	17,880
Net realized gain on investments	—	2,158	2,158
Net change in unrealized appreciation/depreciation on investments	—	(45,276)	(45,276)
Distributions to Members from:
Distributable earnings	—	(69,650)	(69,650)
Return of capital	(62,000)	—	(62,000)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	(62,000)	(94,888)	(156,888)

Members’ Capital at March 31, 2020	$909,647	$(192,307)	$717,340
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	16,075	16,075
Net realized gain on investments	—	43	43
Net change in unrealized appreciation/depreciation on investments	—	(23,719)	(23,719)

Total Decrease in Members’ Capital for the three months ended June 30, 2020	—	(7,601)	(7,601)

Members’ Capital at June 30, 2020	$909,647	$(199,908)	$709,739
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	30,247	30,247
Net realized loss on investments	—	(5,887)	(5,887)
Net change in unrealized appreciation/depreciation on investments	—	(20,615)	(20,615)
Distributions to Members from:
Return of capital	(175,000)	—	(175,000)

Total (Decrease) Increase in Members’ Capital for the three months ended September 30, 2020	(175,000)	3,745	(171,255)

Members’ Capital at September 30, 2020	$734,647	$(196,163)	$538,484

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2018	$979,882	$(66,339)	$913,543
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	41,243	41,243
Net realized loss on investments	—	(580)	(580)
Net change in unrealized appreciation/depreciation on investments	—	(19,221)	(19,221)
Distributions to Members from:
Distributable earnings		(15,000)	(15,000)
Return of capital	(82,000)	—	(82,000)

Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2019	(82,000)	6,442	(75,558)

Members’ Capital at March 31, 2019	$897,882	$(59,897)	$837,985
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	36,968	36,968
Net realized gain on investments	—	153	153
Net change in unrealized appreciation/depreciation on investments	—	(35,677)	(35,677)
Distributions to Members from:
Distributable earnings	—	(12,000)	(12,000)

Total Decrease in Members’ Capital for the three months ended June 30, 2019	—	(10,556)	(10,556)

Members’ Capital at June 30, 2019	$897,882	$(70,453)	$827,429
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	20,235	20,235
Net realized gain on investments	—	86	86
Net change in unrealized appreciation/depreciation on investments	—	23,706	23,706

Total Increase in Members’ Capital for the three months ended September 30, 2019	—	44,027	44,027

Members’ Capital at September 30, 2019	$897,882	$(26,426)	$871,456

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(29,094)	$66,913
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(110,599)	(35,789)
Purchases of short-term investments	(399,874)	—
Interest income paid in-kind	(26,265)	(10,992)
Proceeds from sales and paydowns of investments	302,106	104,947
Net realized loss on investments	3,686	341
Change in net unrealized/appreciation depreciation on investments	89,610	31,192
Amortization of premium and accretion of discount, net	(1,343)	(4,351)
Amortization of deferred financing costs	1,222	1,907
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	715	1,193
(Increase) decrease in receivable for investment sold	—	(80)
(Increase) decrease in receivable from Adviser	—	(1)
(Increase) decrease in prepaid and other assets	(49)	85
Increase (decrease) in payable for short-term investments purchased	399,874	—
Increase (decrease) in interest and credit facility expense payable	743	15
Increase (decrease) in management fees payable	(227)	(352)
Increase (decrease) in directors’ fees payable	203	203
Increase (decrease) in other accrued expenses and liabilities	(284)	(20)

Net cash provided by operating activities	$230,424	$155,211

Cash Flows from Financing Activities
Return of capital	$(237,000)	$(82,000)
Distributions to Members	(69,650)	(27,000)
Deferred financing costs paid	(1,979)	—
Proceeds from credit facility	353,000	115,000
Repayments of credit facility	(456,815)	(116,000)

Net cash used in financing activities	$(412,444)	$(110,000)

Net increase in cash and cash equivalents	$(182,020)	$45,211
Cash and cash equivalents, beginning of period	$254,474	$145,912

Cash and cash equivalents, end of period	$72,454	$191,123

Supplemental and non-cash financing activities
Interest expense paid	$6,111	$11,583

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2020

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

In 2020, the Company established TCW DL SSP LLC, also a Delaware limited liability company, also designed to hold an equity investment of the Company.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), September 14, 2020 unless extended or sooner dissolved as provided in the limited liability agreement or by operation of law. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On June 10, 2020, the Company’s Board of Directors (the “Board”) approved a one-year extension of the Company’s term to September 2021.

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

(Dollar amounts in thousands, except unit data)

September 30, 2020

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2020, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2020 was $100,875.

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

(Dollar amounts in thousands, except unit data)

September 30, 2020

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2020, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

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

(Dollar amounts in thousands, except unit data)

September 30, 2020

3. Investment Valuations and Fair Value Measurements

Investments at Fair Value: Investments held by the Company are valued at fair value. Fair value is generally determined on the basis of last reported sales prices or official closing prices on the primary exchange in which each security trades, or if no sales are reported, generally based on the midpoint of the valuation range obtained for debt investments from a quotation reporting system, established market makers or pricing service.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the fund’s management committee. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2020:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$559,058	$—	$559,058
Equity	12,284	—	5,782	—	18,066
Investment Funds & Vehicles (1)	—	—	—	144,292	144,292
Short- term investments	399,874	—	—	—	399,874
Cash equivalents	65,811	—	—	—	65,811

Total Assets	$477,969	$—	$564,840	$144,292	$1,187,101

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2020:

	Debt	Equity	Total
Balance, July 1, 2020	$653,381	$5,727	$659,108
Purchases*	49,598	10,051	59,649
Sales and paydowns of investments	(135,645)	(5,546)	(141,191)
Amortization of premium and accretion of discount, net	1,274	—	1,274
Net realized losses	(2,954)	(2,933)	(5,887)
Net change in unrealized appreciation/depreciation	(6,596)	(1,517)	(8,113)

Balance, September 30, 2020	$559,058	$5,782	$564,840

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2020	$(4,571)	$1,050	$(3,521)

*	Includes payments received in-kind

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2020	$752,242	$10,822	$763,064
Purchases*	126,394	10,470	136,864
Sales and paydowns of investments	(254,160)	(5,546)	(259,706)
Amortization of premium and accretion of discount, net	1,343	—	1,343
Net realized losses	(753)	(2,933)	(3,686)
Net change in unrealized appreciation/depreciation	(66,008)	(7,031)	(73,039)

Balance, September 30, 2020	$559,058	$5,782	$564,840

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2020	$(66,659)	$(3,921)	$(70,580)

*	Includes payments received in-kind

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

During the three and nine months ended September 30, 2020 and 2019, the Company did not have any transfers between levels.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2020.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$234,143	Income Method	Discount Rate	5.3% to 23.0%	13.8%	Decrease
Debt	$133,548	Market Method	EBITDA Multiple	5.8x to 7.0x	6.3x	Increase
Debt	$9,316	Market Method	Revenue Multiple	1.4x to 1.6x	1.5x	Increase
Debt	$9,647	Market Method	Indicative Bid	82.0% to 100.0%	100%	Increase
Debt	$172,404	Market Method	EBITDA Multiple	6.0x to 17.4x	N/A	Increase
			Revenue Multiple	0.2x to 1.6x	N/A	Increase
Equity	$4,136	Income Method	Discount Rate	21.0% to 23.0%	22.0%	Decrease
Equity	$—	Market Method	Revenue Multiple	1.4x to 1.6x	N/A	Increase
Equity	$—	Market Method	Indicative Bid	$0.0 to $0.3	N/A	Increase
Equity	$1,646	Market Method	EBITDA Multiple	5.8x to 7.0x	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	6.0x to 7.0x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase

*	Weighted based on fair value

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

Unless noted, the Company generally utilizes the midpoint of a valuation range provided by an external, independent valuation firm.

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

(Dollar amounts in thousands, except unit data)

September 30, 2020

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

For the three and nine months ended September 30, 2020, Management Fees incurred amounted to $1,867 and $5,814, respectively, of which $1,867 remained payable at September 30, 2020. For the three and nine months ended September 30, 2019, Management Fees incurred amounted to $2,152 and $6,512, respectively, of which $2,152 remained payable at September 30, 2019.

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

Since inception, the Company received $2,615 in such fees, of which $51 and $1,788, were paid during the three and nine months ended September 30, 2019, respectively. No such fees were paid during the three and nine months ended September 30, 2020.

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

(Dollar amounts in thousands, except unit data)

September 30, 2020

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

For the three and nine months ended September 30, 2020 and 2019, no Incentive Fees were incurred.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2020

4. Agreements and Related Party Transactions (Continued)

The Company’s investments in controlled affiliated investments as of and transactions during the nine months ended September 30, 2020 were as follows:

	Fair Value as of January 1, 2020	Purchases	Sales	Change in Unrealized Appreciation/ Depreciation	Fair Value as of September 30, 2020	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$195,726	$—	$(42,400)	$(9,034)	$144,292	$16,000	$—

Total Controlled Affiliates	$195,726	$—	$(42,400)	$(9,034)	$144,292	$16,000	$—

The Company’s investments in controlled affiliated investments as of and transactions during the year ended December 31, 2019 were as follows:

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Appreciation/ Depreciation	Fair Value as of December 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

Total Controlled Affiliates	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

For the nine months ended September 30, 2020 and year ended December 31, 2019, the Company did not recognize any realized gains (losses) on controlled affiliated investments.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2020

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2020 and December 31, 2019:

	Maturity/ Expiration	September 30, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$1,727	$33	$2,124	$—
KBP Investments, LLC (fka FQSR, LLC)	September 2021	—	—	5,798	—
Help At Home, LLC	August 2020	—	—	10,541	—
Quicken Parent Corp	April 2021	863	—	863	26
Ruby Tuesday, Inc.	December 2022	3,843	—	4,575	—

Total		$6,433	$33	$23,901	$26

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2020, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2020, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and nine months ended September 30, 2020 and 2019, the Company did not sell or issue any Common Units. The activity for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

The Company did not process any deemed distributions and re-contributions during the three and nine months ended September 30, 2020 and 2019.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2020

7. Credit Facility (Continued)

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2020, the Company was in compliance with such covenants.

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

As of September 30, 2020 and December 31, 2019, the Available Commitment under the Amended Credit Agreement and the Third Amended and Restated Revolving Credit Agreement was $400,000 and $387,065, respectively.

As of September 30, 2020 and December 31, 2019, the amounts outstanding under the Credit Facility were $260,250 and $364,065, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of September 30, 2020 and December 31, 2019, $1,467 and $710, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Credit facility interest expense	$2,417	$3,483	$6,798	$11,578
Undrawn commitment fees	124	122	1,054	368
Administrative fees	16	17	49	49
Amortization of deferred financing costs	250	642	1,222	1,907

Total	$2,807	$4,264	$9,123	$13,902

Weighted average interest rate	3.45%	4.56%	3.61%	4.76%
Average outstanding balance	$278,478	$299,098	$251,658	$320,850

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2020

7. Credit Facility (Continued)

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

As of September 30, 2020 and December 31, 2019, the Company’s aggregate investment unrealized appreciation and depreciation on investments, for federal income tax purposes, was as follows:

	September 30, 2020	December 31, 2019
Cost of investments for federal income tax purposes	$1,371,140	$1,136,131
Unrealized appreciation	$2,818	$78
Unrealized depreciation	$(186,891)	$87,789
Net unrealized depreciation on investments	$(184,073)	$87,711

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2020

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2020 and 2019 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Nine months Ended September 30,
	2020	2019
Net Asset Value Per Unit (accrual base), Beginning of Period	$63.74	$65.69
Income from Investment Operations:
Net investment income(1)	3.19	4.89
Net realized and unrealized loss	(4.64)	(1.57)

Total from investment operations	(1.45)	3.32

Less Distributions:
From net investment income	(3.46)	(1.34)
Return of capital	(11.77)	(4.07)

Total distributions(2)	(15.23)	(5.41)

Net Asset Value Per Unit (accrual base), End of Period	$47.06	$63.60

Common Unitholder Total Return(3)(4)	(3.73)%	8.10%

Common Unitholder IRR(5)	6.78%	8.10%

Ratios and Supplemental Data
Members’ Capital, end of period	$538,484	$871,456
Units outstanding, end of period	20,134,698	20,134,698

Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	3.00%	3.47%
Ratio of financing cost to average net assets(4)	1.21%	1.63%
Ratio of net investment income to average net assets(6)	11.40%	15.46%
Credit facility payable	260,250	364,000
Asset coverage ratio	3.07	3.40
Portfolio turnover rate(4)	12.77%	3.00%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2020 and 2019.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the nine months ended September 30, 2020 and 2019 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 6.78% through September 30, 2020. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the actual return may vary significantly upon realization.

(6)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amount in thousands, except for unit data)

September 30, 2020

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

In accordance with the Company’s Second Amended and Restated Limited Liability Company Agreement, the Company may make follow-on investments up to an aggregate maximum of 10% of Capital Commitments (as defined in Note 1 and in the Company’s Second Amended and Restated Limited Liability Company Agreement ), provided that any such follow-on investment to be made after the third anniversary of the expiration of the Commitment Period shall require the prior consent of a majority in interest of the Common Unitholders.

In October 2020, the Company’s Members approved a proposal to allow the Company to make pre-identified follow-on investments in specific portfolio companies as well as their holding companies, subsidiaries, successors or other affiliates, up to an aggregate maximum of 10% of Capital Commitments.

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

In 2019, we established two wholly-owned subsidiaries, TCW DL CTH LLC and TCW DL ASH LLC, each a Delaware limited liability company and each designed to hold an equity investment of ours.

In 2020, we established TCW DL SSP LLC, also a Delaware limited liability company and also designed to hold an equity investment of ours.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. The historical investment philosophy, strategy and approach of the direct lending team of the Adviser (the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Direct Lending Team generally did not originate a significant amount of investments for us with PIK interest features, from time to time we made, and currently have, investments that contain such features. We have investments with PIK interest features in certain circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Investment Activity

As of September 30, 2020, our non-controlled/non-affiliated portfolio consisted of 15 debt investments and seven equity investments. Based on fair values as of September 30, 2020, our non-controlled/non-affiliated portfolio was 96.9% invested in debt investments, which were primarily senior secured, first lien term loans and 3.1%, were equity investments, which were comprised of common stock, preferred stock and warrants. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2020, representing 11.5% and 21.2% of our non-controlled/non-affiliated portfolio’s fair value and cost, respectively.

Based on fair values as of December 31, 2019, our non-controlled/non-affiliated portfolio consisted of 19 debt investments and eight equity investments. Of these investments, 96.1% were debt investments, which were primarily senior secured, first lien term loans and 3.9% were equity investments, which were comprised of common stock, preferred stock and warrants.

The table below describes our non-controlled/non-affiliated investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in industries as of September 30, 2020:

Industry	Percent of Total Investments
Metals & Mining	19%
Industrial Conglomerates	14%
Hotels, Restaurants & Leisure	13%
Information Technology Services	9%
Auto Components	8%
Pharmaceuticals	8%
Diversified Consumer Services	6%
Distributors	5%
Household Durables	4%
Food Products	3%
Software	3%
Internet & Direct Marketing Retail	2%
Technologies Hardware, Storage and Peripherals	2%
Diversified Financial Services	2%
Construction & Engineering	2%

Total	100%

Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $19.6 million and $27.1 million for the three months ended September 30, 2020 and 2019, respectively. Interest income from non-controlled/non-affiliated investments, including interest income paid-in-kind, was $64.8 million and $80.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Results of Operations

Our operating results for the three and nine months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended		For the nine months ended
	2020	2019	2020	2019
Total investment income	$35,556	$27,140	$81,113	$120,571
Total expenses	5,309	6,905	16,911	22,125

Net investment income	30,247	20,235	64,202	98,446
Net realized (loss) gain on non-controlled/non-affiliated investments	(5,887)	86	(3,686)	(341)
Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments	(5,946)	12,140	(80,576)	(18,439)
Net change in unrealized appreciation/depreciation on controlled affiliated investments	(14,669)	11,566	(9,034)	(12,753)

Net increase (decrease) in Members’ Capital from operations	$3,745	$44,027	$(29,094)	$66,913

Total investment income

Total investment income for the three months ended September 30, 2020 and 2019 was $35.6 million and $27.1 million, respectively, and included interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments of $19.6 million and $27.1 million, respectively, as well as dividend income of $16.0 million and $0, respectively, from TCW Strategic Ventures, a controlled affiliated investment which commenced operations in 2015. Total investment income for the three months ended September 30, 2020 and 2019 also included dividend income from non-controlled/non-affiliated investments of $1 thousand and ($2) thousand, respectively; as well as other fee income of $0 and $0.1 million, respectively.

The increase in total investment income during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was primarily due to the increase in dividend income from TCW Strategic Ventures, partially offset by the decrease in interest income (including interest income paid-in-kind) from our non-controlled/non-affiliated investments. The increase in dividend income from TCW Strategic Ventures was primarily attributable to TCW Strategic Ventures’ improved liquidity stemming from among other things, principal repayments received during the quarter, while the decrease in interest income (including interest income paid-in-kind) was due to the decrease in our investment portfolio’s size.

Total investment income for the nine months ended September 30, 2020 and 2019 was $81.1 million and $120.6 million, respectively, and included interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments of $64.8 million and $80.5 million, respectively, as well as dividend income from TCW Strategic Ventures of $16.0 million and $39.4 million, respectively. During the nine months ended September 30, 2020 and 2019, total investment income also included dividend income from non-controlled/non-affiliated investments of $0.2 million and $0.1 million, respectively, as well as other fee income of $0.1 million and $0.6 million, respectively.

The decrease in total investment income during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was primarily due to the decrease in dividend income from TCW Strategic Ventures coupled with the decrease in interest income (including interest income paid-in-kind) from non-controlled/non-affiliated investments, resulting primarily from the decrease in our investment portfolio’s size as of September 30, 2020 versus September 30, 2019.

Net investment income

Net investment income for the three months ended September 30, 2020 and 2019 was $30.2 million and $20.2 million, respectively. The increase in net investment income during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to higher total investment income as previously described, coupled with lower expenses, particularly as it relates to our interest and credit facility expenses; and management fees.

Net investment income for the nine months ended September 30, 2020 and 2019 was $64.2 million and $98.4 million, respectively. The decrease in net investment income during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to lower total investment income, partially offset by lower expenses, particularly as it relates to our interest and credit facility expenses; and management fees.

Operating expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the three months ended		For the nine months ended
	2020	2019	2020	2019
Expenses
Interest and credit facility expenses	$2,807	$4,264	$9,123	$13,902
Management fees	1,867	2,152	5,814	6,512
Professional fees	157	156	725	592
Administrative fees	233	262	723	788
Directors’ fees	78	78	242	243
Other expenses	167	(7)	283	88

Total expenses	$5,309	$6,905	$16,910	$22,125

Our total expenses for the three months ended September 30, 2020 and 2019 were $5.3 million and $6.9 million, respectively. Our operating expenses include management fees attributed to the Adviser of $1.9 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in operating expenses during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to lower interest and credit facility expenses driven by our lower average outstanding debt balance during the current quarter, in addition to lower management fees, resulting from the overall decrease in our investment portfolio’s size.

Our total operating expenses for the nine months ended September 30, 2020 and 2019 were $16.9 million and $22.1 million, respectively. Our operating expenses included management fees attributed to the Adviser of $5.8 million and $6.5 million for the nine months ended September 30, 2020 and 2019, respectively. Similar to the three months ended September 30, 2020, the decrease in total operating expenses during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to lower interest and credit facility expenses driven by our lower average outstanding debt balance during the current period, in addition to lower management fees, resulting from the overall decrease in our investment portfolio’s size.

Net realized gain (loss) on non-controlled/non-affiliated investments

Our net realized (loss) gain on non-controlled/non-affiliated investments for the three months ended September 30, 2020 and 2019 was ($5.9) million and $0.1 million, respectively. Our net realized loss on non-controlled/non-affiliated investments during the quarter was primarily attributable to the dispositions of our term loan to School Specialty Inc.; our common stock in Verus Financial, LLC; and our Class A equity interest in Animal Supply Holdings, LLC, which resulted in an aggregate realized loss of $5.7 million. Our net realized gain during the three months ended September 30, 2019 was attributable to our disposition of our term loan to Ascensus Specialties LLC (formerly known as Vertellus Performance Chemicals LLC).

Our net realized loss on non-controlled/non-affiliated investments for the nine months ended September 30, 2020 and 2019 was $3.7 million and $0.3 million, respectively. Our net realized loss on non-controlled/non-affiliated investments during the nine months ended September 30, 2020 was primarily due to the dispositions of our term loan to School Specialty Inc.; our common stock in Verus Financial, LLC; and our Class A equity interest in Animal Supply Holdings, LLC. These resulted in an aggregate realized loss of $5.7 million and were partially offset by our $2.1 million of realized gains from the disposition of our term loan to Bumble Bee Holdings, Inc. Our net realized loss on non-controlled/non-affiliated investments during the nine months ended September 30, 2019 was primarily due to $0.6 million of realized losses on our warrants for Quantum Corporation, which the portfolio company repurchased during the first quarter of calendar year 2019. These losses were partially offset by net realized gains from our term loans to Ruby Tuesday, Inc. and Ascensus Specialties LLC, which collectively realized gains of $0.3 million during the period.

Net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the three months ended September 30, 2020 and 2019 was ($5.9) million and $12.1 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
H-D Advanced Manufacturing Company	Term Loan	$(8,717)
ASC Acquisition Holdings, LLC	Term Loans	(3,247)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(2,834)
OTG Management, LLC	Term Loan	(2,373)
Challenge Manufacturing Company LLC	Term Loan	1,230
Cedar Ultimate Parent LLC	Preferred Units	1,577
Pace Industries, Inc.,	Term Loan	1,712
Quantum Corporation	Common Stock	1,976
Verus Financial, LLC	Common Stock	2,094
All others	Various	2,636

Net change in unrealized appreciation/depreciation		$(5,946)

Our net change in unrealized appreciation/depreciation during the three months ended September 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

Our net change in unrealized appreciation/depreciation during the three months ended September 30, 2019 was primarily due to our term loans to Noramco, LLC, our warrants for Quantum Corporation, and our term loan to Pace Industries, Inc., which recorded unrealized appreciation of $9.0 million, $9.7 million, and $1.3 million, respectively, during the period. These were partially offset by our term loans to Frontier Spinning Mills Inc.; H-D Advanced Manufacturing Company; Carrier & Technology Holdings, LLC; and Guardia LLC, which collectively recorded $6.0 million in unrealized depreciation during the period, as well as our common stock of Verus Financial, LLC, which recorded unrealized depreciation of $1.7 million.

Our net change in unrealized appreciation/depreciation on non-controlled/non-affiliated investments for the nine months ended September 30, 2020 and 2019 was ($80.6) million and ($18.4) million, respectively. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
H-D Advanced Manufacturing Company	Term Loan	$(30,623)
Pace Industries, Inc.	Term Loan	(19,016)
OTG Management, LLC	Term Loan	(13,807)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(8,559)
ASC Acquisition Holdings, LLC	Term Loans	(8,135)
Quantum Corporation	Common Stock	(7,531)
School Specialty. Inc.	Preferred Stock	(4,283)
RTI Holding Company, LLC	Warrant	(1,007)
ENA Holding Corporation	Term Loan	1,372
Intren, LLC	Term Loan	1,480
KPI Holding LLC	Warrant	1,692
Noramco, LLC	Term Loan	9,789
All others	Various	(1,948)

Net change in unrealized appreciation/depreciation		$(80,576)

Similar to the three months ended September 30, 2020, our net change in unrealized appreciation/depreciation during the nine months ended September 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19; in addition to other business conditions unique to our respective issuers.

Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2019 was primarily due to our term loans to Carrier & Technology Holdings, LLC; Guardia LLC; Frontier Spinning Mills, Inc.; Noramco, LLC; and H-D Advanced Manufacturing Company, which collectively recognized $31.5 million in unrealized depreciation during the period. These were partially offset by unrealized gains from our Quantum Corporation warrants, which recognized an aggregate $12.3 million in unrealized appreciation during the period.

Net change in unrealized appreciation/depreciation on controlled/affiliated investments

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments for the three months ended September 30, 2020 and 2019 was ($14.7) million and $11.6 million, respectively. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three months ended September 30, 2020 was attributable to TCW Strategic Ventures, which, during the current quarter, generated more net investment income than its unrealized losses, but also made income distributions, leading to an overall decrease in its ending net asset value. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the three months ended September 30, 2019 was primarily attributable to a loan originated in 2016, as well as undistributed profits from TCW Strategic Ventures.

Our net change in unrealized appreciation/depreciation on controlled/affiliated investments for the nine months ended September 30, 2020 and 2019 was ($9.0) million and ($12.8) million, respectively. Similar to the three months ended September 30, 2020, the net change in unrealized appreciation/depreciation on controlled/affiliated investments during the nine months ended September 30, 2020 was attributable to TCW Strategic Ventures, which, during the nine months ended September 30, 2020, generated more net investment income than its unrealized losses, but also made income distributions made during the period, leading to an overall decrease in its ending net asset value. The net change in unrealized appreciation/depreciation on controlled/affiliated investments during the nine months ended September 30, 2019 was primarily attributable to a loan originated in 2016, partially offset by undistributed profits from TCW Strategic Ventures.

Net increase (decrease) in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended September 30, 2020 and 2019 was $3.7 million and $44.0 million, respectively. The relative decrease during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to net realized and unrealized losses on our investments during the quarter, compared to net realized and unrealized gains during the three months ended September 30, 2019, partially offset by higher net investment income during the current quarter versus the three months ended September 30, 2019.

Our net (decrease) increase in members’ capital from operations during the nine months ended September 30, 2020 and 2019 was ($29.1) million and $66.9 million, respectively. The relative decrease increase during the nine months ended September 30, 2020 compared to the nine months ended September 30 2019 was primarily due to lower net investment income coupled with higher net realized and unrealized losses on our investments during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

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

The Company’s investments in controlled affiliated investments as of and transactions during the nine months ended September 30, 2020 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2020	Purchases	Sales	Change in Unrealized Appreciation/ Depreciation	Fair Value as of September 30, 2020	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$195,726	$—	$(42,400)	$(9,034)	$144,292	$16,000	$—

Total Controlled Affiliates	$195,726	$—	$(42,400)	$(9,034)	$144,292	$16,000	$—

The Company’s investments in controlled affiliated investments for the years ended December 31, 2019 were as follows (dollar amounts in thousands):

	Fair Value as of January 1, 2019	Purchases	Sales	Change in Unrealized Appreciation/ Depreciation	Fair Value as of December 31, 2019	Dividend Income	Realized Gain Distribution
Controlled Affiliates
TCW Direct Lending Strategic Ventures LLC	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

Total Controlled Affiliates	$260,252	$—	$(24,000)	$(40,526)	$195,726	$68,127	$4,833

For the nine months ended September 30, 2020 and year ended December 31, 2019, we did not recognize any realized gains (losses) on controlled affiliated investments.

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

As of September 30, 2020 and December 31, 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	September 30, 2020	December 31, 2019
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

On April 10, 2017, we entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2020, we were in compliance with such covenants.

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

As of September 30, 2020 and December 31, 2019, the Available Commitment under the Credit Facility is $400.0 million and $387.1 million, respectively.

As of September 30, 2020 and December 31, 2019, the amounts outstanding under the Credit Facility were $260.3 million and $364.1 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2020 and December 31, 2019, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of September 30, 2020 and December 31, 2019, $1.5 million and $0.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended September 30, 2020 and 2019 were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2020	2019	2020	2019
Credit facility interest expense	$2,417	$3,483	$6,798	$11,578
Undrawn commitment fees	124	122	1,054	368
Administrative fees	16	17	49	49
Amortization of deferred financing costs	250	642	1,222	1,907

Total	$2,807	$4,264	$9,123	$13,902

Weighted average interest rate	3.45%	4.56%	3.61%	4.76%
Average outstanding balance	$278,478	$299,098	$251,658	$320,850

A summary of our contractual payment obligations as of September 30, 2020 and December 31, 2019 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – September 30, 2020	$400,000	$260,250	$139,750
Total Debt Obligations – December 31, 2019	$750,000	$364,065	$23,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

We had the following unfunded commitments and unrealized losses by investment as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	Maturity/ Expiration	September 30, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$1,727	$33	$2,124	$—
KBP Investments, LLC (fka FQSR, LLC)	September 2021	—	—	5,798	—
Help At Home, LLC	August 2020	—	—	10,541	—
Quicken Parent Corp	April 2021	863	—	863	26
Ruby Tuesday, Inc.	December 2022	3,843	—	4,575	—

Total		$6,433	$33	$23,901	$26

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2020 and December 31, 2019, the Company’s unfunded commitment to Strategic Ventures was $219,646.

In accordance with our Second Amended and Restated Limited Liability Company Agreement, we may make follow-on investments up to an aggregate maximum of 10% of Capital Commitments (as defined in our Second Amended and Restated Limited Liability Company Agreement), provided that any such follow-on investment to be made after September 19, 2020, the third anniversary of the expiration of our commitment period, shall require the prior consent of a majority in interest of our Common Unitholders.

In October 2020, our Members approved a proposal to allow us to make pre-identified follow-on investments in specific portfolio companies as well as their holding companies, subsidiaries, successors or other affiliates, up to an aggregate maximum of 10% of Capital Commitments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At September 30, 2020, 97.8% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to nine months. At September 30, 2020, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 97.8%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our September 30, 2020 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	16,004	5,668	10,336
Up 200 basis points	8,381	3,030	5,351
Up 100 basis points	1,558	391	1,167
Down 100 basis points	(30)	—	(30)
Down 200 basis points	(30)	—	(30)
Down 300 basis points	(30)	—	(30)

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

10.10	First Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2020, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2020).

10.11	Lender Group Joinder Agreement, dated May 27, 2020 by and among Zions Bancorporation, N.A. d/b/a California Bank & Trust, Natixis, New York Branch (as Administrative Agent) and TCW Direct Lending LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2020).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three and nine months ended September 30, 2020

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 9, 2020	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 9, 2020	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer