Form 10-K
period 2020-12-31
TCW Direct Lending LLC
filed 2021-03-22
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

As of December 31, 2020, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 22, 2021 was 20,134,698.

Documents Incorporated by Reference

TCW Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2020, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward- looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our and their respective objectives as a result of the current COVID-19 pandemic;

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit, including as a result of the current COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could affect our results, particularly in light of our use of leverage as part of our investment strategy;

•	our future operating results;

•	our contractual arrangements and relationships with third parties;

•	the ability of our portfolio companies to achieve their financial and other business objectives and the impact of the COVID-19 pandemic thereon;

•	competition with other entities and our affiliates for investment opportunities;

•

the impact of changing market conditions and lending standards on our ability to compete with other industry participants, including other business development companies, private and public funds, individual and institutional investors, and financial institutions for investment opportunities;

•	uncertainty surrounding the impact of the current COVID-19 pandemic on the financial stability of the United States and global economies;

•

the social, geopolitical, financial, trade and legal implications of the trade and cooperation agreement arising from Brexit, as well as future agreements between the United Kingdom and various countries in the European Union;

•	pandemics or other serious public health events, such as the ongoing global outbreak of COVID-19;

•	an inability to replicate the historical success of any previously launched fund managed by the direct lending team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•

the ability of The TCW Group, Inc. and its subsidiaries to attract and retain highly talented professionals that can provide services to the Adviser in its capacity as our investment adviser and administrator;

•

our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended, or the “Code,” and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

ii

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

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the direct lending team (the “Direct Lending Team”) of the Adviser, a group of investment professionals that will use the same investment strategy employed by the Direct Lending Team over the past 20 years.

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

The Adviser is a Delaware limited liability company registered with the Securities and Exchange Commission (the “SEC”) under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $248 billion of assets as of December 31, 2020. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with us and its four predecessor funds, the “Direct Lending Funds”).

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

Investments

On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $138.9 million and $195.7 million as of December 31, 2020 and 2019, respectively.

Based on fair values as of December 31, 2020, our portfolio consisted of debt and equity investments in 11 and eight portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 73.8% debt investments which were primarily senior secured, first lien term loans and 26.2% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 12.7% and 20.1% of our portfolio’s fair value and cost, respectively.

Based on fair values as of December 31, 2019, our portfolio consisted of debt and equity investments in 19 and nine portfolio companies, respectively, including TCW Strategic Ventures. Of these investments, 76.9% were debt investments which were primarily senior secured, first lien term loans and 23.1% were equity comprised of common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. No debt investments were on non-accrual status as of December 31, 2019.

For a further discussion of our investment activities and investment attributes as of December 31, 2020 and 2019, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 10, 2020 the Company’s Board of Directors (the “Board”) reapproved the Investment Advisory and Management Agreement (the “Advisory Agreement”) originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

Administration Agreement

On August 10, 2020, the Company’s Board reapproved the Administration Agreement with the Adviser, originally entered into on September 15, 2014, under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions. The Code of Ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. You may obtain copies of the Code of Ethics by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

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

Further, some of our remaining investments (including certain equity investments) may require additional time beyond the Company’s current term before we can dispose of them at a favorable price or otherwise recoup our investment. The Board may elect to extend the Company’s term until September 2022. Any further extensions will require Member approval. If we are unable to extend the Company’s term beyond September 2022, we may be required to dispose of our remaining investments at unfavorable prices.

Information System Failures

Our business is dependent on our and third parties’ communications and information systems, including those of the Adviser, the Administrator, their affiliates and third parties. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers or as a result of a cyber-attack, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities or those of the Adviser, the Administrator, their affiliates or third parties may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics or other serious public health events, such as the global outbreak of COVID-19;

•	events arising from local or larger scale political or social matters, including terrorist acts; and/or

•	cyber-attacks.

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

Risks Related to Portfolio Company Investments

Portfolio Concentration

Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be adequately diversified. Aside from the diversification requirements that we have to comply with as a RIC, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. In addition, since the Commitment Period ended in September 2017, we may not make new investments (other than certain follow-on investments or investments that were significantly in process prior to the end of the Commitment Period). As a result, our portfolio may become more concentrated as it begins to wind down under the terms of the LLC Agreement.

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

These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk, and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Lending to highly-leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or payment-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

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

Limited Secondary Market for Securities

Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities. Due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sell those types of debt securities, we might not receive the full value we expect.

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

•

Although a senior secured position under a senior loan provides some assurance that we would be able to recover some of its investment in the event of a borrower’s default, the collateral might be insufficient to cover the borrower’s debts. A bankruptcy court might find that the collateral securing the senior loan is invalid or require the borrower to use the collateral to pay other outstanding obligations. If the collateral consists of stock of the borrower or its subsidiaries, the stock may lose all of its value in the event of a bankruptcy, which would leave us exposed to greater potential loss.

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

Disruption and Instability in Capital Markets

The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, uncertainty related to the global outbreak of COVID-19, the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 and subsequent withdrawal have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small to mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services have experienced, and continue to experience, negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in:

•	our receipt of a reduced level of interest income from our portfolio companies;

•	decreases in the value of collateral securing some of our loans and the value of our equity investments; and

•	ultimately, losses or change-offs related to our investments.

Effective from December 31, 2020, the United Kingdom left the Council of the European Union and also ceased to be subject to international trade agreements to which the European Union is a party. As a result, and subject to the terms of a trade and cooperation agreement entered into on December 24, 2020, which sets out the terms of the United Kingdom’s future relationship with the European Union, the rules of the European Union relating to free movement of persons, goods, services and capital between the United Kingdom and the European Union end, and the European Union and the United Kingdom formed two separate markets and two distinct regulatory and legal spaces. The trade agreement offers United Kingdom and European Union businesses preferential access to each other’s markets ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and European Union will now be on more restricted terms than previously existed, and the trade agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. Talks on a separate memorandum of understanding regarding financial services are expected to begin by March 2021. At this time, the impact that the trade agreement and any future agreements, including the memorandum of understanding, will have on business interests in the European Union and the United Kingdom cannot be predicted and, given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom will have on business interests. As a result of the original referendum and other geopolitical developments leading to Brexit, as well as the United Kingdom’s subsequent withdrawal, the financial markets experienced increased levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility.

Changes to or Discontinuation of LIBOR

Our debt investments may be based on floating rates, such as LIBOR or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. The United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Such announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It appears highly likely that LIBOR will be discontinued or modified by 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”). The future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR based securities, including our portfolio of LIBOR indexed, floating rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR based securities, including the value of the LIBOR indexed, floating rate debt securities in our portfolio, or the cost of our borrowings.

If LIBOR ceases to exist, we may need to renegotiate some of our credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate in order to replace LIBOR with the new standard that is established, and this may have an adverse effect on our ability to receive attractive returns. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our credit agreements. If we are unable to do so, amounts drawn under our credit agreements may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Terrorist Action

There is a risk of terrorist attacks on the United States and elsewhere that could cause significant loss of life and property damage and disruptions in the global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material adverse effect on general economic conditions and market liquidity.

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

The table below sets forth our consolidated selected financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and have been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands, except unit data)
Statement of Operations Data
Income
Total investment income	$102,407	$177,158	$173,928	$151,429	$111,425

Expenses
Net expenses	21,946	29,350	38,250	47,354	46,222

Net investment income	80,461	147,808	135,678	104,075	65,203
Net realized (loss) gain on investments	(3,475)	(13,164)	(236)	(88)	519
Net change in unrealized appreciation/depreciation on investments	(71,289)	(49,792)	(41,455)	(1,103)	(3,921)
Net realized gain distributions from investments	—	4,833	931	1,432	—

Net increase in Members’ Capital from operations	$5,697	$89,685	$94,918	$104,316	$61,801

Income per unit	$0.28	$4.45	$4.71	$5.17	$3.07

	Year Ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands, except unit data)
Balance Sheet Data
Cash and cash equivalents	$34,802	$254,474	$145,912	$209,784	$214,913
Short term investments	599,748	—	—	—	—
Total debt and equity investments	645,269	978,604	1,126,209	1,422,992	1,330,390
Total assets	1,286,496	1,241,296	1,281,948	1,655,257	1,558,101
Total debt	115,250	364,065	365,000	378,000	590,000
Total liabilities	718,221	367,068	368,405	379,837	594,997
Total Members’ Capital	568,275	874,228	913,543	1,275,420	963,104
Net asset value per unit (accrual base), End of year/period	$48.54	$63.74	$65.69	$78.70	$93.55

Other Data
Number of portfolio companies at year-end	13	20	23	27	24
Common Unitholder Total Return (1)	0.78%	10.8%	9.1%	9.5%	8.3%
Weighted-average yield of debt and income producing securities (2)	7.1%	10.9%	11.0%	10.5%	10.3%
Fair value of debt investments as a percentage of principal	76.1%	89.8%	92.8%	96.5%	96.7%

(1)

Common Unitholder Total Return for the periods ended December 31, 2020, 2019, 2018, 2017 and 2016 was calculated by taking the net investment income/(loss) of the Company for the period divided by the weighted average contributions from the members during the period. The return is net of management fees and expenses.

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

In addition to the discussion below, our critical accounting policies surrounding investment valuations and fair value measurements are further described in Note 3 to the consolidated financial statements. We consider these accounting policies to be critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and are important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. The critical accounting policies should be read in connection with our risk factors as disclosed in “Item 1A. Risk Factors.” Investments at Fair Value

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

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

Investment Activity

Based on fair values as of December 31, 2020, our portfolio consisted of debt and equity investments in 11 and eight portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 73.8% debt investments which were primarily senior secured, first lien term loans and 26.2% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 12.7% and 20.1% of our portfolio’s fair value and cost, respectively.

Based on fair values as of December 31, 2019, our portfolio consisted of debt and equity investments in 19 and nine portfolio companies, respectively, including TCW Strategic Ventures. Of these investments, 76.9% were debt investments which were primarily senior secured, first lien term loans and 23.1% were equity comprised of common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. No debt investments were on non-accrual status as of December 31, 2019.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2020:

Industry	Percent of Total Investments
Investment Funds & Vehicles	21%
Metals & Mining	18%
Hotels, Restaurants & Leisure	13%
Industrial Conglomerates	11%
Information Technology Services	8%
Pharmaceuticals	7%
Diversified Consumer Services	6%
Household Durables	5%
Distributors	5%
Technologies Hardware, Storage and Peripherals	3%
Internet & Direct Marketing Retail	2%
Diversified Financial Services	1%

Total	100%

Interest income, including interest income paid-in-kind, was $80.0 million, $108.2 million and $141.9 million, for the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019 and 2018, we also earned $0.2 million, $0.6 million and $0 of other fee income for administration fees.

Results of Operations

Our operating results for the years ended December 31, 2020, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Total investment income	$102,407	$177,158	$173,928
Net expenses	21,946	29,350	38,250

Net investment income	80,461	147,808	135,678
Net realized loss on investments	(3,492)	(13,164)	(236)
Net change in unrealized appreciation/depreciation on investments	(71,289)	(49,792)	(41,455)
Net realized gain on short-term investments	17	—	—
Net realized gain distributions from controlled affiliated investments	—	4,833	931

Net increase in Members’ Capital from operations	$5,697	$89,685	$94,918

Total investment income

Total investment income for the years ended December 31, 2020 2019 and 2018 was $102.4 million, $177.2 million and $173.9 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Interest income	$47,102	$91,138	$120,391
Interest income paid-in-kind	32,912	17,075	21,482
Dividend income	22,217	68,305	32,055
Other fee income	176	640	—

Total investment income	$102,407	$177,158	$173,928

The decrease in total investment income during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to lower total interest income and interest income paid-in-kind from our debt investments driven by the decrease in the size of our debt portfolio, as well as lower dividend income from TCW Strategic Ventures.

The increase in total investment income during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to higher dividend income from TCW Strategic Ventures, partially offset by lower interest income and interest income paid-in-kind from our debt investments.

Net investment income

Our net investment income for the years ended December 31, 2020, 2019 and 2018 was $80.5 million, $147.8 million and $135.7 million, respectively.

The decrease in net investment income during the year ended December 31, 20120versus the year ended December 31, 2019 was primarily due to lower total investment income partially offset by lower total expenses. The decrease in total expenses was primarily attributable to lower interest and credit facility expenses; and lower management fees. The decrease in interest and credit facility expenses is commensurate with lower average debt outstanding balance during the current year compared to prior year. The decrease in management fees during the current year is commensurate with the overall decrease in the size of our portfolio.

The increase in net investment income during the year ended December 31, 2019 versus the year ended December 31, 2018 was primarily due to a $7.1 increase in interest and credit facility expenses driven by lower interest expense, undrawn commitment fees and amortization of deferred financing costs. Management fees during the year also decreased by $1.8 million compared to the prior year, due to the lower cost basis of investments during the year, compared to the prior year.

Total expenses for the years ended December 31, 2020, 2019 and 2018 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Expenses
Interest and credit facility expenses	$11,863	$18,146	$25,300
Management fees	7,511	8,605	10,418
Administrative fees	942	1,047	1,209
Professional fees	931	1,019	1,031
Directors’ fees	320	336	333
Other expenses	379	197	222

Total expenses	21,946	29,350	38,513
Expenses reimbursed by the Adviser	—	—	(263)

Net expenses	$21,946	$29,350	$38,250

Our total expenses were $21.9 million, $29.4 million and $38.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our operating expenses include management fees attributed to the Adviser of $7.5 million, $8.6 million and $10.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Total operating expenses decreased during the year-ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to lower interest and credit facility expenses and lower management fees. The decrease in interest and credit facility expenses was primarily due to lower interest expense as our average debt outstanding balance decreased during the current year compared to the prior year. The decrease in management fees during the current year is commensurate with the overall decrease in the size of our portfolio.

Total operating expenses decreased during the year-ended December 31, 2019 versus the prior year primarily due to lower interest and credit facility expenses. Interest and credit facility expenses during the year ended December 31, 2018 included $2.3 million of deferred financing costs, which we accelerated in connection with the decrease in our Credit Facility’s available commitment in 2018.

Net expenses include no expense reimbursement for the years ended December 31, 2020 and 2019 and were $0.3 in the year ended December 31, 2018. The expense reimbursement during the year ended December 31, 2018 was due to the expense limitation on operating expenses as outlined in the Advisory Agreement.

Net realized loss on investments

Our net realized loss on investments for the years ended December 31, 2020, 2019 and 2018 was $3.5 million, $13.2 million and $0.2 million, respectively.

Our net realized loss on investments during the year ended December 31, 2020 was primarily due to the dispositions of our term loan to School Specialty Inc.; our common stock in Verus Financial, LLC; and our Class A equity interest in Animal Supply Holdings, LLC. These resulted in an aggregate realized loss of $5.5 million and were partially offset by $2.1 million of realized gains from the disposition of our term loan to Bumble Bee Holdings, Inc.

Our net realized loss on investments during the year-ended December 31, 2019 was primarily due to our term loan to Frontier Spinning Mills, Inc., which realized $16.7 million in losses during the year, partially offset by our warrants for Quantum Corporation, which realized $3.3 million in gains during the year.

Our net realized loss on investments during the year-ended December 31, 2018 was primarily due to $2.4 million in losses on our term loan to H-D Advanced Manufacturing Company, partially offset by realized gains on the disposition of our term loans to Mavenir, Inc. and Mavenir Private Holdings II Ltd. of $1.9 million.

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation on investments for the years ended December 31, 2020, 2019 and 2018 and ($71.3) million, ($49.8) million and ($41.5) million, respectively.

Our net change in unrealized appreciation/depreciation for the year ended December 31, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
H-D Advanced Manufacturing Company	Term Loan	$(30,539)
OTG Management, LLC	Term Loan	(17,824)
TCW Direct Lending Strategic Ventures LLC	Preferred Membership Interests	(10,836)
ASC Acquisition Holdings, LLC	Term Loans	(8,102)
Pace Industries, Inc.	Term Loans	(7,802)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(5,473)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Revolver	(4,598)
School Specialty, Inc.	Preferred Stock	(4,033)
Quantum Corporation	Common Stock	(3,472)
Pace Industries, Inc.	Common Stock	(2,111)
RTI Holding Company, LLC	Warrants	(1,007)
ENA Holding Corporation	Term Loan	1,281
Intren, LLC	Term Loan	1,562
School Specialty, Inc.,	Term Loan	1,637
KPI Holding LLC	Warrant	1,692
Cedar Ultimate Parent LLC	Preferred Membership Interests	7,916
Noramco, LLC	Term Loan	12,538
All others	Various	(2,118)

Net change in unrealized appreciation/depreciation		$(71,289)

Our net change in unrealized appreciation/depreciation during the year ended December 31, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19; in addition to other business conditions unique to our respective issuers.

Our net change in unrealized appreciation/depreciation for the year ended December 31, 2019 was primarily due to our terms loans to Carrier & Technology Holdings, LLC; and Noramco, LLC, which collectively recorded $20.2 million in unrealized depreciation, partially offset by our Quantum Corporation common stock, which recorded $10.0 million in unrealized appreciation. In addition, we also recognized a $40.5 million net unrealized depreciation on our investment in Strategic Ventures. The net change in unrealized appreciation/depreciation of our investment in Strategic Ventures during the year ended December 31, 2019 primarily resulted from changes in the portfolio market value of, and undistributed profits from, TCW Strategic Ventures.

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

Net realized gain on short-term investments

During the year ended December 31, 2020 we earned $17 in realized gains from our short-term investments in government treasuries.

Net realized gain distributions from controlled affiliated investments

Our net realized gain distributions from controlled affiliated investments for the years ended December 31, 2020, 2019 and 2018 were was $0, $4.9 million and $0.9 million, respectively. The net realized gains during the years ended December 31, 2019 and 2018 reflect distributions from TCW Strategic Ventures during the respective periods from its net short- and long-term gains.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2020, 2019 and 2018 was $5.7 million, $89.7 million and $94.9 million, respectively.

The relative decrease during the year ended December 31, 2020 is primarily due to the higher net realized and unrealized loss on investments coupled with lower net investment income.

The relative decrease during the year ended December 31, 2019 is primarily due to the higher net realized and unrealized loss on investments, partially offset by higher net investment income.

The relative decrease during the year ended December 31, 2018 is primarily attributable to the increase in net unrealized depreciation on investments.

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

As of December 31, 2020, 2019 and 2018, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company were as follows (dollar amounts in thousands):

	December 31,
	2020	2019	2018
Commitments	$2,013,470	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%	79.7%
Units	20,134,698	20,134,698	20,134,698

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

On April 10, 2017, we entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2020, we were in compliance with such covenants.

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

On May 27, 2020, we entered into a Lender Group Joinder Agreement pursuant to which Zions Bancorporation, N.A. d/b/a California Bank & Trust was added as a committed lender (with a commitment of $25.0 million) under the Amended Credit Agreement. Concurrently therewith, we elected to increase the size of our revolving credit line under the Credit Agreement to $400.0 million. On December 29, 2020, we elected to permanently decrease the size of our revolving credit line under the Credit Agreement to $177.0 million.

As of December 31, 2020 and 2019, the Available Commitment under the Credit Facility was $177.0 million and $387.1 million, respectively.

As of December 31, 2020 and 2019, the amounts outstanding under the Credit Facility were $115.3 million and $364.1 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2020 and 2019, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2020 and 2019, $1.2 million and $0.7 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2019, 2018 and 2017 was as follows (dollar amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Credit facility interest expense	$9,162	$15,036	$16,360
Undrawn commitment fees	1,162	438	3,425
Administrative fees	65	65	65
Amortization of deferred financing costs	1,474	2,607	5,450

Total	$11,863	$18,146	$25,300

Weighted average interest rate	3.57%	4.61%	4.43%
Average outstanding balance	$252,629	$321,518	$364,512

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

Contractual Obligations

A summary of our contractual payment obligations as of December 31, 2020 and 2019 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – December 31, 2020	$177,000	$115,250	$61,750
Total Debt Obligations – December 31, 2019	$750,000	$364,065	$23,000

(1)	The amount available considers any limitations related to the debt facility borrowing.

The Company had the following unfunded commitments and unrealized depreciation as of December 31, 2020 and 2019 by investment (dollar amounts in thousands):

	Maturity/ Expiration	December 31, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$1,769	$713	$2,124	$—
Help At Home, LLC	August 2020	—	—	10,541	—
KBP Investments, LLC (fka FQSR, LLC)	September 2021	—	—	5,798	—
Quicken Parent Corp	April 2021	—	—	863	26
Ruby Tuesday, Inc.	March 2021	4,941	—	—	—
Ruby Tuesday, Inc.	December 2022	—	—	4,575	—

Total		$6,710	$713	$23,901	$26

The Company’s total capital commitment to its underlying investment in TCW Direct Lending Strategic Ventures LLC is $481.6 million. As of December 31, 2020 and 2019, the Company’s unfunded commitment to TCW Strategic Ventures was $219.6 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2020, 97.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2020, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 97.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our December 31, 2020 consolidated statement of assets and liabilities, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

Basis Point Change	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$9,674	$2,524	$7,150
Up 200 basis points	5,696	1,355	4,341
Up 100 basis points	1,545	187	1,358
Down 100 basis points	(3)	—	(3)
Down 200 basis points	(3)	—	(3)
Down 300 basis points	(3)	—	(3)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2020, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the fiscal year ended to December 31, 2020.

*	Filed herewith

ITEM 16.	Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 22, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director
(Principal Executive Officer)

Date: March 22, 2021	By:	/s/ Laird R. Landmann
Laird. R Landmann
Director

Date: March 22, 2021	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 22, 2021	By:	/s/ William Cobb
William Cobb
Director

Date: March 22, 2021	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: March 22, 2021	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in members’ capital and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $490,036,410 as of December 31, 2020.

How the Critical Audit Matter Was Addressed in the Audit

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and internal assumptions and the weighting of the best available pricing inputs in determining the fair value of these investments.

Our audit procedures related to the valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•

We obtained an understanding of the methods, valuation models, and assumptions for the unobservable inputs used to derive the pricing information as part of the procedures to test the fair value estimates.

•

We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.

•

We utilized fair value specialists to assist in validating the appropriateness of the valuation techniques and valuation assumptions and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the business assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.

•	We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

March 22, 2021

We have served as the Company’s auditor since 2014.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (1)
Distributors
	ASC Acquisition Holdings, LLC(2)(3)	08/14/20	Term Loan - 7.00% inc. PIK (7.00% Fixed Coupon, all PIK)	1.7%	$25,046,760	08/03/25	$23,426,565	$9,617,957
	ASC Acquisition Holdings, LLC(3)	08/14/20	Term Loan - 9.50% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 9.5% PIK)	3.6%	20,398,360	08/03/25	20,398,360	20,398,360

				5.3%	45,445,120		43,824,925	30,016,317

Diversified Consumer Services
	School Specialty, Inc.(4)	09/15/20	Term Loan - 9.25% inc. PIK (LIBOR + 8.00%, 1.25% Floor, 4.00% PIK)	6.1%	34,562,488	09/15/25	34,341,012	34,562,488

				6.1%	34,562,488		34,341,012	34,562,488

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)(3)	07/02/18	Term Loan - 11.75% inc. PIK (11.75%, Fixed Coupon, all PIK)	0.0%	46,908,147	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)(3)	07/02/18	Revolver - 8.75% inc. PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.0%	9,669,605	07/02/23	9,669,605	5,782,424
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)(3)	07/02/18	Term Loan - 8.75% inc. PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.0%	11,087,550	07/02/23	9,387,868	—

				1.0%	20,757,155		19,057,473	5,782,424

				1.0%	67,665,302		61,603,532	5,782,424

Hotels, Restaurants & Leisure
	OTG Management, LLC	10/07/20	Incremental Delayed Draw Term Loan - 10.00% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	1.3%	9,102,189	08/26/21	9,102,189	7,299,956
	OTG Management, LLC	06/30/16	Term Loan - 10.00% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	10.9%	77,605,399	08/26/21	77,432,408	62,239,530

				12.2%	86,707,588		86,534,597	69,539,486

	Ruby Tuesday, Inc.	10/09/20	DIP Term Loan -11.00% (LIBOR + 10.00%, 1.00% Floor)	0.3%	1,836,034	03/08/21	1,836,034	1,836,034
	Ruby Tuesday, Inc.	12/21/17	Term Loan - 11.00% inc. PIK (LIBOR + 10.00%, 1.00% Floor, 2.00% PIK)	1.7%	9,647,259	12/21/22	9,466,906	9,647,259

				2.0%	11,483,293		11,302,940	11,483,293

				14.2%	98,190,881		97,837,537	81,022,779

Household Durables
	Cedar Electronics Holdings, Corp.(4)	01/30/19	Incremental Term Loan - 15.00% inc. PIK (15.00%, Fixed Coupon, all PIK)	0.5%	3,177,284	12/18/23	3,177,284	3,177,284
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan 9.50% (LIBOR + 8.00%, 1.50% Floor)	3.7%	20,795,847	12/18/23	20,792,899	20,795,847

				4.2%	23,973,131		23,970,183	23,973,131

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan - 8.50% inc. PIK (LIBOR + 7.00%, 1.50% Floor, All PIK)	12.8%	$108,376,477	01/01/23	$108,166,430	$72,612,240

				12.8%	108,376,477		108,166,430	72,612,240

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan -10.00% inc. PIK (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	7.3%	41,682,875	05/06/21	41,613,205	41,307,729
	ENA Holding Corporation	05/06/16	Revolver - 10.00% inc. PIK (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	1.4%	8,150,861	05/06/21	8,150,861	8,077,503

				8.7%	49,833,736		49,764,066	49,385,232

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 10.50% inc. PIK (LIBOR + 9.50%, 1.00% Floor, 2.50% PIK)	2.1%	12,194,025	08/28/22	12,074,279	12,047,697

				2.1%	12,194,025		12,074,279	12,047,697

Metals & Mining
	Pace Industries, Inc.(2)(4)	06/01/20	HoldCo Term Loan - 3.50% inc. PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	11.6%	82,630,313	06/01/40	78,157,034	66,352,141
	Pace Industries, Inc.(4)	06/01/20	Opco Term Loan - 9.75% inc. PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	9.3%	52,749,501	06/01/25	52,710,862	52,749,501

				20.9%	135,379,814		130,867,896	119,101,642

Pharmaceuticals
	Noramco, LLC	07/01/16	Senior Term Loan - 9.38% inc. PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	8.4%	50,315,714	12/31/23	50,133,886	47,548,349

				8.4%	50,315,714		50,133,886	47,548,349

	Total Debt Investments			83.7%			612,583,746	476,052,299

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC(2)(3)(5)(8)		Class A Common	0.0%	224,156		1,572,726	—

				0.0%	224,156		1,572,726	—

Diversified Consumer Services
	School Specialty, Inc.(2)(4)(8)		Class A Preferred Stock	0.8%	806,264		8,062,637	4,386,075
	School Specialty, Inc.(2)(4)(8)		Class B Preferred Stock	0.0%	359,474		356,635	—
	School Specialty, Inc.(2)(4)(8)		Common Stock	0.0%	80,700		53,889	—

				0.8%	1,246,438		8,473,161	4,386,075

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)(3)(6)		Common Stock	0.0%	2,143		—	—

				0.0%	2,143		—	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(2)(8)	Warrant, expires 12/21/27	0.0%	1,470,632	$1,379,747	$—

			0.0%	1,470,632	1,379,747	—

Household Durables
	Cedar Ultimate Parent LLC(2)(4)(8)	Class A Preferred Units	1.7%	9,297,990	9,187,900	9,598,036
	Cedar Ultimate Parent LLC(2)(4)(8)	Class D Preferred Units	0.0%	2,900,000	—	—
	Cedar Ultimate Parent LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—

			1.7%	12,497,990	9,187,900	9,598,036

Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(4)(7)	Common membership interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(4)(7)	Preferred membership interests	24.4%	165,200	165,200,000	138,889,888

			24.4%	166,000	165,200,000	138,889,888

Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	917,418	2,110,522	—

			0.0%	917,418	2,110,522	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)(3)	Common Stock	2.9%	2,670,416	9,799,470	16,342,946

			2.9%	2,670,416	9,799,470	16,342,946

	Total Equity Investments		29.8%		197,723,526	169,216,945

	Total Debt & Equity Investments(9)		113.5%		$810,307,272	$645,269,244

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.01%		4.8%	27,031,770	27,031,770	27,031,770
	U.S. Treasury Bill, Yield 0.08%		105.5%	600,000,000	599,747,833	599,747,832

			110.3%	627,031,770	626,779,603	626,779,602

	Total Cash Equivalents		110.3%		$626,779,603	$626,779,602

	Total Investments 223.8%				$1,437,086,875	$1,272,048,846

	Net unrealized depreciation on unfunded commitments (0.1%)					$(713,058)

	Liabilities in Excess of Other Assets (123.7%)					$(703,060,436)

	Net Assets 100.0%					$568,275,352

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $153,637,845 and $416,887,805, respectively, for the period ended December 31, 2020. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)	Non-income producing.
(3)

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2019 and December 31, 2020 along with transactions during the year ended December 31, 2020 in these affiliated investments are as follows:

					Net Change in
	Fair Value at			Realized	Unrealized	Fair Value at	Interest/
	December 31,	Gross	Gross	Gains	Appreciation/	December 31,	Dividend/
Name of Investment	2019	Additions(a)	Reductions(b)	(Losses)	Depreciation	2020	Other income
Animal Supply Holdings, LLC Class A Common	$—	$1,572,727	$—	$(708,537)	$(864,190)	$—	$15,767
ASC Acquisition Holdings, LLC Term Loan—7.00%	—	23,426,565	—	—	(13,808,608)	9,617,957	873,444
ASC Acquisition Holdings, LLC Term Loan—9.50%	—	20,398,360	—	—	—	20,398,360	1,503,104
ASC Acquisition Holdings, LLC Term Loan—11.80%	16,973,303	12,091,695	(34,771,688)	—	5,706,690	—	3,053,968
Carrier & Technology Holdings, LLC Term Loan—11.75%	—	—	—	—	—	—	(417,901)
Carrier & Technology Holdings, LLC Common Stock	—	—	—	—	—	—	—
Guardia LLC (fka Carrier & Technology Solutions, LLC) Revolver—8.75%	8,494,311	(469,870)	1,645,164	—	(3,887,181)	5,782,424	1,649,576
Guardia LLC (fka Carrier & Technology Solutions, LLC) Term loan—8.75%	7,740,609	552,378	(2,819,690)	—	(5,473,297)	—	999,895
Quantum Corporation Common Stock	19,814,479	—	—	—	(3,471,533)	16,342,946	—

Total non-controlled affiliated investments	$53,022,702	$57,571,855	$(35,946,214)	$(708,537)	$(21,798,119)	$52,141,687	$7,677,853

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(4)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2019 and December 31, 2020 along with transactions during the year ended December 31, 2020 in these controlled investments are as follows:

					Net Change in
	Fair Value at			Realized	Unrealized	Fair Value at	Interest/
	December 31,	Gross	Gross	Gains	Appreciation/	December 31,	Dividend/
Name of Investment	2019	Additions(a)	Reductions(b)	(Losses)	Depreciation	2020	Other income
Cedar Electronics Holdings, Corp. Incremental Term Loan—15.00%	$2,738,388	$438,897	$—	$—	$(1)	$3,177,284	$885,745
Cedar Electronics Holdings, Corp. Term Loan—9.50%	19,817,479	1,019,695	—	—	(41,327)	20,795,847	2,898,179
Cedar Ultimate Parent LLC Class A Preferred Units	1,640,937	—	—	—	7,957,099	9,598,036	—
Cedar Ultimate Parent LLC Class D Preferred Units	—	—	—	—	—	—	—
Cedar Ultimate Parent LLC Class E Common Units	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	2,110,522	—	—	(2,110,522)	—	—
Pace Industries, Inc. First Lien Term Loan—12.70%	87,910,865	18,431,418	(110,306,182)	—	3,963,899	—	8,786,785
Pace Industries, Inc. HoldCo Term Loan—3.50%	—	110,746,735	(32,589,701)	—	(11,804,893)	66,352,141	19,164
Pace Industries, Inc. Opco Term Loan—9.75%	—	52,710,862	—	—	38,639	52,749,501	3,344,140
School Specialty, Inc. Class A Preferred Stock	—	8,062,637	—	—	(3,676,562)	4,386,075	—
School Specialty, Inc. Class B Preferred Stock	—	356,635	—	—	(356,635)	—	—
School Specialty, Inc. Common Stock	—	59,124	—	(5,235)	(53,889)	—	—
School Specialty, Inc. Delayed Draw Term Loan—16.75%	3,768,338	4,400,424	(8,396,541)	—	227,779	—	718,873
School Specialty, Inc. Term Loan—9.25%	—	34,341,012	—	—	221,476	34,562,488	961,647
School Specialty, Inc. Term Loan A—16.75%	28,294,179	11,202,554	(38,039,495)	(2,866,190)	1,408,952	—	5,843,440
School Specialty, Inc. Warrant	124,508	—	—	(124,655)	147	—	—
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	195,726,195	—	(46,000,000)	(3)	(10,836,304)	138,889,888	22,000,000

Total controlled affiliated investments	$340,020,889	$243,880,515	$(235,331,919)	$(2,996,083)	$(15,062,142)	$330,511,260	$45,457,973

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(5)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(6)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.
(7)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2020, $138,889,888 or 10.8% of the Company’s total assets were represented by “non-qualifying assets.”

(8)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities was $13,984,111, or 1.1% of the Company’s total assets.

(9)

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of December 31, 2020. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

Country Breakdown Portfolio
United States	100.0%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt(1)
Auto Components
	Challenge Manufacturing Company LLC	04/20/17	Term Loan - 8.80% (LIBOR + 7.00%, 1.00% Floor)	5.3%	$47,217,268	04/20/22	$46,728,546	$46,414,574

				5.3%	47,217,268		46,728,546	46,414,574

Commercial Services & Supplies
	School Specialty, Inc.	04/07/17	Delayed Draw Term Loan - 16.75% inc. PIK (PRIME + 9.00%, 1.00% Floor, 3.00% PIK)	0.4%	3,996,117	11/22/20	3,996,117	3,768,338
	School Specialty, Inc.	04/07/17	Term Loan A - 16.75% inc. PIK (PRIME + 9.00%, 1.00% Floor, 3.00% PIK)	3.3%	30,004,431	11/22/20	29,703,130	28,294,179

				3.7%	34,000,548		33,699,247	32,062,517

Construction & Engineering
	Intren, LLC	07/18/17	Term Loan - 8.45% (LIBOR + 6.75%, 1.25% Floor)	1.0%	10,537,755	07/18/23	10,413,341	8,851,715

				1.0%	10,537,755		10,413,341	8,851,715

Distributors
	ASC Acquisition Holdings, LLC	02/25/19	Term Loan - 11.80% inc. PIK (LIBOR + 7.50%, 1.00% Floor, 2.50% PIK)	1.9%	23,187,573	02/22/22	22,679,993	16,973,303

				1.9%	23,187,573		22,679,993	16,973,303

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)	07/02/18	Term Loan - 11.75% (11.75%, Fixed Coupon, all PIK)	0.0%	42,679,251	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)	07/02/18	Revolver - 9.02% (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.0%	8,494,311	07/02/23	8,494,311	8,494,311
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)	07/02/18	Term Loan - 8.96% (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.9%	11,692,763	07/02/23	11,655,180	7,740,609

				1.9%	20,187,074		20,149,491	16,234,920

	Verus Analytics, LLC	04/11/16	First Lien Term Loan - 9.20% (LIBOR + 7.25%, 0.75% Floor)	1.8%	15,859,375	04/12/21	15,778,386	15,859,375

				3.7%	78,725,700		78,473,936	32,094,295

Food Products
	Bumble Bee Foods, LLC	11/01/19	DIP Term Loan - 12.29% (LIBOR + 10.50%, 1.00% Floor)	0.3%	2,632,205	05/26/20	2,510,487	2,632,205
	Bumble Bee Foods, LLC	11/01/19	Delayed Draw Term Loan - 12.29% (LIBOR + 10.50%, 1.00% Floor)	0.3%	2,632,205	05/26/20	2,632,205	2,632,205
	Bumble Bee Holdings, Inc.	08/15/17	Term Loan B1 - 13.75% inc. PIK (PRIME + 7.50%, 2.00% Floor, 1.50% PIK)	3.9%	33,416,751	08/15/23	33,020,954	33,851,168
	Connors Bros. Clover Leaf Seafoods Company (Canada) (an affiliate of Bumble Bee Holdings, Inc.)(3)	08/15/17	Term Loan B2 - 13.75% inc. PIK (PRIME + 7.50%, 2.00% Floor, 1.50% PIK)	1.1%	9,467,529	08/15/23	9,355,394	9,590,608
	Harvest Hill Beverage Company	01/20/16	Term Loan A1 - 8.30% (LIBOR + 6.50%, 1.00% Floor)	7.0%	61,188,810	01/19/21	60,995,793	61,188,810

				12.6%	109,337,500		108,514,833	109,894,996

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Health Care Providers & Services
	Help at Home, LLC	08/03/15	Revolver - 8.43% (LIBOR + 6.63%, 1.25% Floor)	0.5%	$4,324,324	08/03/20	$4,324,324	$4,324,324
	Help at Home, LLC	08/03/15	Term Loan B -8.45% (LIBOR + 6.75%, 1.25% Floor)	5.1%	44,900,288	08/03/20	44,799,753	44,900,288

				5.6%	49,224,612		49,124,077	49,224,612

Hotels, Restaurants & Leisure
	KBP Investments, LLC (fka FQSR, LLC)	05/14/18	Delayed Draw Term Loan - 7.42% (LIBOR + 5.50%, 1.00% Floor)	1.2%	10,797,116	05/14/23	10,797,116	10,797,116
	KBP Investments, LLC (fka FQSR, LLC)	05/14/18	Term Loan - 7.41% (LIBOR + 5.50%, 1.00% Floor)	2.8%	24,200,810	05/14/23	23,664,447	24,200,810

				4.0%	34,997,926		34,461,563	34,997,926

	OTG Management, LLC	06/30/16	Delayed Draw Term Loan - 8.90% (LIBOR + 7.00%, 1.00% Floor)	2.1%	18,546,807	08/26/21	18,489,721	18,639,541
	OTG Management, LLC	06/30/16	Term Loan - 9.00% (LIBOR + 7.00%, 1.00% Floor)	6.7%	58,502,243	08/26/21	58,115,859	58,794,754

				8.8%	77,049,050		76,605,580	77,434,295

	Ruby Tuesday, Inc.	12/21/17	Term Loan - 11.94% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 2.00% PIK)	1.9%	17,034,239	12/21/22	16,510,648	16,540,246

				14.7%	129,081,215		127,577,791	128,972,467

Household Durables
	Cedar Electronics Holdings, Corp.(4)	01/30/19	Incremental Term Loan - 15.00% inc. PIK (15.00% , Fixed Coupon, all PIK)	0.3%	2,738,388	06/26/20	2,738,388	2,738,388
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 9.70% (LIBOR + 8.00%, 1.50% Floor)	2.3%	19,817,479	06/26/20	19,773,204	19,817,479

				2.6%	22,555,867		22,511,592	22,555,867

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan - 10.44% inc. PIK (LIBOR + 7.00%, 1.00% Floor, 1.50% PIK)	11.5%	105,574,504	12/31/21	105,205,810	100,190,204

				11.5%	105,574,504		105,205,810	100,190,204

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan - 9.16% inc. PIK (LIBOR + 7.25%, 1.00% Floor, 2.50% PIK)	4.8%	43,605,802	05/06/21	43,317,091	41,730,752
	ENA Holding Corporation	05/06/16	Revolver - 9.17% (LIBOR + 7.25%, 1.00% Floor, 2.50% PIK)	0.9%	8,092,133	05/06/21	8,092,133	7,744,172

				5.7%	51,697,935		51,409,224	49,474,924

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 10.80% (LIBOR + 9.00%, 1.00% Floor)	1.4%	12,292,109	08/28/22	12,095,363	12,316,693

				1.4%	12,292,109		12,095,363	12,316,693

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Metals & Mining
	Pace Industries, Inc.	06/30/15	First Lien Term Loan - 12.70% inc. PIK (LIBOR + 8.25%, 1.00% Floor, 2.50% PIK)	10.0%	93,224,671	06/30/20	$91,874,763	$87,910,865

				10.0%	93,224,671		91,874,763	87,910,865

Pharmaceuticals
	Noramco, LLC	07/01/16	Senior Term Loan - 10.48% inc. PIK (LIBOR + 8.00%, 1.00% Floor, 0.38% PIK)	4.1%	50,914,830	07/01/21	50,713,260	35,589,466

				4.1%	50,914,830		50,713,260	35,589,466

Software
	Quicken Parent Corp.	04/01/16	First Lien Term Loan - 10.71% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 0.50% PIK)	2.2%	20,324,881	04/01/21	20,284,943	19,715,135

				2.2%	20,324,881		20,284,943	19,715,135

	Total Debt Investments			86.0%			$831,306,719	$752,241,633

	Equity				Shares
Commercial Services & Supplies
	School Specialty, Inc.(5),(6)		Warrant, expires 12/27/22	0.0%	487,004		$124,655	$124,508

				0.0%	487,004		124,655	124,508

Distributors
	Animal Supply Holdings, LLC(5),(6),(7)		Class A	0.0%	9,807		708,537	—

				0.0%	9,807		708,537	—

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2),(5),(6),(8)		Common Stock	0.0%	2,143		—	—
	Verus Financial, LLC(5),(9)		Common Stock	0.9%	8,750		7,640,647	8,049,137

				0.9%	10,893		7,640,647	8,049,137

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(5),(6)		Warrant, expires 12/21/27	0.1%	1,470,632		1,379,747	1,007,408

				0.1%	1,470,632		1,379,747	1,007,408

Household Durables
	Cedar Ultimate Parent LLC(4),(5),(6)		Common Stock	0.0%	300,000		—	—
	Cedar Ultimate Parent LLC(4),(5),(6)		Preferred Stock	0.2%	9,297,990		9,187,900	1,640,937
	Cedar Ultimate Parent LLC(4),(5),(6)		Preferred Stock	0.0%	2,900,000		—	—

				0.2%	12,497,990		9,187,900	1,640,937

Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(3),(4)		Preferred membership interests	22.4%	211,200		211,200,000	195,726,195
	TCW Direct Lending Strategic Ventures LLC(3),(4),(6)		Common membership interests	0.0%	800		—	—

				22.4%	212,000		211,200,000	195,726,195

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
Metals & Mining
	KPI Holding LLC(5),(6)	Warrant, expires 06/30/2020	0.0%	4,466	$1,692,000	$—

			0.0%	4,466	1,692,000	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)(6)	Common Stock	2.3%	2,670,415	9,799,470	19,814,479

			2.3%	2,670,415	9,799,470	19,814,479

	Total Equity Investments		25.9%		$241,732,956	$226,362,664

	Total Debt & Equity Investments(10)		111.9%		$1,073,039,675	$978,604,297

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 1.52%		8.0%	69,842,068	$69,842,068	$69,842,068

	Total Investments 119.9%				$1,142,881,743	$1,048,446,365

	Net unrealized depreciation on unfunded commitments (0.0%)					$(25,875)

	Liabilities in Excess of Other Assets (19.9%)					$(174,192,368)

	Net Assets 100.0%					$874,228,122

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2019

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2018 and December 31, 2019 along with transactions during the year ended December 31, 2019 in these affiliated investments are as follows (as corrected):

					Net Change in
	Fair Value at			Realized	Unrealized	Fair Value at	Interest/
	December 31,	Gross	Gross	Gains	Appreciation/	December 31,	Dividend/
Name of Investment	2018	Additions(a)	Reductions(b)	(Losses)	Depreciation	2019	Other income
Carrier & Technology Holdings, LLC Term Loan—11.75%	$5,229,652	$4,821,263	$—	$—	$(10,050,915)	$—	$4,855,262
Guardia LLC (fka Carrier & Technology Solutions, LLC) Revolver—9.02%	7,198,078	1,746,233	(450,000)	—	—	8,494,311	764,805
Guardia LLC (fka Carrier & Technology Solutions, LLC) Term loan—8.96%	11,147,081	1,135,798	(576,837)	—	(3,965,433)	7,740,609	1,133,643
Quantum Corporation Common Stock	783,890	8,091,159	—	—	10,939,430	19,814,479	—
Quantum Corporation Warrant, expires 9/7/23	373,414	—	(2,281,233)	1,138,176	769,643	—	—
Quantum Corporation Warrant, expires 9/30/23	373,414	—	(2,334,870)	1,117,656	843,800	—	—
Quantum Corporation Warrant, expires 10/31/23	373,415	—	(2,316,706)	1,124,605	818,686	—	—
Quantum Corporation Warrant, expires 11/30/23	187,157	—	(1,158,802)	(33,299)	1,004,944	—	—

Total non-controlled affiliated investments	$25,666,101	$13,524,548	$(6,848,543)	$3,347,138	$360,155	$36,049,399	$6,753,710

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

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

(4)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2018 and December 31, 2019 along with transactions during the year ended December 31, 2019 in these controlled investments are as follows (as corrected):

					Net Change in
	Fair Value at			Realized	Unrealized	Fair Value at	Interest/
	December 31,	Gross	Gross	Gains	Appreciation/	December 31,	Dividend/
Name of Investment	2018	Additions(a)	Reductions(b)	(Losses)	Depreciation	2019	Other income
Cedar Electronics Holdings, Corp. Incremental Term Loan—15.00%	$—	$2,738,387	$—	$—	$1	$2,738,388	$338,387
Cedar Electronics Holdings, Corp. Term Loan—9.70%	17,683,200	755,170	—	—	1,379,109	19,817,479	2,449,479
Cedar Ultimate Parent LLC Class A Preferred Units	—	—	—	—	1,640,937	1,640,937	—
Cedar Ultimate Parent LLC Class D Preferred Units	—	—	—	—	—	—	—
Cedar Ultimate Parent LLC Class E Common Units	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Common membership interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred membership interests	260,252,121	235,200,000	(259,200,000)	—	(40,525,926)	195,726,195	68,127,000

Total controlled affiliated investments	$277,935,321	$238,693,557	$(259,200,000)	$—	$(37,505,879)	$219,922,999	$70,914,866

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities was $10,821,990, or 0.9% of the Company’s total assets..

(6)	Non-income producing.
(7)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(8)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.
(9)	Holdings of Verus Financial, LLC common stock are held through TCW DL VF Holdings, Inc., a special purpose vehicle.
(10)

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of December 31, 2019. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of December 31,
	2020	2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $319,356 and $757,646, respectively)(1)	$262,616	$722,632
Non-controlled affiliated investments (amortized cost of $116,801 and $72,495, respectively)(1)	52,142	36,049
Controlled affiliated investments (amortized cost of $374,150 and $242,899, respectively)(1)	330,511	219,923
Cash and cash equivalents	34,802	254,474
Short-term investments	599,748	—
Interest receivable	5,360	7,427
Deferred financing costs	1,235	710
Prepaid and other assets	82	81

Total Assets	$1,286,496	$1,241,296

Liabilities
Payable for short-term investments purchased	$599,748	$—
Credit facility payable	115,250	364,065
Management fees payable	1,698	2,094
Unrealized depreciation on unfunded commitments	713	26
Interest and credit facility expense payable	457	111
Directors’ fees payable	—	—
Other accrued expenses and other liabilities	355	772

Total Liabilities	$718,221	$367,068

Commitments and Contingencies (Note 5)

Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(854,503)	(618,250)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,733)	(13,595)

Common Unitholders’ capital	735,256	971,647
Accumulated loss	(166,981)	(97,419)

Total Members’ Capital	$568,275	$874,228

Total Liabilities and Members’ Capital	$1,286,496	$1,241,296

Net Asset Value Per Unit (accrual base) (Note 9)	$48.54	$63.74

(1)	Amounts disclosed for the year ended December 31, 2019 have been restated, as described in Note 2.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2020	2019	2018
Investment Income
Non-controlled/non-affiliated investments:
Interest income(1)	$31,641	$89,223	$118,401
Interest income paid-in-kind(1)	17,323	9,448	18,844
Dividend income	217	178	87
Other fee income	90	640	—
Non-controlled affiliated investments:
Interest income(1)	3,946	83	461
Interest income paid-in-kind(1)	3,716	6,671	2,543
Other fee income	16	—	—
Controlled affiliated investments:
Interest income(1)	11,515	1,832	1,529
Interest income paid-in-kind(1)	11,873	956	95
Dividend income	22,000	68,127	31,968
Other fee income	70	—	—

Total investment income	102,407	177,158	173,928
Expenses
Interest and credit facility expenses	11,863	18,146	25,300
Management fees	7,511	8,605	10,418
Administrative fees	942	1,047	1,209
Professional fees	931	1,019	1,031
Directors’ fees	320	336	333
Other expenses	379	197	222

Total expenses	21,946	29,350	38,513
Expenses reimbursed by the Adviser	—	—	(263)

Net expenses	21,946	29,350	38,250

Net investment income	$80,461	$147,808	$135,678
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments(1)	$213	$(17,109)	$(236)
Non-controlled affiliated investments(1)	(709)	3,945	—
Controlled affiliated investments	(2,996)	—	—
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments(1)	(34,429)	1,127	(36,076)
Non-controlled affiliated investments(1)	(21,798)	(13,413)	(5,136)
Controlled affiliated investments(1)	(15,062)	(37,506)	(243)
Net realized gain on short-term investments	17	—	—
Net realized gain distributions from controlled affiliated investments	—	4,833	931

Net realized and unrealized loss on investments	$(74,764)	$(58,123)	$(40,760)

Net increase in Members’ Capital from operations	$5,697	$89,685	$94,918

Basic and diluted:
Income per unit	$0.28	$4.45	$4.71

(1)	Amounts disclosed for the years ended December 31, 2019 and 2018 have been restated, as described in Note 2.

See Notes to Consolidated Financial Statements

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2017	$1,300,269	$(24,849)	$1,275,420
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	135,678	135,678
Net realized gain on investments	—	695	695
Net change in unrealized appreciation/depreciation on investments	—	(41,455)	(41,455)

Distributions to Members from:
Distributable earnings		(136,673)	(136,673)
Return of capital	(220,122)	—	(220,122)
Return of unused capital	(100,000)	—	(100,000)

Total Decrease in Members’ Capital for the year ended December 31, 2018	(320,122)	(41,755)	(361,877)
Tax reclassification of Members’ Capital	(265)	265	—

Members’ Capital at December 31, 2018	$979,882	$(66,339)	$913,543
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	147,808	147,808
Net realized loss on investments	—	(8,331)	(8,331)
Net change in unrealized appreciation/depreciation on investments	—	(49,792)	(49,792)
Distributions to Members from:
Distributable earnings		(124,880)	(124,880)
Return of capital	(4,120)	—	(4,120)

Total Decrease in Members’ Capital for the year ended December 31, 2019	(4,120)	(35,195)	(39,315)
Tax reclassification of Members’ Capital	(4,115)	4,115	—

Members’ Capital at December 31, 2019	$971,647	$(97,419)	$874,228
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	80,461	80,461
Net realized loss on investments	—	(3,475)	(3,475)
Net change in unrealized appreciation/depreciation on investments	—	(71,289)	(71,289)
Distributions to Members from:
Distributable earnings	—	(75,397)	(75,397)
Return of capital	(236,253)	—	(236,253)

Total Decrease in Members’ Capital for the year ended December 31, 2020	(236,253)	(69,700)	(305,953)
Tax reclassification of Members’ Capital	(138)	138	—

Members’ Capital at December 31, 2020	$735,256	$(166,981)	$568,275

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

	For the Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$5,697	$89,685	$94,918
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(120,726)	(54,791)	(101,688)
Purchases of short-term investments	(599,748)	—	—
Interest income paid in-kind	(32,912)	(17,074)	(21,482)
Proceeds from sales and paydowns of investments	416,888	162,496	388,281
Net realized loss on investments	3,492	13,164	236
Change in net unrealized appreciation/depreciation on investments	71,289	49,792	41,455
Amortization of premium and accretion of discount, net	(4,009)	(6,125)	(10,380)
Amortization of deferred financing costs	1,474	2,607	5,450
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	2,067	(1,208)	6,266
(Increase) decrease in receivable from Adviser	—	263	940
(Increase) decrease in prepaid and other assets	(1)	4	10
Increase (decrease) in payable for short-term investments purchased	599,748	—	—
Increase (decrease) in interest and credit facility expense payable	346	(40)	(267)
Increase (decrease) in management fees payable	(396)	(410)	2,504
Increase (decrease) in other accrued expenses and liabilities	(417)	191	(308)

Net cash provided by operating activities	$342,792	$238,554	$405,935

Cash Flows from Financing Activities
Return of capital	$(236,253)	$(4,120)	$(220,122)
Unused contributions returned to Members	—	—	(100,000)
Distributions to Members	(75,397)	(124,880)	(136,673)
Deferred financing costs paid	(1,999)	(57)	(12)
Proceeds from credit facility	353,000	215,000	227,000
Repayments of credit facility	(601,815)	(215,935)	(240,000)

Net cash used in financing activities	$(562,464)	$(129,992)	$(469,807)

Net (decrease) increase in cash and cash equivalents	$(219,672)	$108,562	$(63,872)
Cash and cash equivalents, beginning of year	$254,474	$145,912	$209,784

Cash and cash equivalents, end of year	$34,802	$254,474	$145,912

Supplemental and non-cash financing activities
Interest expense paid	$8,857	$15,043	$16,391

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(Dollar amount in thousands, except for unit data)

December 31, 2020

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

December 31, 2020

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2020, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2020 was $100,875.

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

December 31, 2020

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2020, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value, and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provides optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

December 31, 2020

2. Significant Accounting Policies (Continued)

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

Correction of Affiliates Disclosure: Subsequent to the issuance of the Company’s 2019 consolidated financial statements, management identified certain disclosures required by Article 6 of Regulation S-X relating to investments in, and income from non-affiliates versus affiliates that should have been separately disclosed in the Company’s Consolidated Statement of Assets and Liabilities as of December 31, 2019; and Consolidated Statement of Operations for the years ended December 31, 2019 and 2018; all of which are included as comparative periods in the Company’s consolidated financial statement as of and for the year ended December 31, 2020.

The resulting adjustments to the comparative periods presented had no impact on the Company’s Net Asset Values (“NAVs”), Net increase in Members’ Capital from operations, or Distributions to Members. The adjustments also had no impact on any of the disclosures appearing on the Company’s Financial Highlights. The adjustments pertain solely to (1) investment cost and fair value between non-controlled/non-affiliated investments to non-controlled affiliated investments and controlled affiliated investments on the Company’s Consolidated Statements of Assets and Liabilities and (2) investment income, realized gain (loss), and net change in unrealized appreciation/depreciation from non-controlled/non-affiliated investments to non-controlled affiliated investments and controlled affiliated investments on the Company’s Consolidated Statements of Operations.

The following table summarizes the effect of the adjustments on the Company’s Consolidated Statement of Assets and Liabilities as of December 31, 2019:

	As of December 31, 2019
	As Previously Reported	Total Adjustment	As Corrected
Consolidated Statement of Assets and Liabilities
Non-controlled/non-affiliated investments, fair value	$782,878	$(60,246)	$722,632
Non-controlled affiliated investments, fair value	—	36,049	36,049
Controlled affiliated investments, fair value	195,726	24,197	219,923

Non-controlled/non-affiliated investments, amortized cost	861,840	(104,194)	757,646
Non-controlled affiliated investments, amortized cost	—	72,495	72,495
Controlled affiliated investments, amortized cost	211,200	31,699	242,899

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2020

2. Significant Accounting Policies (Continued)

The following table summarizes the effect of the adjustments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	As Previously Reported	Total Adjustment	As Corrected	As Previously Reported	Total Adjustment	As Corrected
Consolidated Statement of Operations
Non-controlled/non-affiliated investments:
Interest income	$91,139	$(1,916)	$89,223	$120,391	$(1,990)	$118,401
Interest income paid-in-kind	17,074	(7,626)	9,448	21,482	(2,638)	18,844
Non-controlled affiliated investments:
Interest income	—	83	83	—	461	461
Interest income paid-in-kind	—	6,671	6,671	—	2,543	2,543
Controlled affiliated investments:
Interest income	—	1,832	1,832	—	1,529	1,529
Interest income paid-in-kind	—	956	956	—	95	95

Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	(13,164)	(3,945)	(17,109)	(236)	—	(236)
Non-controlled affiliated investments	—	3,945	3,945	—	—	—
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	(9,266)	10,393	1,127	(46,363)	10,287	(36,076)
Non-controlled affiliated investments	—	(13,413)	(13,413)	—	(5,136)	(5,136)
Controlled affiliated investments	(40,526)	3,020	(37,506)	4,908	(5,151)	(243)

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

December 31, 2020

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2020:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$476,052	$—	$476,052
Equity	16,343	—	13,984	—	30,327
Investment Funds & Vehicles (1)	—	—	—	138,890	138,890
Short- term investments	599,748	—	—	—	599,748
Cash equivalents	27,032	—	—	—	27,032

Total Assets	$643,123	$—	$490,036	$138,890	$1,272,049

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

December 31, 2020

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the years ended December 31, 2020 and 2019:

	Debt	Equity	Total
Balance, January 1, 2020	$752,242	$10,822	$763,064
Purchases*	363,754	12,162	375,916
Sales and paydowns of investments	(585,744)	(7,422)	(593,166)
Amortization of premium and accretion of discount, net	4,009	—	4,009
Net realized losses	(742)	(2,750)	(3,492)
Net change in unrealized appreciation/depreciation	(57,467)	1,172	(56,295)

Balance, December 31, 2020	$476,052	$13,984	$490,036

Change in net unrealized appreciation/depreciation in investments held as of December 31, 2020	$(63,674)	$4,281	$(59,393)

*	Includes payments received in-kind

	Debt	Equity	Total
Balance, January 1, 2019	$854,564	$10,608	$865,172
Purchases*	61,945	2,537	64,482
Sales and paydowns of investments	(131,107)	(8,097)	(139,204)
Amortization of premium and accretion of discount, net	6,125	—	6,125
Net realized (losses) gains	(16,505)	3,341	(13,164)
Net change in unrealized appreciation/depreciation	(22,780)	2,433	(20,347)

Balance December 31, 2019	$752,242	$10,822	$763,064

Change in net unrealized appreciation/depreciation in investments held as of December 31, 2019	$(19,436)	$1,422	$(18,014)

*	Includes payments received in-kind

During the years ended December 31, 2020 and 2019, the Company did not have any transfers between levels.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2020

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2020.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$108,981	Income Method	Discount Rate	10.6% to 14.0%	12.2%	Decrease
Debt	$143,075	Market Method	EBITDA Multiple	5.8x to 8.0x	N/A	Increase
Debt	$72,612	Market Method	Revenue Multiple	1.2x to 1.4x	N/A	Increase
Debt	$17,266	Market Method	Indicative Bid	0.0% to 100.0%	86.6%	Increase
Debt	$99,556	Market Method	EBITDA Multiple Revenue Multiple	5.3x to 9.5x 0.2x to 1.6x	N/A N/A	Increase Increase
Debt	$34,562	Income Method	Discount Rate	22.0% to 24.0%	N/A	Decrease
Equity	$—	Market Method Market Method	EBITDA Multiple Revenue Multiple Indicative Bid	3.5x to 4.5x 0.2x to 0.4x 0.0% to 0.0%	N/A N/A N/A	Increase Increase Increase
Equity	$9,598	Market Method	EBITDA Multiple	5.8x to 8.0x	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple Revenue Multiple	5.3x to 6.3x 0.2x to 0.2x	N/A N/A	Increase Increase
Equity	$4,386	Income Method Market Method	Discount Rate EBITDA Multiple Revenue Multiple	22.0% to 24.0% 3.5x to 4.5x 0.2x to 0.4x	N/A N/A N/A	Decrease Increase Increase

*	Weighted based on fair value

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

December 31, 2020

4. Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board. On August 10, 2020, the Company’s Board reapproved the Advisory Agreement.

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

For the years ended December 31, 2020, 2019 and 2018, Management Fees incurred amounted to $7,511, $8,605 and $10,418, respectively, of which $1,698, $2,094 and $2,504 remained payable at December 31, 2020, 2019 and 2018, respectively. Net expenses include an expense reimbursement of $0, $0 and $263 in the years ended December 31, 2020, 2019 and 2018, respectively.

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

Since inception, the Company received $2,615 in such fees, of which $1,788 was paid during the year ended December 31, 2019. The Company received $0 of such fees during the years ended December 31, 2020 and 2018.

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

December 31, 2020

4. Agreements and Related Party Transactions (Continued)

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

For the years ended December 31, 2020, 2019 and 2018, no Incentive Fees were incurred.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2020

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2020 and 2019:

	Maturity/ Expiration	December 31, 2020		December 31, 2019
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$1,769	$713	$2,124	$—
Help At Home, LLC	August 2020	—	—	10,541	—
KBP Investments, LLC (fka FQSR, LLC)	September 2021	—	—	5,798	—
Quicken Parent Corp	April 2021	—	—	863	26
Ruby Tuesday, Inc.	March 2021	4,941	—	—	—
Ruby Tuesday, Inc.	December 2022	—	—	4,575	—

Total		$6,710	$713	$23,901	$26

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2020, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2020, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2020

6. Members’ Capital

During the years ended December 31, 2020, 2019 and 2018, the Company did not sell or issue any Common Units. The activity for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Units at beginning of year	20,134,698	20,134,698	20,134,698

Units issued and committed at end of year	20,134,698	20,134,698	20,134,698

For the years ended December 31, 2020, 2019 and 2018, the Company processed $0 deemed distributions and re-contributions.

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2020, the Company was in compliance with such covenants.

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

On May 27, 2020, the Company entered into a Lender Group Joinder Agreement pursuant to which Zions Bancorporation, N.A. d/b/a California Bank & Trust was added as a committed lender (with a commitment of $25,000) under the Amended Credit Agreement. Concurrently therewith, the Company elected to increase the size of its revolving credit line under the Credit Agreement to $400,000. On December 29, 2020, the Company elected to permanently decrease the size of its revolving credit line under the Credit Agreement to $177,000.

As of December 31, 2020 and 2019, the Available Commitment under the Amended Credit Agreement and the Third Amended and Restated Revolving Credit Agreement was $177,000 and $387,062, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2020

7. Credit Facility (Continued)

As of December 31, 2020 and 2019, the amounts outstanding under the Credit Facility were $115,250 and $364,065, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2020 and 2019, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2020 and 2019, $1,235 and $710, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Credit facility interest expense	$9,162	$15,036	$16,360
Undrawn commitment fees	1,162	438	3,425
Administrative fees	65	65	65
Amortization of deferred financing costs	1,474	2,607	5,450

Total	$11,863	$18,146	$25,300

Weighted average interest rate	3.57%	4.61%	4.43%
Average outstanding balance	$252,629	$321,518	$364,512

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2020

8. Income Taxes (Continued)

As of December 31, 2020, 2019 and 2018, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	Year Ended December 31,
	2020	2019	2018
Cost of investments for federal income tax purposes	$1,410,101	$1,136,131	$1,264,745
Unrealized appreciation	$7,397	$78	$31,987
Unrealized depreciation	$(145,449)	$(87,789)	$(96,848)
Net unrealized appreciation (depreciation) on investments	$(138,052)	$(87,711)	$(64,861)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2020, 2019 and 2018. These differences result primarily from net operating losses, differences in accounting for partnership interests, and amendment fees reclassified as capital gains.

	Year Ended December 31,
	2020	2019	2018
Common Unitholders tax reclassification	$(137)	$(4,115)	$(265)
Undistributed net investment (loss) income	$(4,484)	$(23,085)	$1,294
Accumulated net realized gain (loss)	$4,621	$27,200	$(1,029)

The tax character of shareholder distributions attributable to the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Ordinary income	$75,397	$124,880	$136,673
Return of capital	$236,253	$4,120	$220,122

The tax components of distributable earnings on a tax basis for years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Net tax appreciation (depreciation)	$(138,765)	$(87,711)	$(64,861)
Capital loss carryover	$(27,846)	$(9,294)	$(1,019)

As of December 31, 2020, the Company had a short-term capital loss carryforward of $8,984 and a long-term capital loss carryforward of $18,862 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits at December 31, 2020 or 2019, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2020

9. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Net Asset Value Per Unit (accrual base), Beginning of Year	$63.74	$65.69	$78.70	$93.55	$99.35

Income from Investment Operations:
Net investment income(1)	4.00	7.34	6.74	5.17	3.24
Net realized and unrealized (loss) gain	(3.72)	(2.89)	(2.03)	0.01	(0.18)

Total from investment operations	0.28	4.45	4.71	5.18	3.06
Less Distributions:
From net investment income	(3.74)	(6.20)	(6.79)	(5.43)	(3.59)
From net realized gains	—	—	—	(0.14)	(0.16)
Return of capital	(11.74)	(0.20)	(10.93)	(14.46)	(5.11)

Total distributions(2)	(15.48)	(6.40)	(17.72)	(20.03)	(8.86)

Net Asset Value Per Unit (accrual base), End of Year	$48.54	$63.74	$65.69	$78.70	$93.55

Common Unitholder Total Return(3)	0.78%	10.83%	9.07%	9.52%	8.27%

Common Unitholder IRR(4)	7.24%	8.18%	7.58%	6.87%	4.45%

Ratios and Supplemental Data
Members’ Capital, end of year	$568,275	$874,228	$913,543	$1,275,420	$963,104
Units outstanding, end of year	20,134,698	20,134,698	20,134,698	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	3.10%	3.42%	3.57%	4.21%	6.10%
Expenses recaptured (reimbursed) by Investment Adviser	—%	—%	(0.02)%	(0.11)%	(0.11)%
Ratio of net expenses to average net assets	3.10%	3.42%	3.55%	4.10%	5.99%
Ratio of financing cost to average net assets	1.68%	2.11%	2.35%	1.70%	1.75%
Ratio of net investment income before expense recapture (reimbursement) to average net assets	11.38%	17.23%	12.56%	8.91%	8.34%
Ratio of net investment income to average net assets	11.38%	17.23%	12.59%	9.02%	8.45%
Credit facility payable	$115,250	$364,065	$365,000	$378,000	$590,000
Asset coverage ratio	5.93	3.40	3.50	4.37	2.63
Portfolio turnover rate	14.68%	5.12%	7.60%	30.35%	36.70%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2020, 2019, 2018, 2017 and 2016.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 was calculated by taking the net investment income (loss) of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

(4)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.24% through December 31, 2020. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2020

10. Selected Quarterly Financial Data (Unaudited)

The following are the quarterly results of operations for the years ended December 31, 2020, 2019 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$21,294	$35,556	$21,716	$23,841
Net investment income	16,259	30,247	16,075	17,880
Net realized and unrealized gain (loss)	18,532	(26,502)	(23,676)	(43,118)
Net increase (decrease) in Members’ Capital from operations	34,791	3,745	(7,601)	(25,238)
Basic and diluted earnings (loss) per Unit	1.72	0.19	(0.38)	(1.25)
Net asset value per unit at quarter end	48.54	47.06	55.57	55.95

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$56,587	$27,140	$44,536	$48,895
Net investment income	49,362	20,235	36,968	41,243
Net realized and unrealized (loss) gain	(26,590)	23,792	(35,524)	(19,801)
Net increase in Members’ Capital from operations	22,772	44,027	1,444	21,442
Basic and diluted earnings per Unit	1.13	2.19	0.07	1.06
Net asset value per unit at quarter end	63.74	63.60	61.41	61.94

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$39,970	$34,153	$58,042	$41,763
Net investment income	31,465	25,457	46,005	32,751
Net realized and unrealized (loss) gain	(9,871)	7,379	(33,854)	(4,414)
Net increase in Members’ Capital from operations	21,594	32,836	12,151	28,337
Basic and diluted earnings per Unit	1.08	1.63	0.60	1.40
Net asset value per unit at quarter end	65.69	67.31	74.84	79.11

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amount in thousands, except for unit data)

December 31, 2020

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.