Form 10-Q
period 2021-03-31
TCW Direct Lending LLC
filed 2021-05-10
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

The number of the Registrant’s common units outstanding at May 10, 2021 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (1)
Distributors
	ASC Acquisition Holdings, LLC (3)	08/14/20	Term Loan 9.50% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	3.6%	$20,837,490	08/03/25	$20,837,490	$20,837,490
	ASC Acquisition Holdings, LLC (2)(3)	08/14/20	Subordinated Loan 7.00% inc PIK (7.00% Fixed Coupon, all PIK)	1.7%	25,487,633	08/03/25	23,680,686	9,685,301

				5.3%			44,518,176	30,522,791

Diversified Consumer Services
	School Specialty, Inc. (4)	09/15/20	Term Loan 9.25% inc PIK (LIBOR + 8.00%, 1.25% Floor, 4.00% PIK)	6.0%	34,909,263	09/15/25	34,699,390	34,909,263

				6.0%			34,699,390	34,909,263

Diversified Financial Services
	Carrier & Technology Holdings, LLC (2) (3)	07/02/18	HoldCo Term Loan 11.75% inc PIK (11.75% Fixed Coupon, all PIK)	0.0%	48,300,356	07/02/23	-	-
	Guardia LLC (2) (3)	07/02/18	Revolver 8.75% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.6%	9,795,509	07/02/23	2,357,301	3,506,792
	Guardia LLC (2) (3)	07/02/18	OpCo Term Loan 8.75% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.0%	10,856,724	07/02/23	-	-

				0.6%			2,357,301	3,506,792

Hotels, Restaurants & Leisure
	OTG Management, LLC	10/07/20	Delayed Draw Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	0.3%	2,272,831	08/26/21	2,272,831	1,918,269
	OTG Management, LLC	10/07/20	Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	1.1%	6,849,997	08/26/21	6,849,997	5,781,398
	OTG Management, LLC	06/30/16	Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	8.5%	59,073,039	08/26/21	58,979,788	49,857,645
	OTG Management, LLC	06/30/16	Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	2.7%	18,727,765	08/26/21	18,713,988	15,806,233
	Ruby Tuesday, Inc. (4)	02/24/21	Term Loan 13.25% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	2.5%	14,650,817	02/24/25	14,650,817	14,650,817

				15.1%			101,467,421	88,014,362

Household Durables
	Cedar Electronics Holdings, Corp. (4)	05/19/15	Term Loan 9.50% (LIBOR + 8.00%, 1.50% Floor)	3.6%	20,795,847	12/18/23	20,793,144	20,795,847
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan 15.00% inc PIK (15.00% Fixed Coupon, all PIK)	0.6%	3,311,520	12/18/23	3,311,520	3,311,520

				4.2%			24,104,664	24,107,367

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan 8.50% inc PIK (LIBOR + 7.00%, 1.50% Floor, all PIK)	12.7%	110,130,353	01/01/23	109,946,201	74,227,858

				12.7%			109,946,201	74,227,858

Information Technology Services
	ENA Holding Corporation	05/06/16	Term Loan 10.00% inc PIK (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	6.9%	40,614,532	05/06/21	40,595,381	40,614,532
	ENA Holding Corporation	05/06/16	Revolver 10.00% inc PIK (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	1.4%	7,939,574	05/06/21	7,939,574	7,939,574

				8.3%			48,534,955	48,554,106

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	Term Loan 10.50% inc PIK (LIBOR + 9.50%, 1.00% Floor, 2.50% PIK)	2.0%	11,992,972	08/28/22	11,893,420	11,933,007

				2.0%			11,893,420	11,933,007

Metals & Mining
	Pace Industries, Inc. (2) (4)	06/01/20	HoldCo Term Loan 3.50% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	12.4%	83,353,328	06/01/40	78,165,131	72,350,688
	Pace Industries, Inc. (4)	06/01/20	Term Loan 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	9.1%	53,046,217	06/01/25	53,009,735	53,046,217

				21.5%			131,174,866	125,396,905

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (continued)
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan 9.38% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	8.4%	50,340,288	12/31/23	$50,173,494	$48,981,100

				8.4%			50,173,494	48,981,100

	Total Debt Investments			84.1%			558,869,888	490,153,551

	Equity				Shares
Distributors
	Animal Supply Holdings LLC (2) (3) (5) (9)		Class A Common	0.0%	224,156		1,572,727	-

				0.0%			1,572,727	-

Diversified Consumer Services
	School Specialty, Inc. (2) (4) (7)(9)		Class A Preferred Stock	0.8%	806,264		8,062,637	4,418,325
	School Specialty, Inc. (2) (4) (7) (9)		Class B Preferred Stock	0.0%	359,474		356,635	-
	School Specialty, Inc. (2) (4) (7) (9)		Common Stock	0.0%	80,700		53,889	-

				0.8%			8,473,161	4,418,325

Diversified Financial Services
	Carrier & Technology Holdings, LLC (2) (3) (6) (9)		Common Stock	0.0%	2,143		-	-

				0.0%			-	-

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (2) (4) (9)		Class A Units	0.9%	5,475,885		5,133,708	5,475,885
	RTI Holding Company, LLC (2) (4) (9)		Warrant, expires 12/21/27	0.2%	912,647		-	912,830

				1.1%			5,133,708	6,388,715

Household Durables
	Cedar Ultimate Parent, LLC (2) (4) (9)		Class A Preferred Units	1.9%	9,297,990		9,187,902	10,913,981
	Cedar Ultimate Parent, LLC (2) (4) (9)		Class E Common Units	0.0%	300,000		-	-
	Cedar Ultimate Parent, LLC (2) (4) (9)		Class D Preferred Units	0.0%	2,900,000		-	-

				1.9%			9,187,902	10,913,981

Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures (2) (4) (8)		Common membership Interests	0.0%	800		-	-
	TCW Direct Lending Strategic Ventures (4) (8)		Preferred membership Interests	24.3%	165,200		165,200,000	141,889,442

				24.3%			165,200,000	141,889,442

Metals & Mining
	Pace Industries, Inc. (2) (4) (9)		Common Stock	0.0%	917,418		2,110,522	-

				0.0%			2,110,522	-

Technologies Hardware, Storage and Peripherals
	Quantum Corporation (2)		Common Stock	2.6%	1,851,845		6,795,608	15,425,869

				2.6%			6,795,608	15,425,869

	Total Equity Investments			30.7%			198,473,628	179,036,332

	Total Debt & Equity Investments (10)			114.8%			757,343,516	669,189,883

	Short-term Investments
	U.S. Treasury Bill, Yield 0.02%			94.0%	550,000,000		549,982,890	549,982,890

	Total Short-term Investments			94.0%			549,982,890	549,982,890

	Cash Equivalents
	Fixed Income Clearing Corporation Repo, Yield 0.00%			4.9%	28,393,247		28,393,247	28,393,247

	Total Cash Equivalents			4.9%			28,393,247	28,393,247

	Total Investments (213.3%)						$1,335,719,653	$1,247,566,020

	Net unrealized depreciation on unfunded commitments (0.1%)							(1,149,491)

	Liabilities in Excess of Other Assets (-113.1%)							(661,419,024)

	Net Assets (100.0%)							$584,997,505

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2021

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)	Non-income producing.

(3)

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and March 31, 2021 along with transactions during the period ended March 31, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at 12/31/2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at March 31, 2021	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$-	$-	$-	$-	$-	$-	$-
ASC Acquisition Holdings LLC Term Loan - 9.50%	20,398,360	488,296	(49,166)	-	-	20,837,490	491,310
ASC Acquisition Holdings LLC Term Loan - 7.00%	9,617,957	254,120	-	-	(186,776)	9,685,301	255,522
Carrier & Technology, LLC Common Stock	-	-	-	-	-	-	-
Carrier & Technology, LLC Term Loan - 11.75%	-	3,783	(1,142,557)	(41,407,285)	42,546,059	-	3,783
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	5,782,424	210,064	(160,715)	(7,361,653)	5,036,672	3,506,792	66,787
Guardia LLC (fka Carrier & Technology, LLC) Term Loan - 8.75%	-	-	669,510	(10,057,378)	9,387,868	-	-

Total Non-Controlled Affiliated Investments	$35,798,741	$956,263	$(682,928)	$(58,826,316)	$56,783,823	$34,029,583	$817,402

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(4)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and March 31, 2021 along with transactions during the period ended March 31, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at 12/31/2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at March 31, 2021	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,177,284	$345,052	$(210,816)	$-	$-	$3,311,520	$147,521
Cedar Electronics Holdings, Corp Term Loan - 9.50%	20,795,847	245	-	-	(245)	20,795,847	554,146
Cedar Ultimate Parent, LLC Class A Preferred Unit	9,598,036	-	-	-	1,315,945	10,913,981	-
Cedar Ultimate Parent, LLC Class D Preferred Unit	-	-	-	-	-	-	-
Cedar Ultimate Parent, LLC Class E Preferred Unit	-	-	-	-	-	-	-
Pace Industries, Inc. Common Stock	-	-	-	-	-	-	-
Pace Industries, Inc. Term Loan - 3.50%	66,352,141	8,096	-	-	5,990,451	72,350,688	19,347
Pace Industries, Inc. Term Loan - 9.75%	52,749,501	298,874	-	-	(2,158)	53,046,217	1,298,028
RT Holdings Parent, LLC Class A Unit	-	5,133,708	-	-	342,177	5,475,885	-
RT Holdings Parent, LLC Warrant	-	-	-	-	912,830	912,830	-
Ruby Tuesday Operations, LLC Term Loan - 13.25%	-	14,654,640	(3,823)	-	-	14,650,817	121,118
School Specialty, Inc. Common Stock	-	-	-	-	-	-	-
School Specialty, Inc. Preferred Stock A	4,386,075	-	-	-	32,250	4,418,325	-
School Specialty, Inc. Preferred Stock B	-	-	-	-	-	-	-
School Specialty, Inc. Term Loan - 9.25%	34,562,488	358,378	-	-	(11,603)	34,909,263	813,570
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	-	-	-	-	-	-	-
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	138,889,888	-	-	-	2,999,554	141,889,442	2,800,000

Total Controlled Affiliated Investments	$330,511,260	$20,798,993	$(214,639)	$-	$11,579,201	$362,674,815	$5,753,730

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.

(6)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.

(7)	Holdings of School Specialty, Inc. Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.

(8)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2021, $141,889,442 or 11.3% of the Company’s total assets were represented by “non-qualifying assets.”

(9)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 and may be deemed “restricted securities” under the Securities Act. As of March 31, 2021, the aggregate fair value of these securities was $21,721,021, or 1.7% of the Company’s total assets.

(10)

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of March 31, 2021. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2021

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $13,081,226 and $10,688,463, respectively, for the period ended March 31, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

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

					Net Change in
	Fair Value at			Realized	Unrealized	Fair Value at	Interest/
	December 31,	Gross	Gross	Gains	Appreciation/	December 31,	Dividend/
Name of Investment	2019	Additions(a)	Reductions(b)	(Losses)	Depreciation	2020	Other income
Cedar Electronics Holdings, Corp. Incremental Term Loan—15.00%	$2,738,388	$438,897	$—	$—	$(1)	$3,177,284	$885,745
Cedar Electronics Holdings, Corp. Term Loan—9.50%	19,817,479	1,019,695	—	—	(41,327)	20,795,847	2,898,179
Cedar Ultimate Parent LLC Class A Preferred Units	1,640,937	—	—	—	7,957,099	9,598,036	—
Cedar Ultimate Parent LLC Class D Preferred Units	—	—	—	—	—	—	—
Cedar Ultimate Parent LLC Class E Common Units	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	2,110,522	—	—	(2,110,522)	—	—
Pace Industries, Inc. First Lien Term Loan—12.70%	87,910,865	18,431,418	(110,306,182)	—	3,963,899	—	8,786,785
Pace Industries, Inc. HoldCo Term Loan—3.50%	—	110,746,735	(32,589,701)	—	(11,804,893)	66,352,141	19,164
Pace Industries, Inc. Opco Term Loan—9.75%	—	52,710,862	—	—	38,639	52,749,501	3,344,140
School Specialty, Inc. Class A Preferred Stock	—	8,062,637	—	—	(3,676,562)	4,386,075	—
School Specialty, Inc. Class B Preferred Stock	—	356,635	—	—	(356,635)	—	—
School Specialty, Inc. Common Stock	—	59,124	—	(5,235)	(53,889)	—	—
School Specialty, Inc. Delayed Draw Term Loan—16.75%	3,768,338	4,400,424	(8,396,541)	—	227,779	—	718,873
School Specialty, Inc. Term Loan—9.25%	—	34,341,012	—	—	221,476	34,562,488	961,647
School Specialty, Inc. Term Loan A—16.75%	28,294,179	11,202,554	(38,039,495)	(2,866,190)	1,408,952	—	5,843,440
School Specialty, Inc. Warrant	124,508	—	—	(124,655)	147	—	—
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	195,726,195	—	(46,000,000)	(3)	(10,836,304)	138,889,888	22,000,000

Total controlled affiliated investments	$340,020,889	$243,880,515	$(235,331,919)	$(2,996,083)	$ (15,062,142)	$330,511,260	$45,457,973

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(5)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(6)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.
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

(8)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933 and may be deemed “restricted securities” under the Securities Act. As of December 31, 2020, the aggregate fair value of these securities was $13,984,111, or 1.1% of the Company’s total assets.

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

	As of March 31, 2021 (unaudited)	As of December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $314,161 and $319,356, respectively)	$272,485	$262,616
Non-controlled affiliated investments (amortized cost of $48,448 and $$116,801, respectively)	34,030	52,142
Controlled affiliated investments (amortized cost of $394,735 and $374,150, respectively)	362,675	330,511
Cash and cash equivalents	31,303	34,802
Short-term investments	549,983	599,748
Interest receivable	2,296	5,360
Deferred financing costs	995	1,235
Prepaid and other assets	36	82

Total Assets	$1,253,803	$1,286,496

Liabilities
Payable for short-term investments purchased	$549,983	$599,748
Credit facility payable	115,250	115,250
Management fees payable	1,519	1,698
Unrealized depreciation on unfunded commitments	1,149	713
Interest and credit facility expense payable	409	457
Directors’ fees payable	68	-
Other accrued expenses and other liabilities	427	355

Total Liabilities	$668,805	$718,221

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(854,503)	(854,503)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,733)	(13,733)

Common Unitholders’ capital	735,256	735,256
Accumulated loss	(150,258)	(166,981)

Total Members’ Capital	$584,998	$568,275

Total Liabilities and Members’ Capital	$1,253,803	$1,286,496

Net Asset Value Per Unit (accrual base) (Note 9)	$49.37	$48.54

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended March 31,
	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income(1)	$5,606	$17,261
Interest income paid-in-kind	2,324	4,617
Dividend income	-	195
Other fee income	3	58
Non-controlled affiliated investments:
Interest income(1)	254	469
Interest income paid-in-kind	559	464
Other fee income	4	-
Controlled affiliated investments:
Interest income(1)	2,142	673
Interest income paid-in-kind	792	104
Dividend income	2,800	-
Other fee income	20	-

Total investment income	14,504	23,841

Expenses
Management fees	1,519	2,012
Interest and credit facility expenses	1,327	3,434
Administrative fees	207	249
Professional fees	165	117
Directors’ fees	78	78
Other expenses	124	71

Total expenses	3,420	5,961

Net investment income	$11,084	$17,880

Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	$2,981	$2,158
Non-controlled affiliated investments	(58,826)	-
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments(1)	8,085	(29,460)
Non-controlled affiliated investments(1)	56,784	(17,017)
Controlled affiliated investments(1)	11,579	1,201
Net realized gain on short-term investments	36	-

Net realized and unrealized gain (loss) on investments	$20,639	$(43,118)

Net increase (decrease) in Members’ Capital from operations	$31,723	$(25,238)

Basic and diluted:
Income (Loss) per unit	$1.58	$(1.25)

(1) Amounts disclosed for the three months ended March 31, 2020 have been restated, as described in Note 2.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2019	$971,647	$(97,419)	$874,228
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	17,880	17,880
Net realized gain on investments	-	2,158	2,158
Net change in unrealized appreciation/depreciation on investments	-	(45,276)	(45,276)
Distributions to Members from:
Distributable earnings	-	(69,650)	(69,650)
Return of capital	(62,000)	-	(62,000)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	(62,000)	(94,888)	(156,888)

Members’ Capital at March 31, 2020	$909,647	$(192,307)	$717,340

Members’ Capital at December 31, 2020	$735,256	$(166,981)	$568,275
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	11,084	11,084
Net realized loss on investments	-	(55,809)	(55,809)
Net change in unrealized appreciation/depreciation on investments	-	76,448	76,448
Distributions to Members from:
Distributable earnings	-	(15,000)	(15,000)

Total Increase in Members’ Capital for the three months ended March 31, 2021	-	16,723	16,723

Members’ Capital at March 31, 2021	$735,256	$(150,258)	$584,998

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$31,723	$(25,238)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(9,406)	(18,909)
Purchases of short-term investments	(549,983)	-
Interest income paid in-kind	(3,675)	(5,185)
Proceeds from sales and paydowns of investments	10,688	68,848
Proceeds from sales of short-term investments	599,748	-
Net realized loss (gain) on investments	55,845	(2,158)
Change in net unrealized appreciation/depreciation on investments	(76,448)	45,276
Amortization of premium and accretion of discount, net	(489)	(1,454)
Amortization of deferred financing costs	240	683

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	3,064	(1,817)
(Increase) decrease in receivable for investment sold	-	-
(Increase) decrease in receivable from Adviser	-	-
(Increase) decrease in prepaid and other assets	46	(107)
Increase (decrease) in payable for short-term investments purchased	(49,765)	-
Increase (decrease) in management fees payable	(179)	(82)
Increase (decrease) in interest and credit facility expense payable	(48)	741
Increase (decrease) in directors’ fees payable	68	68
Increase (decrease) in other accrued expenses and liabilities	72	255

Net cash provided by operating activities	$11,501	$60,921

Cash Flows from Financing Activities
Return of capital	$-	$(62,000)
Distributions to Members	(15,000)	(69,650)
Deferred financing costs paid	-	(51)
Proceeds from credit facility	-	197,000
Repayments of credit facility	-	(211,065)

Net cash used in financing activities	$(15,000)	$(145,766)

Net decrease in cash and cash equivalents	$(3,499)	$(84,845)
Cash and cash equivalents, beginning of period	$34,802	$254,474

Cash and cash equivalents, end of period	$31,303	$169,629

Supplemental and non-cash financing activities
Interest expense paid	$1,008	$1,924

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2021

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

The Company has wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of the Company. Most recently in 2020, the Company established TCW DL SSP LLC, also a Delaware limited liability company, also designed to hold an equity investment of the Company.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), September 14, 2020. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On June 10, 2020, the Company’s Board of Directors (the “Board”) approved a one-year extension of the Company’s term to September 14, 2021.

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

March 31, 2021

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2021, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2021 was $100,875.

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

March 31, 2021

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2021, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In March 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in the ASU provides optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

Correction of Affiliates Disclosure: Subsequent to the issuance of the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, management identified certain disclosures required by Article 6 of Regulation S-X relating to income from non-affiliates versus affiliates that should have been separately disclosed in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2020, which is included as a comparative period in the Company’s consolidated financial statement as of and for the three months ended March 31, 2021.

The resulting adjustments to the comparative period presented had no impact on the Company’s Net Asset Values (“NAVs”), Net increase in Members’ Capital from operations, or Distributions to Members. The adjustments also had no impact on any of the disclosures appearing on the Company’s Financial Highlights. The adjustments pertain solely to investment income and net change in unrealized appreciation/depreciation from non-controlled/non-affiliated investments to non-controlled affiliated investments and controlled affiliated investments on the Company’s Consolidated Statements of Operations.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2021

2. Significant Accounting Policies (Continued)

The following table summarizes the effect of the adjustments on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2020:

	For the Three Months Ended March 31, 2020
	As Previously Reported	Total Adjustment	As Corrected
Consolidated Statement of Operations
Non-controlled/non-affiliated investments:
Interest income	$18,403	$(1,142)	$17,261
Interest income paid-in-kind	5,185	(568)	4,617
Non-controlled affiliated investments:
Interest income	-	469	469
Interest income paid-in-kind	-	464	464
Controlled affiliated investments:
Interest income	-	673	673
Interest income paid-in-kind	-	104	104

Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	(46,668)	17,208	(29,460)
Non-controlled affiliated investments	-	(17,017)	(17,017)
Controlled affiliated investments	1,392	(191)	1,201

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

March 31, 2021

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the fund’s management committee. On February 5, 2021, Company extended the fund’s term one additional year, until June 5, 2022. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2021:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$490,154	$—	$490,154
Equity	15,426	—	21,721	—	37,147
Investment Funds & Vehicles (1)	—	—	—	141,889	141,889
Short- term investments	549,983	—	—	—	549,983
Cash equivalents	28,393	—	—	—	28,393

Total Assets	$593,802	$—	$511,875	$141,889	$1,247,566

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

March 31, 2021

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2021:

	Debt	Equity	Total
Balance, January 1, 2021	$476,052	$13,984	$490,036
Purchases*	18,487	5,134	23,621
Sales and paydowns of investments	(14,268)	—	(14,268)
Amortization of premium and accretion of discount, net	489	—	489
Net realized losses	(58,421)	(1,380)	(59,801)
Net change in unrealized appreciation/depreciation	67,815	3,983	71,798

Balance, March 31, 2021	$490,154	$21,721	$511,875

Change in net unrealized appreciation/depreciation in investments held as of March 31, 2021	$16,062	$2,603	$18,665

*	Includes payments received in-kind

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

The Company did not have any transfers between levels during the three months ended March 31, 2021 and 2020.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2021.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$109,469	Income Method	Discount Rate	10.0% to 12.5%	11.2%	Decrease
Debt	$222,868	Market Method	EBITDA Multiple	6.0x to 12.8x	N/A	Increase
Debt	$3,507	Market Method	Indicative Bid	0.0% to 36.8%	N/A	Increase
Debt	$119,401	Market Method	EBITDA Multiple	2.5x to 11.0x	N/A	Increase
			Revenue Multiple	0.2x to 1.1x	N/A	Increase
Debt	$34,909	Income Method	Discount Rate	19.8% to 21.8%	N/A	Decrease
		Market Method	EBITDA Multiple	5.5x to 6.5x	N/A	Increase
			Revenue Multiple	0.3x to 0.4x	N/A	Increase
Equity	$10,914	Market Method	EBITDA Multiple	6.0x to 8.1x	N/A	Increase
Equity	$—	Market Method	Indicative Bid	0.0% to 0.0%	N/A	Increase
Equity	$6,389	Market Method	EBITDA Multiple	2.5x to 8.8x	N/A	Increase
Equity			Revenue Multiple	0.2x to 0.2x	N/A	Increase
Equity	$4,418	Income Method	Discount Rate	19.8% to 21.8%	N/A	Decrease
		Market Method	EBITDA Multiple	5.5x to 6.5x	N/A	Increase
			Revenue Multiple	0.3x to 0.4x	N/A	Increase

*	Weighted based on fair value

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

March 31, 2021

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

For the three months ended March 31, 2021 and 2020, Management Fees incurred were $1,519 and $2,012, respectively, of which $1,519 and $2,012 remained payable as of March 31, 2021 and 2020, respectively.

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Since inception, the Company received $2,615 in such fees, none of which were during three months ended March 31, 2021 and 2020.

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

March 31, 2021

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

No Incentive Fees were incurred during the three months ended March 31, 2021 and 2020.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2021

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$1,790	$1,149	$1,769	$713
H-D Advanced Manufacturing Company	July 2021	9,400	—	—	—
Ruby Tuesday, Inc.	February 2025	6,824	—	—	—
Ruby Tuesday, Inc.	March 2021	—	—	4,941	—

Total		$18,014	$1,149	$6,710	$713

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2021 and December 31, 2020, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2021, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three months ended March 31, 2021 and 2020, the Company did not sell or issue any Common Units. The activity for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Units at beginning of period	20,134,698	20,134,698

Units issued and committed at end of period	20,134,698	20,134,698

The Company did not process any deemed distributions and re-contributions during the three months ended March 31, 2021 and 2020.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2021

7. Credit Facility (Continued)

Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2021, the Company was in compliance with such covenants.

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

On May 27, 2020, the Company entered into a Lender Group Joinder Agreement pursuant to which Zions Bancorporation, N.A. d/b/a California Bank & Trust was added as a committed lender (with a commitment of $25,000) under the Amended Credit Agreement. Concurrently therewith, the Company elected to increase the size of its revolving credit line under the Amended Credit Agreement to $400,000. On December 29, 2020, the Company elected to permanently decrease the size of its revolving credit line under the Amended Credit Agreement to $177,000.

As of March 31, 2021 and December 31, 2020, the Available Commitment under the Amended Credit Agreement was $177,000.

As of March 31, 2021 and December 31, 2020, the amounts outstanding under the Credit Facility were $115,250. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2021 and December 31, 2020, $995 and $1,235, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Credit facility interest expense	$1,009	$1,915
Undrawn commitment fees	62	820
Administrative fees	16	16
Amortization of deferred financing costs	240	683

Total	$1,327	$3,434

Weighted average interest rate	3.55%	3.84%
Average outstanding balance	$115,250	$200,381

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2021

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of March 31, 2021 and December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2021	December 31, 2020
Cost of investments for federal income tax purposes	$1,335,720	$1,401,101
Unrealized appreciation	$13,069	$7,397
Unrealized depreciation	$(102,372)	$(145,449)
Net unrealized depreciation on investments	$(89,303)	$(138,052)

The Company did not have any unrecognized tax benefits at December 31, 2020, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2021

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2021 and 2020 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Three Months Ended March 31,
	2021	2020
Net Asset Value Per Unit (accrual base), Beginning of Period	$48.54	$63.74
Income from Investment Operations:
Net investment income(1)	0.55	0.89
Net realized and unrealized gain (loss)	1.03	(2.14)

Total from investment operations	1.58	(1.25)
Less Distributions:
From net investment income	(0.75)	(3.46)
Return of capital	—	(3.08)

Total distributions(2)	(0.75)	(6.54)

Net Asset Value Per Unit (accrual base), End of Period	$49.37	$55.95

Common Unitholder Total Return(3)(4)	5.40%	(3.12)%

Common Unitholder IRR(5)	7.62%	7.33%

Ratios and Supplemental Data
Members’ Capital, end of period	$584,998	$717,340
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	2.42%	2.85%
Ratio of financing cost to average net assets(4)	0.23%	0.41%
Ratio of net investment income to average net assets(6)	7.86%	8.54%
Credit facility payable	$115,250	$350,000
Asset coverage ratio	6.08	3.05
Portfolio turnover rate(4)	1.44%	2.25%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2021 and 2020.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the three months ended March 31, 2021 and 2020 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.62% through March 31, 2021. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2021

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%.

On April 30, 2021, the Company’s Board of Directors approved the second one year extension of the Company’s term from September 14, 2021 to September 14, 2022.

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

•	pandemics or other serious public health events, such as the ongoing global outbreak of COVID-19;

•	an inability to replicate the historical success of any previously launched fund managed by the private credit team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”);

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);

•	the loss of key personnel;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 22, 2021.

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

We have several wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of ours. Most recently in 2020, we established TCW DL SSP LLC, also a Delaware limited liability company, also designed to hold an equity investment ours.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. The historical investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team” fka the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, from time to time we made, and currently have, investments that contain such features. We have investments with PIK interest features in certain circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Investment Activity

As of March 31, 2021, our portfolio consisted of debt and equity investments in 11 and eight portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of March 31, 2021, our portfolio was comprised of 73.2% debt investments which were primarily senior secured, first lien term loans and 26.8% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of March 31, 2021, representing 12.8% and 13.8% of our portfolio’s fair value and cost, respectively.

As of December 31, 2020, our portfolio consisted of debt and equity investments in 11 and eight portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of December 31, 2020, our portfolio was comprised of 73.8% debt investments which were primarily senior secured, first lien term loans and 26.2% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 12.7% and 20.1% of our portfolio’s fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2021:

Industry	Percent of Total Investments
Investment Funds & Vehicles	21%
Metals & Mining	19%
Hotels, Restaurants & Leisure	14%
Industrial Conglomerates	11%
Information Technology Services	7%
Pharmaceuticals	7%
Diversified Consumer Services	6%
Household Durables	5%
Distributors	5%
Technologies Hardware, Storage and Peripherals	2%
Internet & Direct Marketing Retail	2%
Diversified Financial Services	1%

Total	100%

Interest income, including interest income paid-in-kind, was $11.7 million and $23.6 million, for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, we also earned $2.8 million and $0.2 million, respectively, of dividend income and $27 thousand and $0.1 million, respectively, of other fee income for administration fees.

Results of Operations

Our operating results for the three months ended March 31, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020
Total investment income	$14,504	$23,841
Net expenses	3,420	5,961

Net investment income	11,084	17,880
Net realized (loss) gain on investments	(55,845)	2,158
Net change in unrealized appreciation/depreciation on investments	76,448	(45,276)
Net realized gain on short-term investments	36	-

Net increase (decrease) in Members’ Capital from operations	$31,723	$(25,238)

Total investment income

Total investment income for the three months ended March 31, 2021 and 2020 was $14.5 million and $23.8 million, respectively, and included interest income (including interest income paid-in-kind) of $11.7 million and $23.6 million, respectively. Total investment income for the three months ended March 31, 2021 and 2020 included dividend income of $2.8 million and $0.2 million, respectively, as well as other income of $27 thousand and $0.1 million, respectively.

The decrease in total investment income during the current quarter compared to the three months ended March 31, 2020 was primarily due to the decrease in interest income and interest income paid-in-kind during current quarter compared to the three months ended March 31, 2020, commensurate with the decrease in the number of our debt investments from 19 as of March 31, 2020 versus 11 as of March 31, 2021.

Net investment income

Net investment income for the three months ended March 31, 2021 and 2020 was $11.1 million and $17.9 million, respectively. The decrease in net investment income during the current quarter versus the three months ended March 31, 2020 was primarily due to lower total investment income (as previously described) partially offset by lower total expenses.

Expenses for the three months ended March 31, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2021	2020
Expenses
Management fees	$1,519	$2,012
Interest and credit facility expenses	1,327	3,434
Administrative fees	207	249
Professional fees	165	117
Directors’ fees	78	78
Other expenses	124	71

Total expenses	$3,420	$5,961

Our total expenses for the three months ended March 31, 2021 and 2020 were $3.4 million and $6.0 million, respectively. Our total expenses included management fees attributed to the Adviser of $1.5 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in operating expenses during the current quarter compared to the three months ended March 31, 2020 was primarily due to lower interest and credit facility expenses driven by our lower average outstanding debt balance during the current quarter, in addition to lower undrawn commitment fees, resulting from lower undrawn balances coupled with a lower interest rate on undrawn balances. Lastly, management fees also decreased during the current quarter compared to the three months ended March 31, 2020, resulting from the overall decrease in our investment portfolio’s size.

Net realized (loss) gain on investments

Our net realized (loss) gain on investments for the three months ended March 31, 2021 and 2020 was ($55.8) million and $2.2 million, respectively. Our net realized loss on investments during the quarter was attributable to a permanent impairment that we took on our term loan to Carrier & Technology Holdings, LLC and our term loan and revolver to Guardia LLC, which resulted in an aggregate realized loss of $58.8 million. Of the $58.8 million of aggregate realized loss, $56.5 million were from unrealized depreciation recognized in prior periods and $2.3 million were additional losses taken during the current quarter. We also recognized a realized loss of $1.4 million on the partial disposition of our warrants to RTI Holding Company, LLC. These realized losses were partially offset by $4.0 million of realized gains on the partial disposition of our Quantum Corp. common stock.

Our net realized gain investments during the three months ended March 31, 2020 was primarily attributable to the disposition of our term loans to Bumble Bee Holdings, Inc., which resulted in a realized gain of $2.1 million.

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation on investments for the three months ended March 31, 2021 and 2020 was $76.4 million and ($45.3) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Carrier & Technology Holdings, LLC	Term Loan	$42,546	*
Guardia LLC	Term Loan	9,388	*
Pace Industries, Inc.	Term Loan	5,990
Guardia LLC	Revolver	4,598	*
OTG Management, LLC	Term Loan	3,163
TCW Strategic Ventures	Preferred Membership Interests	3,000
Quantum Corporation	Common Stock	2,087
Noramco, LLC	Term Loan	1,393
RTI Holding Company, LLC	Warrants	1,380
All others	Various	1,587

Net change in unrealized appreciation/depreciation		$76,448

*	Reversals of previously recognized unrealized depreciation. Recognized as realized loss during the three months ended March 31, 2021.

Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Pace Industries, Inc.	Term Loan	$(14,538)
Quantum Corporation	Common Stock	(11,937)
OTG Management, LLC	Term Loan	(10,469)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(4,949)
H-D Advanced Manufacturing Company	Term Loan	(2,414)
School Specialty. Inc.	Term Loan	(1,878)
Harvest Hill	Term Loan	(1,392)
Noramco, LLC	Term Loan	4,237
ASC Acquisition Holdings, LLC	Term Loan	2,150
TCW Strategic Ventures	Preferred Membership Interests	1,392
All others	Various	(5,478)

Net change in unrealized appreciation/depreciation		$(45,276)

Our net change in unrealized appreciation/depreciation during the three months ended March 31, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective portfolio companies.

Net realized gain on short-term investments

During the three months ended March 31, 2021 and 2020 we earned $36 thousand and $0, respectively, in realized gains from our short-term investments in government treasuries.

Net increase (decrease) in members’ capital from operations

Our net increase (decrease) in members’ capital from operations during the three months ended March 31, 2021 and 2020 was $31.7 million and ($25.2) million, respectively. The increase during the current quarter compared to the three months ended March 31, 2020 was primarily due to net realized and unrealized gains on our investments during the quarter, compared to net realized and unrealized losses during the three months ended March 31, 2020, partially offset by lower net investment income during the current quarter versus the three months ended March 31, 2020.

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

As of March 31, 2021 and December 31, 2020 aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2021	December 31, 2020
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

On April 10, 2017, we entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal

Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2021, we were in compliance with such covenants.

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

As of March 31, 2021 and December 31, 2020, the Available Commitment under the Credit Facility $177.0 million.

As of March 31, 2021 and December 31, 20120 the amounts outstanding under the Credit Facility were $115.3 million. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2021 and December 31, 2020, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2021 and December 31, 2020, $1.0 million and $1.2 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2021 and 2020 was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Credit facility interest expense	$1,009	$1,915
Undrawn commitment fees	62	820
Administrative fees	16	16
Amortization of deferred financing costs	240	683

Total	$1,327	$3,434

Weighted average interest rate	3.55%	3.84%
Average outstanding balance	$115,250	$200,381

A summary of our contractual payment obligations as of March 31, 2021 and December 31, 2020 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2021	$177,000	$115,250	$61,750
Total Debt Obligations – December 31, 2020	$177,000	$115,250	$61,750

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

We had the following unfunded commitments and unrealized losses by investment as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

	Maturity/ Expiration	March 31, 2021		December 31, 2020
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$1,790	$1,149	$1,769	$713
H-D Advanced Manufacturing Company	July 2021	9,400	—	—	—
Ruby Tuesday, Inc.	February 2025	6,824	—	—	—
Ruby Tuesday, Inc.	March 2021	—	—	4,941	—

Total		$18,014	$1,149	$6,710	$713

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2021 and December 31, 2020, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

We are subject to financial market risks, including changes in interest rates. At March 31, 2021, 97.3% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to nine months. At March 31, 2021, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 97.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our March 31, 2021 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$13,120	$2,467	$10,653
Up 200 basis points	6,869	1,298	5,571
Up 100 basis points	1,218	130	1,088
Down 100 basis points	-	-	-

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

10.10	First Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2020, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2020).

10.11	Lender Group Joinder Agreement, dated May 27, 2020 by and among Zions Bancorporation, N.A. d/b/a California Bank & Trust, Natixis, New York Branch (as Administrative Agent) and TCW Direct Lending LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2020).
10.12	Third Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2021, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2021).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months ended March 31, 2021

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 10, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 10, 2021	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer