Form 10-Q
period 2021-06-30
TCW Direct Lending LLC
filed 2021-08-09
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 9, 2021 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT (1)
Distributors
	ASC Acquisition Holdings, LLC (3)	08/14/20	Term Loan 9.50% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	3.9%	$21,292,720	08/14/25	$21,292,720	$21,292,720
	ASC Acquisition Holdings, LLC (2) (3)	08/14/20	Subordinated Loan 7.00% inc PIK (7.00% Fixed Coupon, all PIK)	1.9%	25,941,282	11/14/25	23,151,200	10,298,689

				5.8%			44,443,920	31,591,409

Diversified Consumer Services
	School Specialty, Inc. (4)	09/15/20	Term Loan 9.25% inc PIK (LIBOR + 8.00%, 1.25% Floor, 4.00% PIK)	6.5%	35,263,423	09/15/25	35,065,281	35,263,423

				6.5%			35,065,281	35,263,423

Diversified Financial Services
	Guardia LLC (2) (3)	07/02/18	Revolver 8.75% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.5%	10,048,152	07/02/23	2,318,730	2,763,242

				0.5%			2,318,730	2,763,242

Hotels, Restaurants & Leisure
	OTG Management, LLC	10/07/20	Delayed Draw Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	0.4%	2,279,074	08/26/21	2,279,074	1,946,329
	OTG Management, LLC	10/07/20	Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	1.1%	6,869,553	08/26/21	6,869,553	5,866,598
	OTG Management, LLC	06/30/16	Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	9.3%	59,225,430	08/26/21	59,189,996	50,578,517
	OTG Management, LLC	06/30/16	Term Loan 10.00% inc PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	3.0%	18,776,077	08/26/21	18,770,842	16,034,770
	Ruby Tuesday, Inc. (4)	02/24/21	Term Loan 13.25% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	2.2%	12,114,661	02/24/25	12,114,661	12,114,661

				16.0%			99,224,126	86,540,875

Household Durables
	Cedar Electronics Holdings, Corp. (4)	05/19/15	Term Loan 9.50% (LIBOR + 8.00%, 1.50% Floor)	3.5%	19,147,847	12/18/23	19,145,599	19,147,847
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan 15.00% inc PIK (15.00% Fixed Coupon, all PIK)	0.6%	3,440,089	12/18/23	3,440,089	3,440,089

				4.1%			22,585,688	22,587,936

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan 8.50% inc PIK (LIBOR + 7.00%, 1.50% Floor, 6.38% PIK)	13.5%	108,427,970	01/01/23	108,275,837	73,297,308

				13.5%			108,275,837	73,297,308

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	Term Loan 10.50% inc PIK (LIBOR + 9.50%, 1.00% Floor, 2.50% PIK)	2.2%	11,791,496	08/28/22	11,711,504	11,791,496

				2.2%			11,711,504	11,791,496

Metals & Mining
	Pace Industries, Inc. (2) (4)	06/01/20	HoldCo Term Loan 3.50% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	14.0%	84,098,877	06/01/40	78,137,869	75,857,187
	Pace Industries, Inc. (4)	06/01/20	Term Loan 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	9.8%	53,351,233	06/01/25	53,316,932	53,351,233

				23.8%			131,454,801	129,208,420

Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan 9.38% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	9.3%	50,365,409	12/31/23	50,213,802	50,466,140

				9.3%			50,213,802	50,466,140

	Total Debt Investments			81.7%			505,293,689	443,510,249

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2021

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Animal Supply Holdings LLC (2) (3) (5) (9)	Class A Common	0.0%	224,156	$1,572,727	$-

			0.0%		1,572,727	-

Diversified Consumer Services
	School Specialty, Inc. (2) (4) (7) (9)	Class A Preferred Stock	2.2%	806,264	8,062,637	11,916,578
	School Specialty, Inc. (2) (4) (7) (9)	Class B Preferred Stock	0.0%	359,474	356,635	-
	School Specialty, Inc. (2) (4) (7) (9)	Common Stock	0.0%	80,700	53,889	-

			2.2%		8,473,161	11,916,578

Diversified Financial Services
	Carrier & Technology Holdings, LLC (2) (3) (6) (9)	Common Stock	0.0%	2,143	-	-

			0.0%		-	-

Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (2) (4) (9)	Class A Units	1.7%	5,475,885	5,133,708	9,214,272
	RTI Holding Company, LLC (2) (4) (9)	Warrant, expires 2/26/24	0.3%	912,647	-	1,535,711

			2.0%		5,133,708	10,749,983

Household Durables
	Cedar Ultimate Parent, LLC (2) (4) (9)	Class A Preferred Units	2.8%	9,297,990	9,187,902	15,035,966
	Cedar Ultimate Parent, LLC (2) (4) (9)	Class E Common Units	0.0%	300,000	-	-
	Cedar Ultimate Parent, LLC (2) (4) (9)	Class D Preferred Units	0.0%	2,900,000	-	261,000

			2.8%		9,187,902	15,296,966

Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures (2) (4) (8)	Common membership Interests	0.0%	800	-	-
	TCW Direct Lending Strategic Ventures (4) (8)	Preferred membership Interests	25.1%	154,400	154,400,000	136,303,948

			25.1%		154,400,000	136,303,948

Metals & Mining
	Pace Industries, Inc. (2) (4) (9)	Common Stock	0.0%	917,418	2,110,522	-

			0.0%		2,110,522	-

Technologies Hardware, Storage and Peripherals
	Quantum Corporation (2)	Common Stock	2.2%	1,766,327	6,481,788	12,169,993

			2.2%		6,481,788	12,169,993

	Total Equity Investments		34.3%		187,359,808	186,437,468

	Total Debt & Equity Investments (10)		116.0%		692,653,497	629,947,717

	Short-term Investments
	U.S. Treasury Bill, Yield 0.05%		92.0%	500,000,000	499,942,265	499,942,265

	Total Short-term Investments		92.0%		499,942,265	499,942,265

	Cash Equivalents
	Fixed Income Clearing Corporation Repo, Yield 0.00%		5.2%	28,487,620	28,487,620	28,487,620

	Total Cash Equivalents		5.2%		28,487,620	28,487,620

	Total Investments (213.3%)				$1,221,083,382	$1,158,377,602

	Net unrealized depreciation on unfunded commitments (-0.8%)					(4,374,297)

	Liabilities in Excess of Other Assets (-112.5%)					(610,862,738)

	Net Assets (100.0%)					$543,140,567

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2021

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.

(2)	Non-income producing.

(3)

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and June 30, 2021 along with transactions during the period ended June 30, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at 12/31/2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at June 30, 2021	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$-	$-	$-	$-	$-	$-	$-
ASC Acquisition Holdings LLC Term Loan - 9.50%	20,398,360	992,692	(98,332)	-	-	21,292,720	1,203,518
ASC Acquisition Holdings LLC Term Loan - 7.00%	9,617,957	-	(275,367)	-	956,099	10,298,689	(271,935)
Carrier & Technology, LLC Common Stock	-	-	-	-	-	-	-
Carrier & Technology Holdings, LLC Term Loan—11.75%	-	231,173	(1,369,948)	(41,407,285)	42,546,060	-	231,174
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	5,782,424	293,635	(282,857)	(7,361,653)	4,331,693	2,763,242	68,403
Guardia LLC (fka Carrier & Technology Solutions, LLC) Term loan—8.75%	-	669,509	-	(10,057,378)	9,387,869	-	421,861

Total Non-Controlled Affiliated Investments	$35,798,741	$2,187,009	$(2,026,504)	$(58,826,316)	$57,221,721	$34,354,651	$1,653,021

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.

(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(4)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and June 30, 2021 along with transactions during the period ended June 30, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at 12/31/2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at June 30, 2021	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,177,284	$262,805	$-	$-	$-	$3,440,089	$280,063
Cedar Electronics Holdings, Corp Term Loan - 9.50%	20,795,847	700	(1,648,000)	-	(700)	19,147,847	1,092,246
Cedar Ultimate Parent, LLC Class A Preferred Unit	9,598,036	-	-	-	5,437,930	15,035,966	-
Cedar Ultimate Parent, LLC Class D Preferred Unit	-	-	-	-	261,000	261,000	-
Cedar Ultimate Parent, LLC Class E Preferred Unit	-	-	-	-	-	-	-
Pace Industries, Inc. Common Stock	-	-	-	-	-	-	-
Pace Industries, Inc. Term Loan - 3.50%	66,352,141	-	(19,165)	-	9,524,211	75,857,187	8,230
Pace Industries, Inc. Term Loan - 9.75%	52,749,501	606,071	-	-	(4,339)	53,351,233	2,821,902
RT Holdings Parent, LLC Class A Unit	-	5,133,708	-	-	4,080,564	9,214,272	-
RT Holdings Parent, LLC Warrant	-	-	-	-	1,535,711	1,535,711	-
Ruby Tuesday Operations, LLC Term Loan - 13.25%	-	14,867,126	(2,752,465)	-	-	12,114,661	658,234
School Specialty, Inc. Common Stock	-	-	-	-	-	-	-
School Specialty, Inc. Preferred Stock A	4,386,075	-	-	-	7,530,503	11,916,578	-
School Specialty, Inc. Preferred Stock B	-	-	-	-	-	-	-
School Specialty, Inc. Term Loan - 9.25%	34,562,488	724,269	-	-	(23,334)	35,263,423	1,752,796
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	-	-	-	-	-	-	-
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	138,889,888	-	(10,800,000)	-	8,214,060	136,303,948	5,600,000

Total Controlled Affiliated Investments	$330,511,260	$21,594,679	$(15,219,630)	$-	$36,555,606	$373,441,915	$12,213,471

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.

(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.

(6)	Holdings of Carrier & Technology Holdings, LLC common stock are held through TCW DL CTH LLC, a special purpose vehicle.

(7)	Holdings of School Specialty, Inc. Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.

(8)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2021, $136,303,948 or 11.7% of the Company’s total assets were represented by “non-qualifying assets.”

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2021

(9)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of June 30, 2021, the aggregate fair value of these securities was $37,963,527, or 3.3% of the Company’s total assets.

(10)

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of June 30, 2021. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $16,987,739 and $80,003,090, respectively, for the period ended June 30, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	Debt (1)
Distributors
	ASC Acquisition Holdings, LLC(2)(3)	08/14/20	Term Loan - 7.00% inc. PIK (7.00% Fixed Coupon, all PIK)	1.7%	$25,046,760	08/03/25	$23,426,565	$9,617,957
	ASC Acquisition Holdings, LLC(3)	08/14/20	Term Loan - 9.50% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 9.5% PIK)	3.6%	20,398,360	08/03/25	20,398,360	20,398,360

				5.3%	45,445,120		43,824,925	30,016,317

Diversified Consumer Services
	School Specialty, Inc.(4)	09/15/20	Term Loan - 9.25% inc. PIK (LIBOR + 8.00%, 1.25% Floor, 4.00% PIK)	6.1%	34,562,488	09/15/25	34,341,012	34,562,488

				6.1%	34,562,488		34,341,012	34,562,488

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)(3)	07/02/18	Term Loan - 11.75% inc. PIK (11.75%, Fixed Coupon, all PIK)	0.0%	46,908,147	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)(3)	07/02/18	Revolver - 8.75% inc. PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.0%	9,669,605	07/02/23	9,669,605	5,782,424
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)(3)	07/02/18	Term Loan - 8.75% inc. PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.0%	11,087,550	07/02/23	9,387,868	—

				1.0%	20,757,155		19,057,473	5,782,424

				1.0%	67,665,302		61,603,532	5,782,424

Hotels, Restaurants & Leisure
	OTG Management, LLC	10/07/20	Incremental Delayed Draw Term Loan - 10.00% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	1.3%	9,102,189	08/26/21	9,102,189	7,299,956
	OTG Management, LLC	06/30/16	Term Loan - 10.00% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	10.9%	77,605,399	08/26/21	77,432,408	62,239,530

				12.2%	86,707,588		86,534,597	69,539,486

	Ruby Tuesday, Inc.	10/09/20	DIP Term Loan -11.00% (LIBOR + 10.00%, 1.00% Floor)	0.3%	1,836,034	03/08/21	1,836,034	1,836,034
	Ruby Tuesday, Inc.	12/21/17	Term Loan - 11.00% inc. PIK (LIBOR + 10.0%, 1.00% Floor, 2.00% PIK)	1.7%	9,647,259	12/21/22	9,466,906	9,647,259

				2.0%	11,483,293		11,302,940	11,483,293

				14.2%	98,190,881		97,837,537	81,022,779

Household Durables
	Cedar Electronics Holdings, Corp.(4)	01/30/19	Incremental Term Loan - 15.00% inc. PIK (15.00%, Fixed Coupon, all PIK)	0.5%	3,177,284	12/18/23	3,177,284	3,177,284
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan 9.50% (LIBOR + 8.00%, 1.50% Floor)	3.7%	20,795,847	12/18/23	20,792,899	20,795,847

				4.2%	23,973,131		23,970,183	23,973,131

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan - 8.50% inc. PIK (LIBOR + 7.00%, 1.50% Floor, All PIK)	12.8%	$108,376,477	01/01/23	$108,166,430	$72,612,240

				12.8%	108,376,477		108,166,430	72,612,240

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan -10.00% inc. PIK (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	7.3%	41,682,875	05/06/21	41,613,205	41,307,729
	ENA Holding Corporation	05/06/16	Revolver - 10.00% inc. PIK (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	1.4%	8,150,861	05/06/21	8,150,861	8,077,503

				8.7%	49,833,736		49,764,066	49,385,232

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan - 10.50% inc. PIK (LIBOR + 9.50%, 1.00% Floor, 2.50% PIK)	2.1%	12,194,025	08/28/22	12,074,279	12,047,697

				2.1%	12,194,025		12,074,279	12,047,697

Metals & Mining
	Pace Industries, Inc.(2)(4)	06/01/20	HoldCo Term Loan - 3.50% inc. PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	11.6%	82,630,313	06/01/40	78,157,034	66,352,141
	Pace Industries, Inc.(4)	06/01/20	Opco Term Loan - 9.75% inc. PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	9.3%	52,749,501	06/01/25	52,710,862	52,749,501

				20.9%	135,379,814		130,867,896	119,101,642

Pharmaceuticals
	Noramco, LLC	07/01/16	Senior Term Loan - 9.38% inc. PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	8.4%	50,315,714	12/31/23	50,133,886	47,548,349

				8.4%	50,315,714		50,133,886	47,548,349

	Total Debt Investments			83.7%			612,583,746	476,052,299

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC(2)(3)(5)(8)		Class A Common	0.0%	224,156		1,572,726	—

				0.0%	224,156		1,572,726	—

Diversified Consumer Services
	School Specialty, Inc.(2)(4)(8)		Class A Preferred Stock	0.8%	806,264		8,062,637	4,386,075
	School Specialty, Inc.(2)(4)(8)		Class B Preferred Stock	0.0%	359,474		356,635	—
	School Specialty, Inc.(2)(4)(8)		Common Stock	0.0%	80,700		53,889	—

				0.8%	1,246,438		8,473,161	4,386,075

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)(3)(6)		Common Stock	0.0%	2,143		—	—

				0.0%	2,143		—	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(2)(8)	Warrant, expires 12/21/27	0.0%	1,470,632	$1,379,747	$—

			0.0%	1,470,632	1,379,747	—

Household Durables
	Cedar Ultimate Parent LLC(2)(4)(8)	Class A Preferred Units	1.7%	9,297,990	9,187,900	9,598,036
	Cedar Ultimate Parent LLC(2)(4)(8)	Class D Preferred Units	0.0%	2,900,000	—	—
	Cedar Ultimate Parent LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—

			1.7%	12,497,990	9,187,900	9,598,036

Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(4)(7)	Common membership interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(4)(7)	Preferred membership interests	24.4%	165,200	165,200,000	138,889,888

			24.4%	166,000	165,200,000	138,889,888

Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	917,418	2,110,522	—

			0.0%	917,418	2,110,522	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)(3)	Common Stock	2.9%	2,670,416	9,799,470	16,342,946

			2.9%	2,670,416	9,799,470	16,342,946

	Total Equity Investments		29.8%		197,723,526	169,216,945

	Total Debt & Equity Investments(9)		113.5%		$810,307,272	$645,269,244

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.01%		4.8%	27,031,770	27,031,770	27,031,770
	U.S. Treasury Bill, Yield 0.08%		105.5%	600,000,000	599,747,833	599,747,832

			110.3%	627,031,770	626,779,603	626,779,602

	Total Cash Equivalents		110.3%		$626,779,603	$626,779,602

	Total Investments 223.8%				$1,437,086,875	$1,272,048,846

	Net unrealized depreciation on unfunded commitments (0.1%)					$(713,058)

	Liabilities in Excess of Other Assets (123.7%)					$(703,060,436)

	Net Assets 100.0%					$568,275,352

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2021

	As of June 30, 2021 (unaudited)	As of December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $263,793 and $319,356, respectively)	$222,151	$262,616
Non-controlled affiliated investments (amortized cost of $48,335 and $$116,801, respectively)	34,355	52,142
Controlled affiliated investments (amortized cost of $380,526 and $374,150, respectively)	373,442	330,511
Cash and cash equivalents	31,860	34,802
Short-term investments	499,942	599,748
Interest receivable	1,852	5,360
Deferred financing costs	1,434	1,235
Prepaid and other assets	-	82

Total Assets	$1,165,036	$1,286,496

Liabilities
Payable for short-term investments purchased	$499,942	$599,748
Credit facility payable	115,250	115,250
Unrealized depreciation on unfunded commitments	4,374	713
Management fees payable	1,420	1,698
Interest and credit facility expense payable	255	457
Directors’ fees payable	135	-
Other accrued expenses and other liabilities	519	355

Total Liabilities	$621,895	$718,221

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(921,303)	(854,503)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,733)	(13,733)

Common Unitholders’ capital	668,456	735,256
Accumulated loss	(125,315)	(166,981)

Total Members’ Capital	$543,141	$568,275

Total Liabilities and Members’ Capital	$1,165,036	$1,286,496

Net Asset Value Per Unit (accrual base) (Note 9)	$47.29	$48.54

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2021

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income(1)	$3,924	$13,678	$9,531	$30,939
Interest income paid-in-kind (1)	2,318	4,839	4,642	9,456
Dividend income	-	21	-	216
Other fee income (1)	7	18	10	76
Non-controlled affiliated investments:
Interest income(1)	325	473	579	942
Interest income paid-in-kind (1)	504	467	1,063	931
Other fee income	7	-	11	-
Controlled affiliated investments:
Interest income(1)	2,631	1,596	4,772	2,269
Interest income paid-in-kind (1)	1,001	588	1,793	692
Dividend income	2,800	-	5,600	-
Other fee income (1)	28	36	48	36

Total investment income	13,545	21,716	28,049	45,557

Expenses
Management fees	1,420	1,935	2,939	3,947
Interest and credit facility expenses	1,148	2,882	2,475	6,316
Administrative fees	200	241	407	490
Professional fees	125	451	291	568
Directors’ fees	86	86	164	164
Other expenses	94	46	218	117

Total expenses	3,073	5,641	6,494	11,602

Net investment income	$10,472	$16,075	$21,555	$33,955

Net realized and unrealized gain (loss) on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	$457	$43	$3,438	$2,201
Non-controlled affiliated investments	-	-	(58,826)	-
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments(1)	(3,192)	(3,034)	4,893	(32,495)
Non-controlled affiliated investments(1)	438	1,186	57,222	(15,831)
Controlled affiliated investments(1)	24,977	(21,871)	36,556	(20,669)
Net realized (loss) gain on short-term investments	(9)	-	27	-

Net realized and unrealized gain (loss) on investments	$22,671	$(23,676)	$43,310	$(66,794)

Net increase (decrease) in Members’ Capital from operations	$33,143	$(7,601)	$64,865	$(32,839)

Basic and diluted:
Income (Loss) per unit	$1.65	$(0.38)	$3.22	$(1.63)

(1) Amounts disclosed for the three and six months ended June 30, 2020 have been restated, as described in Note 2.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2021

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2019	$971,647	$(97,419)	$874,228
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	17,880	17,880
Net realized gain on investments	-	2,158	2,158
Net change in unrealized appreciation/depreciation on investments	-	(45,276)	(45,276)
Distributions to Members from:
Distributable earnings	-	(69,650)	(69,650)
Return of capital	(62,000)	-	(62,000)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	(62,000)	(94,888)	(156,888)

Members’ Capital at March 31, 2020	$909,647	$(192,307)	$717,340

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	16,075	16,075
Net realized gain on investments	-	43	43
Net change in unrealized appreciation/depreciation on investments	-	(23,719)	(23,719)

Total Decrease in Members’ Capital for the three months ended June 30, 2020	-	(7,601)	(7,601)

Members’ Capital at June 30, 2020	$909,647	$(199,908)	$709,739

Members’ Capital at December 31, 2020	$735,256	$(166,981)	$568,275
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	-	11,084	11,084
Net realized loss on investments	-	(55,809)	(55,809)
Net change in unrealized appreciation/depreciation on investments	-	76,448	76,448
Distributions to Members from:
Distributable earnings	-	(15,000)	(15,000)

Total Increase in Members’ Capital for the three months ended March 31, 2021	-	16,723	16,723

Members’ Capital at March 31, 2021	$735,256	$(150,258)	$584,998

Net Increase in Members’ Capital Resulting from Operations:
Net investment income	-	10,472	10,472
Net realized gain on investments	-	448	448
Net change in unrealized appreciation/depreciation on investments	-	22,223	22,223
Distributions to Members from:
Distributable earnings	-	(8,200)	(8,200)

Return of capital	(66,800)	-	(66,800)

Total (Decrease) Increase in Members’ Capital for the three months ended June 30, 2021	(66,800)	24,943	(41,857)

Members’ Capital at June 30, 2021	$668,456	$(125,315)	$543,141

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2021

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$64,865	$(32,839)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(9,490)	(66,136)
Purchases of short-term investments	(499,942)	-
Interest income paid in-kind	(7,498)	(11,079)
Proceeds from sales and paydowns of investments	80,003	156,915
Proceeds from sales of short-term investments	599,748	-
Net realized loss (gain) on investments	55,388	(2,201)
Change in net unrealized appreciation/depreciation on investments	(98,671)	68,995
Amortization of premium and accretion of discount, net	(749)	(69)
Amortization of deferred financing costs	684	972

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	3,508	(5,203)
(Increase) decrease in prepaid and other assets	82	(97)
Increase (decrease) in payable for short-term investments purchased	(99,806)	-
Increase (decrease) in management fees payable	(278)	(2,094)
Increase (decrease) in interest and credit facility expense payable	(202)	767
Increase (decrease) in directors’ fees payable	135	135
Increase (decrease) in other accrued expenses and liabilities	164	206

Net cash provided by operating activities	$87,941	$108,272

Cash Flows from Financing Activities
Return of capital	$(66,800)	$(62,000)
Distributions to Members	(23,200)	(69,650)
Deferred financing costs paid	(883)	(1,913)
Proceeds from credit facility	-	353,000
Repayments of credit facility	-	(317,065)

Net cash used in financing activities	$(90,883)	$(97,628)

Net decrease in cash and cash equivalents	$(2,942)	$10,644
Cash and cash equivalents, beginning of period	$34,802	$254,474

Cash and cash equivalents, end of period	$31,860	$265,118

Supplemental and non-cash financing activities
Interest expense paid	$1,785	$3,653

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2021

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

June 30, 2021

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2021, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2021 was $100,875.

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

June 30, 2021

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2021, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Correction of Affiliates Disclosure: Subsequent to the issuance of the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020, management identified certain disclosures required by Article 6 of Regulation S-X relating to income from non-affiliates versus affiliates that should have been separately disclosed in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2020, which are included as comparative periods in the Company’s consolidated financial statement as of and for the three and six months ended June 30, 2021.

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

June 30, 2021

2. Significant Accounting Policies (Continued)

The following table summarizes the effect of the adjustments on the Company’s Consolidated Statements of Operations for the three months ended June 30, 2020:

	For the Three Months Ended June 30, 2020
	As Previously Reported	Total Adjustment	As Corrected
Consolidated Statement of Operations
Non-controlled/non-affiliated investments:
Interest income	$15,747	$(2,069)	$13,678
Interest income paid-in-kind	5,894	(1,055)	4,839
Other fee income	54	(36)	18
Non-controlled affiliated investments:
Interest income	-	473	473
Interest income paid-in-kind	-	467	467
Controlled affiliated investments:
Interest income	-	1,596	1,596
Interest income paid-in-kind	-	588	588
Other fee income	-	36	36

Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	(27,962)	24,928	(3,034)
Non-controlled affiliated investments	-	1,186	1,186
Controlled affiliated investments	4,243	(26,114)	(21,871)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

2. Significant Accounting Policies (Continued)

The following table summarizes the effect of the adjustments on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2020:

	For the Six Months Ended June 30, 2020
	As Previously Reported	Total Adjustment	As Corrected
Consolidated Statement of Operations
Non-controlled/non-affiliated investments:
Interest income	$34,150	$(3,211)	$30,939
Interest income paid-in-kind	11,079	(1,623)	9,456
Other fee income	112	(36)	76
Non-controlled affiliated investments:
Interest income	-	942	942
Interest income paid-in-kind	-	931	931
Controlled affiliated investments:
Interest income	-	2,269	2,269
Interest income paid-in-kind	-	692	692
Other fee income	-	36	36

Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	(74,630)	42,135	(32,495)
Non-controlled affiliated investments	-	(15,831)	(15,831)
Controlled affiliated investments	5,635	(26,304)	(20,669)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. The Company is entitled to income and principal distributed by the fund.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2021:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$443,510	$—	$443,510
Equity	12,170	—	37,964	—	50,134
Investment Funds & Vehicles (1)	—	—	—	136,304	136,304
Short- term investments	499,942	—	—	—	499,942
Cash equivalents	28,488	—	—	—	28,488

Total	$540,600	$—	$481,474	$136,304	$1,158,378

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2020:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$476,052	$—	$476,052
Equity	16,343	—	13,984	—	30,327
Investment Funds & Vehicles (1)	—	—	—	138,890	138,890
Short- term investments	599,748	—	—	—	599,748
Cash equivalents	27,032	—	—	—	27,032

Total	$643,123	$—	$490,036	$138,890	$1,272,049

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2021:

	Debt	Equity	Total
Balance, April 1, 2021	$490,154	$21,721	$511,875
Purchases, including payments received in-kind	3,907	—	3,907
Sales and paydowns of investments	(57,744)	—	(57,744)
Amortization of premium and accretion of discount, net	261	—	261
Net realized losses	—	—	—
Net change in unrealized appreciation/depreciation	6,932	16,243	23,175

Balance, June 30, 2021	$443,510	$37,964	$481,474

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2021	$6,552	$16,243	$22,795

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2021	$476,052	$13,984	$490,036
Purchases, including payments received in-kind	22,394	5,134	27,528
Sales and paydowns of investments	(72,012)	—	(72,012)
Amortization of premium and accretion of discount, net	749	—	749
Net realized losses	(58,421)	(1,380)	(59,801)
Net change in unrealized appreciation/depreciation	74,748	20,226	94,974

Balance, June 30, 2021	$443,510	$37,964	$481,474

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2021	$22,614	$18,846	$41,460

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2020:

	Debt	Equity	Total
Balance, April 1, 2020	$716,719	$8,994	$725,713
Purchases, including payments received in-kind	52,702	419	53,121
Sales and paydowns of investments	(90,203)	—	(90,203)
Amortization of premium and accretion of discount, net	751	—	751
Net realized gains	43	—	43
Net change in unrealized appreciation/depreciation	(26,631)	(3,686)	(30,317)

Balance, June 30, 2020	$653,381	$5,727	$659,108

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2020	$(30,371)	$(3,268)	$(33,639)

	Debt	Equity	Total
Balance, January 1, 2020	$752,242	$10,822	$763,064
Purchases, including payments received in-kind	76,796	419	77,215
Sales and paydowns of investments	(118,515)	—	(118,515)
Amortization of premium and accretion of discount, net	69	—	69
Net realized gains	2,201	—	2,201
Net change in unrealized appreciation/depreciation	(59,412)	(5,514)	(64,926)

Balance, June 30, 2020	$653,381	$5,727	$659,108

Change in net unrealized appreciation/depreciation in investments held as of June 30, 2020	$(62,088)	$(4,971)	$(67,059)

The Company did not have any transfers between levels during the three and six months ended June 30, 2021 and 2020.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2021.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$62,258	Income Method	Discount Rate	8.8% to 11.0%	10.0%	Decrease
Debt	$151,796	Market Method	EBITDA Multiple	6.3x to 7.8x	N/A	Increase
Debt	$2,763	Market Method	Indicative Bid	26.1% to 29.0%	N/A	Increase
Debt	$226,693	Market Method	EBITDA Multiple	2.5x to 18.0x	N/A	Increase
			Revenue Multiple	0.2x to 1.8x	N/A	Increase
Equity	$15,297	Market Method	EBITDA Multiple	6.3x to 7.8x	N/A	Increase
Equity	$—	Market Method	Indicative Bid	0.0% to 0.0%	N/A	Increase
Equity	$22,667	Market Method	EBITDA Multiple	2.5x to 8.8x	N/A	Increase
Equity			Revenue Multiple	0.2x to 0.3x	N/A	Increase

*	Weighted based on fair value

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

June 30, 2021

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

For the three and six months ended June 30, 2021, Management Fees incurred were $1,420 and $2,939, respectively, of which $1,420 remained payable as of June 30, 2021. For the three and six months ended June 30, 2020, Management Fees incurred amounted to $1,935 and $3,947, respectively, of which $0 remained payable at June 30, 2020.

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Since inception, the Company received $2,615 in such fees, none of which were during three and six months ended June 30, 2021 and 2020.

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

June 30, 2021

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

No Incentive Fees were incurred during the three and six months ended June 30, 2021 and 2020.

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

The Company’s capital commitment is $481,600, representing approximately 80% of the preferred and common equity ownership of Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to Strategic Ventures. Strategic Ventures also entered into a revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. On April 30, 2021, Strategic Ventures’ revolving credit facility was terminated.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$313	$227	$1,769	$713
H-D Advanced Manufacturing Company	July 2021	12,800	4,147	—	—
Ruby Tuesday, Inc.	February 2025	6,824	—	—	—
Ruby Tuesday, Inc.	March 2021	—	—	4,941	—

Total		$19,937	$4,374	$6,710	$713

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2021 and December 31, 2020, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2021, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2021 and 2020, the Company did not sell or issue any Common Units. The activity for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

The Company did not process any deemed distributions and re-contributions during the three and six months ended June 30, 2021 and 2020.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2021, the Company was in compliance with such covenants.

On April 6, 2020, the Company entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), by and among the Company, as borrower, and Natixis, New York Branch, as administrative agent and the lenders party thereto. The Amended Credit Agreement provides for a revolving credit line of up to $375,000 (with an option for the Company to increase this amount to $450,000 subject to consent of the lenders and satisfaction of certain other conditions), subject to the available borrowing base, which is generally the sum of (a) a percentage of certain eligible investments, (b) a percentage of remaining unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors, portfolio investments and substantially all other assets of the Company. The stated maturity date of the Amended Credit Agreement was April 9, 2021, which date (subject to the satisfaction of certain conditions) could have been extended by the Company for up to an additional 364 days. Borrowings under the Amended Credit Agreement bore interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 2.50%, (b) commercial paper rate plus 2.50%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 1.50%, provided however in each case the commercial paper rate and the eurocurrency rate shall have a floor of 1.00%.

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

As of June 30, 2021 and December 31, 2020, the Available Commitment under the Amended Credit Agreement was $177,000.

As of June 30, 2021 and December 31, 2020, the amounts outstanding under the Credit Facility were $115,250. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 in connection with the April 6, 2021 Third Amended Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2021 and December 31, 2020, $1,434 and $1,235, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

7. Credit Facility (Continued)

The summary information regarding the Credit Facility for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Credit facility interest expense	$625	$2,466	$1,634	$4,381
Undrawn commitment fees	62	110	124	930
Administrative fees	17	17	33	33
Amortization of deferred financing costs	444	289	684	972

Total	$1,148	$2,882	$2,475	$6,316

Weighted average interest rate	2.18%	3.59%	2.86%	3.70%
Average outstanding balance	115,250	275,975	115,250	238,101

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of June 30, 2021 and December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2021	December 31, 2020
Cost of investments for federal income tax purposes	$1,192,597	$1,401,101
Unrealized appreciation	$22,279	$7,397
Unrealized depreciation	$(89,359)	$(145,449)
Net unrealized depreciation on investments	$(67,080)	$(138,052)

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2021 and 2020 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Six Months Ended June 30,
	2021	2020
Net Asset Value Per Unit (accrual base), Beginning of Period	$48.54	$63.74
Income from Investment Operations:
Net investment income(1)	1.07	1.69
Net realized and unrealized gain (loss)	2.15	(3.32)

Total from investment operations	3.22	(1.63)
Less Distributions:
From net investment income	(1.15)	(3.46)
Return of capital	(3.32)	(3.08)

Total distributions(2)	(4.47)	(6.54)

Net Asset Value Per Unit (accrual base), End of Period	$47.29	$55.57

Common Unitholder Total Return(3)(4)	11.37%	(4.19)%

Common Unitholder IRR(5)	7.98%	6.93%

Ratios and Supplemental Data
Members’ Capital, end of period	$543,141	$709,739
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	2.33%	2.95%
Ratio of financing cost to average net assets(4)	0.44%	0.80%
Ratio of net investment income to average net assets(6)	7.72%	8.64%
Credit facility payable	$115,250	$400,000
Asset coverage ratio	5.71	2.77
Portfolio turnover rate(4)	1.49%	7.31%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2021 and 2020.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the six months ended June 30, 2021 and 2020 was calculated by taking the net investment income of the Company for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.98% through June 30, 2021. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2021

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On August 9, 2021, the Company’s Board reapproved the Advisory Agreement.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (as amended, the “1934 Act”), which preclude civil liability or certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Strategic Ventures) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. The Company is entitled to income and principal distributed by the fund. The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of June 30, 2021, our portfolio consisted of debt and equity investments in 10 and eight portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of June 30, 2021, our portfolio was comprised of 70.4% debt investments which were primarily senior secured, first lien term loans and 29.6% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of June 30, 2021, representing 14.1% and 15.0% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2021:

Industry	Percent of Total Investments
Investment Funds & Vehicles	22%
Metals & Mining	21%
Hotels, Restaurants & Leisure	15%
Industrial Conglomerates	12%
Pharmaceuticals	8%
Diversified Consumer Services	7%
Household Durables	6%
Distributors	5%
Technologies Hardware, Storage and Peripherals	2%
Internet & Direct Marketing Retail	2%
Diversified Financial Services	0%

Total	100%

Interest income, including interest income paid-in-kind, was $10.7 million and $21.6 million, for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, we also earned $2.8 million and $21 thousand, respectively, of dividend income; as well as $42 thousand and $0.1 million, respectively, of other fee income for administration fees.

Interest income, including interest income paid-in-kind, was $22.4 million and $45.2 million, for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, we also earned $5.6 million and $0.2 million, respectively, of dividend income; as well as $0.1 million of other fee income for administration fees for both periods.

Results of Operations

Our operating results for the three and six months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total investment income	$13,545	$21,716	$28,049	$45,557
Net expenses	3,073	5,641	6,494	11,602

Net investment income	10,472	16,075	21,555	33,955
Net realized (loss) gain on investments	457	43	(55,388)	2,201
Net change in unrealized appreciation/depreciation on investments	22,223	(23,719)	98,671	(68,995)
Net realized gain on short-term investments	(9)	-	27	-

Net increase (decrease) in Members’ Capital from operations	$33,143	$(7,601)	$64,865	$(32,839)

Total investment income

Total investment income for the three months ended June 30, 2021 and 2020 was $13.5 million and $21.7 million, respectively, and included interest income (including interest income paid-in-kind) of $10.7 million and $21.6 million, respectively. Total investment income for the three months ended June 30, 2021 and 2020 included dividend income of $2.8 million and $21 thousand, respectively, as well as $42 thousand and $0.1 million, respectively, of other income.

Total investment income for the six months ended June 30, 2021 and 2020 was $28.0 million and $45.6 million, respectively, and included interest income (including interest income paid-in-kind) of $22.4 million and $45.2 million, respectively. Total investment income for the six months ended June 30, 2021 and 2020 included dividend income of $5.6 million and $0.2 million, respectively, as well as other income of $0.1 million for both periods.

The decreases in total investment income during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, were primarily due to the decrease in interest income and interest income paid-in-kind during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, respectively, commensurate with the decrease in the number of our debt investments. As of June 30, 2020, our portfolio included debt investments in 18 portfolio companies, whereas as of June 30, 2021, our portfolio included debt investments in 10 portfolio companies.

Net investment income

Net investment income for the three months ended June 30, 2021 and 2020 was $10.5 million and $16.1 million, respectively. Net investment income for the six months ended June 30, 2021 and 2020 was $21.6 million and $34.0 million, respectively.

The decreases in net investment income during the three and six months ended June 30, 2021 versus the three and six months ended June 30, 2020, respectively, were primarily due to lower total investment income (as previously described) partially offset by lower total expenses.

Expenses for the three and six months ended June 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Expenses
Management fees	$1,420	$1,935	$2,939	$3,947
Interest and credit facility expenses	1,148	2,882	2,475	6,316
Administrative fees	200	241	407	490
Professional fees	125	451	291	568
Directors’ fees	86	86	164	164
Other expenses	94	46	218	117

Total expenses	$3,073	$5,641	$6,494	$11,602

Our total expenses for the three months ended June 30, 2021 and 2020 were $3.1 million and $5.6 million, respectively. Our total expenses included management fees attributed to the Adviser of $1.4 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively.

Our total expenses for the six months ended June 30, 2021 and 2020 were $6.5 million and $11.6 million, respectively. Our total expenses included management fees attributed to the Adviser of $2.9 million and $3.9 million for the six months ended June 30, 2021 and 2020, respectively.

The decreases in total operating expenses during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, were primarily due to lower interest and credit facility expenses driven by our lower average outstanding debt balance during the three and six months ended June 30, 2021, in addition to lower undrawn commitment fees, resulting from lower undrawn balances coupled with a lower interest rate on undrawn balances. Lastly, management fees also decreased during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, resulting from the overall decrease in our investment portfolio’s size.

Net realized (loss) gain on investments

Our net realized gain on investments for the three months ended June 30, 2021 and 2020 was $0.5 million and $43 thousand, respectively. Our net realized gain on investments during the three months ended June 30, 2021 was entirely attributable to the partial disposition of our Quantum Corp. common stock.

Our net realized gain investments during the three months ended June 30, 2020 was primarily attributable to our term loan to Help at Home, LLC.

Our net realized (loss) gain on investments for the six months ended June 30, 2021 and 2020 was ($55.4) million and $2.2 million, respectively. Our net realized loss on investments during the six months ended June 30, 2021 was attributable to a permanent impairment that we took on our term loan to Carrier & Technology Holdings, LLC and our term loan and revolver to Guardia LLC, which resulted in an aggregate realized loss of $58.8 million. Of the $58.8 million of aggregate realized loss, $56.5 million were from unrealized depreciation recognized in prior periods and $2.3 million were additional losses taken during the current period. We also recognized a realized loss of $1.4 million on the partial disposition of our warrants to RTI Holding Company, LLC. These realized losses were partially offset by $4.4 million of realized gains on the partial disposition of our Quantum Corp. common stock.

Our net realized gain on investments during the six months ended June 30, 2020 was primarily due to the disposition of our term loans to Bumble Bee Holdings, Inc. which resulted in a realized gain of $2.1 million. We did not recognize any realized losses during the six months ended June 30, 2020.

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation on investments for the three months ended June 30, 2021 and 2020 was $22.2 million and ($23.7) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
School Specialty, Inc.	Preferred Stock	$7,498
TCW Strategic Ventures	Preferred Membership Interests	5,215
Cedar Ultimate Parent LLC	Preferred Stock	4,383
RTI Holding Company, LLC	Class A Units	3,738
Pace Industries, Inc.	Term Loan	3,532
Noramco, LLC	Term Loan	1,445
ASC Acquisition Holdings, LLC	Term Loan	1,143
Quantum Corporation	Common Stock	(2,942)
H-D Advanced Manufacturing Company	Term Loan	(3,407)
All others	Various	1,618

Net change in unrealized appreciation/depreciation		$22,223

Our net change in unrealized appreciation/depreciation for the three months ended June 30, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
H-D Advanced Manufacturing Company	Term Loan	$(19,491)
ASC Acquisition Holdings, LLC	Term Loans	(7,110)
Pace Industries, Inc.	Term Loans	(4,079)
Verus Financial, LLC	Common Stock	(1,761)
Cedar Ultimate Parent LLC	Preferred Stock	(1,406)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(776)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Revolver	(554)
Noramco, LLC	Term Loan	4,867
TCW Strategic Ventures	Preferred Membership Interests	4,243
Quantum Corporation	Common Stock	2,430
Harvest Hill Beverage Company	Term Loan	1,276
All others	Various	(1,358)

Net change in unrealized appreciation/depreciation		$(23,719)

Our net change in unrealized appreciation/depreciation during the three months ended June 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

Our net change in unrealized appreciation/depreciation on investments for the six months ended June 30, 2021 and 2020 was $98.7 million and ($69.0) million, respectively. Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Carrier & Technology Holdings, LLC	Term Loan	$42,546	*
Pace Industries, Inc.	Term Loan	9,520
Guardia LLC	Term Loan	9,387	*
TCW Strategic Ventures	Preferred Membership Interests	8,214
School Specialty, Inc.	Preferred Stock	7,531
Cedar Ultimate Parent LLC	Preferred Stock	5,699
Guardia LLC	Revolver	4,816	*
RTI Holding Company, LLC	Class A Units	4,081
OTG Management, LLC	Term Loan	4,312
Noramco, LLC	Term Loan	2,838
RTI Holding Company, LLC	Warrants	1,536
RTI Holding Company, LLC	Warrants	1,380	*
H-D Advanced Manufacturing Company	Revolver	(4,147)
All others	Various	958

Net change in unrealized appreciation/depreciation		$98,671

*

Includes reversals of previously recognized unrealized depreciation (appreciation). Recognized as realized (gains) losses and/or accelerated original issue discount during the six months ended June 30, 2021.

Our net change in unrealized appreciation/depreciation for the six months ended June 30, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
H-D Advanced Manufacturing Company	Term Loan	$(21,906)
Pace Industries, Inc.	Term Loan	(18,617)
OTG Management, LLC	Term Loan	(11,433)
Quantum Corporation	Common Stock	(9,507)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(5,725)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Revolver	(716)
ASC Acquisition Holdings, LLC	Term Loans	(4,888)
School Specialty. Inc.	Term Loan	(2,290)
Verus Financial, LLC	Common Stock	(2,503)
Cedar Ultimate Parent LLC	Preferred Stock	(1,572)
Challenge Manufacturing Company LLC	Term Loan	(1,148)
TCW Strategic Ventures	Preferred Membership Interests	5,635
Noramco, LLC	Term Loan	9,104
All others	Various	(3,429)

Net change in unrealized appreciation/depreciation		$(68,995)

Net realized gain on short-term investments

During the three and six months ended June 30, 2021 we earned $27 thousand and $0, respectively, in realized gains from our short-term investments in government treasuries. We did not earn any realized gains from short-term investments in government treasuries during the three and six months ended June 30, 2020 as the strategy to invest in short-term government investments did not begin until the third quarter of fiscal year 2020.

Net increase (decrease) in members’ capital from operations

Our net increase (decrease) in members’ capital from operations during the three months ended June 30, 2021 and 2020 was $33.1 million and ($7.6) million, respectively.

Our net increase (decrease) in members’ capital from operations during the six months ended June 30, 2021 and 2020 was $64.9 million and ($32.8) million, respectively.

The relative net increases in members’ capital from operations during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, were primarily due to net realized and unrealized gains on our investments during the three and six months ended June 30, 2021, compared to net realized and unrealized losses during the three and six months ended June 30, 2020, respectively. These were partially offset by lower net investment income during the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, respectively.

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

On April 30, 2021, TCW Strategic Ventures’ revolving credit facility was terminated.

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

As of June 30, 2021 and December 31, 2020, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2021	December 31, 2020
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

On April 10, 2017, we entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2021, we were in compliance with such covenants.

On April 6, 2020, we entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), with Natixis, New York Branch, as administrative agent and the lenders party thereto. The Amended Credit Agreement provides for a revolving credit line of up to $375.0 million (with an option for us to increase this amount to $450.0 million subject to consent of the lenders and satisfaction of certain other conditions), subject to the available borrowing base, which is generally the sum of (a) a percentage of certain eligible investments, (b) a percentage of remaining unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of our investors, portfolio investments and substantially all other assets of the Company. The stated maturity date of the Amended Credit Agreement was April 9, 2021, which date (subject to the satisfaction of certain conditions) could have been extended by the Company for up to an additional 364 days. Borrowings under the Amended Credit Agreement bore interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 2.50%, (b) commercial paper rate plus 2.50%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 1.50%, provided however in each case the commercial paper rate and the eurocurrency rate shall have a floor of 1.00%.

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%.

As of June 30, 2021 and December 31, 2020, the Available Commitment under the Credit Facility $177.0 million.

As of June 30, 2021 and December 31, 2020 the amounts outstanding under the Credit Facility were $115.3 million. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2021 and December 31, 2020, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2021 and December 31, 2020, $1.4 million and $1.2 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2021 and 2020 was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Credit facility interest expense	$625	$2,466	$1,634	$4,381
Undrawn commitment fees	62	110	124	930
Administrative fees	17	17	33	33
Amortization of deferred financing costs	444	289	684	972

Total	$1,148	$2,882	$2,475	$6,316

Weighted average interest rate	2.18%	3.59%	2.86%	3.70%
Average outstanding balance	115,250	275,975	115,250	238,101

A summary of our contractual payment obligations as of June 30, 2021 and December 31, 2020 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2021	$177,000	$115,250	$61,750
Total Debt Obligations – December 31, 2020	$177,000	$115,250	$61,750

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

We had the following unfunded commitments and unrealized losses by investment as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

		June 30, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$313	$227	$1,769	$713
H-D Advanced Manufacturing Company	July 2021	12,800	4,147	—	—
Ruby Tuesday, Inc.	February 2025	6,824	—	—	—
Ruby Tuesday, Inc.	March 2021	—	—	4,941	—

Total		$19,937	$4,374	$6,710	$713

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2021 and December 31, 2020, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2021, 96.9% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to nine months. At June 30, 2021, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 96.9%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our June 30, 2021 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$11,284	$3,506	$7,778
Up 200 basis points	5,663	2,337	3,326
Up 100 basis points	789	1,169	(380)
Down 100 basis points	-	(117)	117

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

Issuer purchases of equity securities

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

10.10	First Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2020, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2020).

10.11	Lender Group Joinder Agreement, dated May 27, 2020 by and among Zions Bancorporation, N.A. d/b/a California Bank & Trust, Natixis, New York Branch (as Administrative Agent) and TCW Direct Lending LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2020).

10.12	Third Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2021, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2021).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three and six months ended June 30, 2021

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 9, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 9, 2021	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer