Form 10-Q
period 2021-09-30
TCW Direct Lending LLC
filed 2021-11-08
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 8, 2021 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

	DEBT(1)
Distributors
	ASC Acquisition Holdings, LLC(3)	08/14/20	Term Loan—9.50% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	5.4%	$21,764,686	08/14/25	$21,764,686	$21,764,686
	ASC Acquisition Holdings, LLC(2)(3)	08/14/20	Subordinated Loan—7.00% inc PIK (7.00% Fixed Coupon, all PIK)	1.7%	26,408,114	11/14/25	23,151,200	7,077,375

				7.1%			44,915,886	28,842,061

Diversified Consumer Services
	School Specialty, Inc.(4)	09/15/20	Term Loan—9.25% (LIBOR + 8.00%, 1.25% Floor)	8.8%	35,569,890	09/15/25	35,383,608	35,569,890

				8.8%			35,383,608	35,569,890

Diversified Financial Services
	Guardia LLC (2) (3)	07/02/18	Revolver—8.75% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.7%	10,326,522	07/02/23	2,447,301	2,808,814

				0.7%			2,447,301	2,808,814

Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan—13.25% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	2.7%	10,788,583	02/25/25	10,788,583	10,788,583

				2.7%			10,788,583	10,788,583

Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan—9.50% (LIBOR + 8.00%, 1.50% Floor)	4.1%	16,547,847	12/18/23	16,546,121	16,547,847
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan—15.00% inc PIK (15.00% Fixed Coupon, all PIK)	0.9%	3,573,650	12/18/23	3,573,650	3,573,650

				5.0%			20,119,771	20,121,497

Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan—8.50% inc PIK (LIBOR + 7.00%, 1.50% Floor, 6.38% PIK)	18.0%	110,221,906	01/01/23	110,095,267	72,746,458

				18.0%			110,095,267	72,746,458

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	Term Loan—10.50% inc PIK (LIBOR + 9.50%, 1.00% Floor, 2.50% PIK)	2.8%	11,589,565	08/28/22	11,528,485	11,589,565

				2.8%			11,528,485	11,589,565

Metals & Mining
	Pace Industries, Inc.(2) 4)	06/01/20	HoldCo Term Loan—3.50% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	18.2%	84,851,095	06/01/40	78,137,869	73,650,750
	Pace Industries, Inc.(4)	06/01/20	Term Loan—9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	13.3%	53,658,003	06/01/25	53,625,907	53,658,003

				31.5%			131,763,776	127,308,753

Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan—9.38% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	12.5%	50,391,079	12/31/23	50,254,810	50,542,252

				12.5%			50,254,810	50,542,252

	Total Debt Investments			89.1%			417,297,487	360,317,873

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2021

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Animal Supply Holdings LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—

			0.0%		1,572,727	—

Diversified Consumer Services
	School Specialty, Inc.(2)(4)(6)(8)	Class A Preferred Stock	3.0%	806,264	8,062,637	12,093,956
	School Specialty, Inc.(2)(4)(6)(8)	Class B Preferred Stock	0.1%	359,474	356,635	395,421
	School Specialty, Inc.(2)(4)(6)(8)	Common Stock	0.0%	80,700	53,889	—

			3.1%		8,473,161	12,489,377

Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	3.9%	5,475,885	5,133,708	15,565,203
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 2/26/24	0.6%	912,647	—	2,594,199

			4.5%		5,133,708	18,159,402

Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	3.9%	9,297,990	9,187,902	15,656,978
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.5%	2,900,000	—	2,117,000

			4.4%		9,187,902	17,773,978

Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	24.5%	112,320	112,320,000	99,172,513

			24.5%		112,320,000	99,172,513

Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	917,418	2,110,522	—

			0.0%		2,110,522	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	2.3%	1,766,327	6,481,788	9,149,574

			2.3%		6,481,788	9,149,574

	Total Equity Investments		38.8%		145,279,808	156,744,844

	Total Debt & Equity Investments(9)		127.9%		562,577,295	517,062,717

	Short-term Investments
	U.S. Treasury Bill, Yield 0.05%		136.1%	550,000,000	549,944,007	549,944,007

	Total Short-term Investments		136.1%		549,944,007	549,944,007

	Total Investments (264.0%)				$1,112,521,302	$1,067,006,724

	Net unrealized depreciation on unfunded commitments (-1.1%)					(4,486,437)

	Liabilities in Excess of Other Assets (-162.9%)					(658,351,036)

	Net Assets (100.0%)					$404,169,251

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2021

(1)	Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)	Non-income producing.
(3)

As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and September 30, 2021 along with transactions during the period ended September 30, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at September 30, 2021	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings LLC Term Loan - 9.50%	20,398,360	1,513,825	(147,499)	—	—	21,764,686	1,729,758
ASC Acquisition Holdings LLC Term Loan - 7.00%	9,617,957	—	(275,366)	—	(2,265,216)	7,077,375	(270,939)
Carrier & Technology, LLC Common Stock	—	—	—	—	—	—	—
Carrier & Technology Holdings, LLC Term Loan - 11.75%	—	231,173	(1,369,948)	(41,407,285)	42,546,060	—	231,174
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	5,782,424	422,207	(282,858)	(7,361,653)	4,248,694	2,808,814	68,403
Guardia LLC (fka Carrier & Technology Solutions, LLC) Term loan - 8.75%	—	669,509	—	(10,057,378)	9,387,869	—	421,861

Total Non-Controlled Affiliated Investments	$35,798,741	$2,836,714	$(2,075,671)	$(58,826,316)	$53,917,407	$31,650,875	$2,180,257

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(4)

As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and September 30, 2021 along with transactions during the period ended September 30, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at September 30, 2021	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,177,284	$396,366	$—	$—	$—	$3,573,650	$413,624
Cedar Electronics Holdings, Corp Term Loan - 9.50%	20,795,847	1,222	(4,248,000)	—	(1,222)	16,547,847	1,568,235
Cedar Ultimate Parent, LLC Class A Preferred Unit	9,598,036	—	—	—	6,058,942	15,656,978	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	2,117,000	2,117,000	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	66,352,141	—	(19,165)	—	7,317,774	73,650,750	23,586
Pace Industries, Inc. Term Loan - 9.75%	52,749,501	915,046	—	—	(6,544)	53,658,003	4,166,891
RT Holdings Parent, LLC Class A Unit	—	5,133,708	—	—	10,431,495	15,565,203	—
RT Holdings Parent, LLC Warrant	—	—	—	—	2,594,199	2,594,199	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	—	15,050,335	(4,261,752)	—	—	10,788,583	1,105,109
School Specialty, Inc. Common Stock	—	—	—	—	—	—	—
School Specialty, Inc. Preferred Stock A	4,386,075	—	—	—	7,707,881	12,093,956	—
School Specialty, Inc. Preferred Stock B	—	—	—	—	395,421	395,421	—
School Specialty, Inc. Term Loan - 9.25%	34,562,488	1,042,596	—	—	(35,194)	35,569,890	2,605,985
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	138,889,888	—	(52,880,000)	—	13,162,625	99,172,513	7,200,000

Total Controlled Affiliated Investments	$330,511,260	$22,539,273	$(61,408,917)	$—	$49,742,377	$341,383,993	$17,083,430

(a)	Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)	Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)	Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(6)	Holdings of School Specialty, Inc. Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(7)

The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2021, $99,172,513 or 9.2% of the Company’s total assets were represented by “non-qualifying assets.”

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2021

(8)

All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of September 30, 2021, the aggregate fair value of these securities was $48,422,757, or 4.5% of the Company’s total assets.

(9)

The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of September 30, 2021. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR	- London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME	- Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $20,496,645 and $213,692,068, respectively, for the period ended September 30, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value

	Debt (1)
Distributors
	ASC Acquisition Holdings, LLC(2)(3)	08/14/20	Term Loan—7.00% inc. PIK (7.00% Fixed Coupon, all PIK)	1.7%	$25,046,760	08/03/25	$23,426,565	$9,617,957
	ASC Acquisition Holdings, LLC(3)	08/14/20	Term Loan—9.50% inc. PIK (LIBOR + 8.50%, 1.00% Floor, 9.5% PIK)	3.6%	20,398,360	08/03/25	20,398,360	20,398,360

				5.3%	45,445,120		43,824,925	30,016,317

Diversified Consumer Services
	School Specialty, Inc.(4)	09/15/20	Term Loan—9.25% inc. PIK (LIBOR + 8.00%, 1.25% Floor, 4.00% PIK)	6.1%	34,562,488	09/15/25	34,341,012	34,562,488

				6.1%	34,562,488		34,341,012	34,562,488

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)(3)	07/02/18	Term Loan—11.75% inc. PIK (11.75%, Fixed Coupon, all PIK)	0.0%	46,908,147	07/02/23	42,546,059	—
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)(3)	07/02/18	Revolver—8.75% inc. PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	1.0%	9,669,605	07/02/23	9,669,605	5,782,424
	Guardia LLC (fka Carrier & Technology Solutions, LLC)(2)(3)	07/02/18	Term Loan—8.75% inc. PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.0%	11,087,550	07/02/23	9,387,868	—

				1.0%	20,757,155		19,057,473	5,782,424

				1.0%	67,665,302		61,603,532	5,782,424

Hotels, Restaurants & Leisure
	OTG Management, LLC	10/07/20	Incremental Delayed Draw Term Loan—10.00% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	1.3%	9,102,189	08/26/21	9,102,189	7,299,956
	OTG Management, LLC	06/30/16	Term Loan—10.00% inc. PIK (LIBOR + 9.00%, 1.00% Floor, 2.00% PIK)	10.9%	77,605,399	08/26/21	77,432,408	62,239,530

				12.2%	86,707,588		86,534,597	69,539,486

	Ruby Tuesday, Inc.	10/09/20	DIP Term Loan -11.00% (LIBOR + 10.00%, 1.00% Floor)	0.3%	1,836,034	03/08/21	1,836,034	1,836,034
	Ruby Tuesday, Inc.	12/21/17	Term Loan—11.00% inc. PIK (LIBOR + 10.00%, 1.00% Floor, 2.00% PIK)	1.7%	9,647,259	12/21/22	9,466,906	9,647,259

				2.0%	11,483,293		11,302,940	11,483,293

				14.2%	98,190,881		97,837,537	81,022,779

Household Durables
	Cedar Electronics Holdings, Corp.(4)	01/30/19	Incremental Term Loan—15.00% inc. PIK (15.00%, Fixed Coupon, all PIK)	0.5%	3,177,284	12/18/23	3,177,284	3,177,284
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan 9.50% (LIBOR + 8.00%, 1.50% Floor)	3.7%	20,795,847	12/18/23	20,792,899	20,795,847

				4.2%	23,973,131		23,970,183	23,973,131

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	First Lien Last Out Term Loan—8.50% inc. PIK (LIBOR + 7.00%, 1.50% Floor, All PIK)	12.8%	$108,376,477	01/01/23	$108,166,430	$72,612,240

				12.8%	108,376,477		108,166,430	72,612,240

Information Technology Services
	ENA Holding Corporation	05/06/16	First Lien Term Loan -10.00% inc. PIK (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	7.3%	41,682,875	05/06/21	41,613,205	41,307,729
	ENA Holding Corporation	05/06/16	Revolver—10.00% inc. PIK (LIBOR + 9.25%, 0.75% Floor, 4.75% PIK)	1.4%	8,150,861	05/06/21	8,150,861	8,077,503

				8.7%	49,833,736		49,764,066	49,385,232

Internet & Direct Marketing Retail
	Lulu’s Fashion Lounge, LLC	08/28/17	First Lien Term Loan—10.50% inc. PIK (LIBOR + 9.50%, 1.00% Floor, 2.50% PIK)	2.1%	12,194,025	08/28/22	12,074,279	12,047,697

				2.1%	12,194,025		12,074,279	12,047,697

Metals & Mining
	Pace Industries, Inc.(2)(4)	06/01/20	HoldCo Term Loan—3.50% inc. PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	11.6%	82,630,313	06/01/40	78,157,034	66,352,141
	Pace Industries, Inc.(4)	06/01/20	Opco Term Loan—9.75% inc. PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	9.3%	52,749,501	06/01/25	52,710,862	52,749,501

				20.9%	135,379,814		130,867,896	119,101,642

Pharmaceuticals
	Noramco, LLC	07/01/16	Senior Term Loan—9.38% inc. PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	8.4%	50,315,714	12/31/23	50,133,886	47,548,349

				8.4%	50,315,714		50,133,886	47,548,349

	Total Debt Investments			83.7%			612,583,746	476,052,299

	Equity				Shares
Distributors
	Animal Supply Holdings, LLC(2)(3)(5)(8)		Class A Common	0.0%	224,156		1,572,726	—

				0.0%	224,156		1,572,726	—

Diversified Consumer Services
	School Specialty, Inc.(2)(4)(8)		Class A Preferred Stock	0.8%	806,264		8,062,637	4,386,075
	School Specialty, Inc.(2)(4)(8)		Class B Preferred Stock	0.0%	359,474		356,635	—
	School Specialty, Inc.(2)(4)(8)		Common Stock	0.0%	80,700		53,889	—

				0.8%	1,246,438		8,473,161	4,386,075

Diversified Financial Services
	Carrier & Technology Holdings, LLC(2)(3)(6)		Common Stock	0.0%	2,143		—	—

				0.0%	2,143		—	—

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
Hotels, Restaurants & Leisure
	RTI Holding Company, LLC (an affiliate of Ruby Tuesday, Inc.)(2)(8)	Warrant, expires 12/21/27	0.0%	1,470,632	$1,379,747	$—

			0.0%	1,470,632	1,379,747	—

Household Durables
	Cedar Ultimate Parent LLC(2)(4)(8)	Class A Preferred Units	1.7%	9,297,990	9,187,900	9,598,036
	Cedar Ultimate Parent LLC(2)(4)(8)	Class D Preferred Units	0.0%	2,900,000	—	—
	Cedar Ultimate Parent LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—

			1.7%	12,497,990	9,187,900	9,598,036

Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(4)(7)	Common membership interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(4)(7)	Preferred membership interests	24.4%	165,200	165,200,000	138,889,888

			24.4%	166,000	165,200,000	138,889,888

Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	917,418	2,110,522	—

			0.0%	917,418	2,110,522	—

Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)(3)	Common Stock	2.9%	2,670,416	9,799,470	16,342,946

			2.9%	2,670,416	9,799,470	16,342,946

	Total Equity Investments		29.8%		197,723,526	169,216,945

	Total Debt & Equity Investments(9)		113.5%		$810,307,272	$645,269,244

	Cash Equivalents
	Blackrock Liquidity Funds, Yield 0.01%		4.8%	27,031,770	27,031,770	27,031,770
	U.S. Treasury Bill, Yield 0.08%		105.5%	600,000,000	599,747,833	599,747,832

			110.3%	627,031,770	626,779,603	626,779,602

	Total Cash Equivalents		110.3%		$626,779,603	$626,779,602

	Total Investments 223.8%				$1,437,086,875	$1,272,048,846

	Net unrealized depreciation on unfunded commitments (0.1%)					$(713,058)

	Liabilities in Excess of Other Assets (123.7%)					$(703,060,436)

	Net Assets 100.0%					$568,275,352

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2021

	As of September 30, 2021 (unaudited)	As of December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $178,360 and $319,356, respectively)	$144,028	$262,616
Non-controlled affiliated investments (amortized cost of $48,936 and $116,801, respectively)	31,651	52,142
Controlled affiliated investments (amortized cost of $335,281 and $374,150, respectively)	341,384	330,511
Cash and cash equivalents	5,976	34,802
Short-term investments	549,944	599,748
Interest receivable	1,946	5,360
Deferred financing costs	966	1,235
Prepaid and other assets	110	82

Total Assets	$1,076,005	$1,286,496

Liabilities
Payable for short-term investments purchased	$549,944	$599,748
Credit facility payable	115,250	115,250
Unrealized depreciation on unfunded commitments	4,486	713
Management fees payable	1,299	1,698
Interest and credit facility expense payable	260	457
Directors’ fees payable	203	—
Other accrued expenses and other liabilities	394	355

Total Liabilities	$671,836	$718,221

Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(1,076,303)	(854,503)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,733)	(13,733)

Common Unitholders’ capital	513,456	735,256
Accumulated loss	(109,287)	(166,981)

Total Members’ Capital	$404,169	$568,275

Total Liabilities and Members’ Capital	$1,076,005	$1,286,496

Net Asset Value Per Unit (accrual base) (Note 9)	$40.39	$48.54

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2021

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income (1)	$4,073	$4,039	$13,606	$34,978
Interest income paid-in-kind (1)	1,928	12,939	6,570	22,395
Dividend income	—	1	—	217
Other fee income (1)	2	(16)	12	60
Non-controlled affiliated investments:
Interest income(1)	—	1,849	578	2,791
Interest income paid-in-kind (1)	522	1,338	1,585	2,269
Other fee income (1)	6	10	17	10
Controlled affiliated investments:
Interest income(1)	2,312	(1,519)	7,084	750
Interest income paid-in-kind (1)	930	909	2,723	1,601
Dividend income	1,600	16,000	7,200	16,000
Other fee income (1)	28	6	76	42

Total investment income	11,401	35,556	39,451	81,113
Expenses
Management fees	1,299	1,867	4,238	5,814
Interest and credit facility expenses	1,151	2,807	3,626	9,123
Administrative fees	194	233	601	723
Professional fees	151	157	442	725
Directors’ fees	78	78	242	242
Other expenses	72	167	290	284

Total expenses	2,945	5,309	9,439	16,911

Net investment income	$8,456	$30,247	$30,012	$64,202

Net realized and unrealized gain (loss) on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	$(11)	$(5,887)	$3,427	$(3,686)
Non-controlled affiliated investments	—	—	(58,826)	—
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments(1)	7,198	10,669	12,091	(21,826)
Non-controlled affiliated investments(1)	(3,305)	(15,854)	53,917	(31,685)
Controlled affiliated investments(1)	13,186	(15,430)	49,742	(36,099)
Net realized gain on short-term investments	4	—	31	—

Net realized and unrealized gain (loss) on investments	$17,072	$(26,502)	$60,382	$(93,296)

Net increase (decrease) in Members’ Capital from operations	$25,528	$3,745	$90,394	$(29,094)

Basic and diluted:
Income (Loss) per unit	$1.27	$0.19	$4.49	$(1.44)

(1)	Amounts disclosed for the three and nine months ended September 30, 2020 have been restated, as described in Note 2.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2021

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2021	$735,256	$(166,981)	$568,275
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,084	11,084
Net realized loss on investments	—	(55,809)	(55,809)
Net change in unrealized appreciation/depreciation on investments	—	76,448	76,448
Distributions to Members from:
Distributable earnings	—	(15,000)	(15,000)

Total Increase in Members’ Capital for the three months ended March 31, 2021	—	16,723	16,723

Members’ Capital at March 31, 2021	$735,256	$(150,258)	$584,998

Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	10,472	10,472
Net realized gain on investments	—	448	448
Net change in unrealized appreciation/depreciation on investments	—	22,223	22,223
Distributions to Members from:
Distributable earnings	—	(8,200)	(8,200)
Return of capital	(66,800)	—	(66,800)

Total (Decrease) Increase in Members’ Capital for the three months ended June 30, 2021	(66,800)	24,943	(41,857)

Members’ Capital at June 30, 2021	$668,456	$(125,315)	$543,141

Net Increase in Members’ Capital Resulting from Operations:
Net investment income	—	8,456	8,456
Net realized loss on investments	—	(7)	(7)
Net change in unrealized appreciation/depreciation on investments	—	17,079	17,079
Distributions to Members from:
Distributable earnings	—	(9,500)	(9,500)
Return of capital	(155,000)	—	(155,000)

Total (Decrease) Increase in Members’ Capital for the three months ended September 30, 2021	(155,000)	16,028	(138,972)

Members’ Capital at September 30, 2021	$513,456	$(109,287)	$404,169

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2020

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2020	$971,647	$(97,419)	$874,228
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	17,880	17,880
Net realized gain on investments	—	2,158	2,158
Net change in unrealized appreciation/depreciation on investments	—	(45,276)	(45,276)
Distributions to Members from:
Distributable earnings	—	(69,650)	(69,650)
Return of capital	(62,000)	—	(62,000)

Total Decrease in Members’ Capital for the three months ended March 31, 2020	(62,000)	(94,888)	(156,888)

Members’ Capital at March 31, 2020	$909,647	$(192,307)	$717,340

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	16,075	16,075
Net realized gain on investments	—	43	43
Net change in unrealized appreciation/depreciation on investments	—	(23,719)	(23,719)

Total Decrease in Members’ Capital for the three months ended June 30, 2020	—	(7,601)	(7,601)

Members’ Capital at June 30, 2020	$909,647	$(199,908)	$709,739

Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	30,247	30,247
Net realized loss on investments	—	(5,887)	(5,887)
Net change in unrealized appreciation/depreciation on investments	—	(20,615)	(20,615)
Distributions to Members from:
Return of capital	(175,000)	—	(175,000)

Total (Decrease) Increase in Members’ Capital for the three months ended September 30, 2020	(175,000)	3,745	(171,255)

Members’ Capital at September 30, 2020	$734,647	$(196,163)	$538,484

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2021

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$90,394	$(29,094)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(9,619)	(110,599)
Purchases of short-term investments	(549,944)	(399,874)
Interest income paid in-kind	(10,878)	(26,265)
Proceeds from sales and paydowns of investments	213,692	302,106
Proceeds from sales of short-term investments	599,748	—
Net realized loss on investments	55,399	3,686
Change in net unrealized appreciation/depreciation on investments	(115,750)	89,610
Amortization of premium and accretion of discount, net	(864)	(1,343)
Amortization of deferred financing costs	1,152	1,222
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	3,414	715
(Increase) decrease in prepaid and other assets	(28)	(49)
Increase (decrease) in payable for short-term investments purchased	(49,804)	399,874
Increase (decrease) in management fees payable	(399)	(227)
Increase (decrease) in interest and credit facility expense payable	(197)	743
Increase (decrease) in directors’ fees payable	203	203
Increase (decrease) in other accrued expenses and liabilities	39	(284)

Net cash provided by operating activities	$226,558	$230,424

Cash Flows from Financing Activities
Return of capital	$(221,800)	$(237,000)
Distributions to Members	(32,700)	(69,650)
Deferred financing costs paid	(884)	(1,979)
Proceeds from credit facility	—	353,000
Repayments of credit facility	—	(456,815)

Net cash used in financing activities	$(255,384)	$(412,444)

Net decrease in cash and cash equivalents	$(28,826)	$(182,020)
Cash and cash equivalents, beginning of period	$34,802	$254,474

Cash and cash equivalents, end of period	$5,976	$72,454

Supplemental and non-cash financing activities
Interest expense paid	$2,389	$6,111

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2021

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

September 30, 2021

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2021, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2021 was $100,875.

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

September 30, 2021

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2021, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Correction of Affiliates Disclosure: Subsequent to the issuance of the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2020, management identified certain disclosures required by Article 6 of Regulation S-X relating to income from non-affiliates versus affiliates that should have been separately disclosed in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2020, which are included as comparative periods in the Company’s consolidated financial statement as of and for the three and nine months ended September 30, 2021.

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

September 30, 2021

2. Significant Accounting Policies (Continued)

The following table summarizes the effect of the adjustments on the Company’s Consolidated Statements of Operations for the three months ended September 30, 2020:

	For the Three Months Ended September 30, 2020
	As Previously Reported	Total Adjustment	As Corrected
Consolidated Statement of Operations
Non-controlled/non-affiliated investments:
Interest income	$4,369	$(330)	$4,039
Interest income paid-in-kind	15,186	(2,247)	12,939
Other fee income	—	(16)	(16)
Non-controlled affiliated investments:
Interest income	—	1,849	1,849
Interest income paid-in-kind	—	1,338	1,338
Other fee income	—	10	10
Controlled affiliated investments:
Interest income	—	(1,519)	(1,519)
Interest income paid-in-kind	—	909	909
Other fee income	—	6	6
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	(5,946)	16,615	10,669
Non-controlled affiliated investments	—	(15,854)	(15,854)
Controlled affiliated investments	(14,669)	(761)	(15,430)

The following table summarizes the effect of the adjustments on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2020:

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Total Adjustment	As Corrected
Consolidated Statement of Operations
Non-controlled/non-affiliated investments:
Interest income	$38,519	$(3,541)	$34,978
Interest income paid-in-kind	26,265	(3,870)	22,395
Other fee income	112	(52)	60
Non-controlled affiliated investments:
Interest income	—	2,791	2,791
Interest income paid-in-kind	—	2,269	2,269
Other fee income	—	10	10
Controlled affiliated investments:
Interest income	—	750	750
Interest income paid-in-kind	—	1,601	1,601
Other fee income	—	42	42
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	(80,576)	58,750	(21,826)
Non-controlled affiliated investments	—	(31,685)	(31,685)
Controlled affiliated investments	(9,034)	(27,065)	(36,099)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2021:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$360,318	$—	$360,318
Equity	9,149	—	48,423	—	57,572
Investment Funds & Vehicles (1)	—	—	—	99,173	99,173
Short- term investments	549,944	—	—	—	549,944

Total	$559,093	$—	$408,741	$99,173	$1,067,007

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2021:

	Debt	Equity	Total
Balance, July 1, 2021	$443,510	$37,964	$481,474
Purchases, including payments received in-kind	3,498	11	3,509
Sales and paydowns of investments	(91,608)	—	(91,608)
Amortization of premium and accretion of discount, net	115	—	115
Net realized losses	(1)	(11)	(12)
Net change in unrealized appreciation/depreciation	4,804	10,459	15,263

Balance, September 30, 2021	$360,318	$48,423	$408,741

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2021	$(12,191)	$10,459	$(1,732)

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2021	$476,052	$13,984	$490,036
Purchases, including payments received in-kind	25,892	5,145	31,037
Sales and paydowns of investments	(163,620)	—	(163,620)
Amortization of premium and accretion of discount, net	864	—	864
Net realized losses	(58,422)	(1,391)	(59,813)
Net change in unrealized appreciation/depreciation	79,552	30,685	110,237

Balance, September 30, 2021	$360,318	$48,423	$408,741

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2021	$10,424	$29,305	$39,729

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2020:

	Debt	Equity	Total
Balance, July 1, 2020	$653,381	$5,727	$659,108
Purchases, including payments received in-kind	49,598	10,051	59,649
Sales and paydowns of investments	(135,645)	(5,546)	(141,191)
Amortization of premium and accretion of discount, net	1,274	—	1,274
Net realized losses	(2,954)	(2,933)	(5,887)
Net change in unrealized appreciation/depreciation	(6,596)	(1,517)	(8,113)

Balance, September 30, 2020	$559,058	$5,782	$564,840

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2020	$(4,571)	$1,050	$(3,521)

	Debt	Equity	Total
Balance, January 1, 2020	$752,242	$10,822	$763,064
Purchases, including payments received in-kind	126,394	10,470	136,864
Sales and paydowns of investments	(254,160)	(5,546)	(259,706)
Amortization of premium and accretion of discount, net	1,343	—	1,343
Net realized losses	(753)	(2,933)	(3,686)
Net change in unrealized appreciation/depreciation	(66,008)	(7,031)	(73,039)

Balance, September 30, 2020	$559,058	$5,782	$564,840

Change in net unrealized appreciation/depreciation in investments held as of September 30, 2020	$(66,659)	$(3,921)	$(70,580)

The Company did not have any transfers between levels during the three and nine months ended September 30, 2021 and 2020.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2021.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$62,132	Income Method	Discount Rate	6.7% to 10.8%	9.4%	Decrease
Debt	$193,789	Market Method	EBITDA Multiple	3.3x to 7.9x	N/A	Increase
Debt	$72,746	Market Method	Revenue Multiple	1.1x to 1.3x	N/A	Increase
Debt	$2,809	Market Method	Indicative Bid	25.8% to 28.7%	N/A	Increase
Debt	$28,842	Market Method	EBITDA Multiple	7.3x to 8.3x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase
Equity	$48,423	Market Method	EBITDA Multiple	3.3x to 7.9x	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	7.3x to 8.3x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase

*	Weighted based on fair value

The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2020.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$108,981	Income Method	Discount Rate	10.6% to 14.0%	12.2%	Decrease
Debt	$143,075	Market Method	EBITDA Multiple	5.8x to 8.0x	N/A	Increase
Debt	$72,612	Market Method	Revenue Multiple	1.2x to 1.4x	N/A	Increase
Debt	$17,266	Market Method	Indicative Bid	0.0% to 100.0%	86.6%	Increase
Debt			EBITDA Multiple	5.3x to 9.5x	N/A	Increase
	$99,556	Market Method	Revenue Multiple	0.2x to 1.6x	N/A	Increase
Debt	$34,562	Income Method	Discount Rate	22.0% to 24.0%	N/A	Decrease
Equity	$—	Market Method	EBITDA Multiple	3.5x to 4.5x	N/A	Increase
		Market Method	Revenue Multiple	0.2x to 0.4x	N/A	Increase
			Indicative Bid	0.0% to 0.0%	N/A	Increase
Equity	$9,598	Market Method	EBITDA Multiple	5.8x to 8.0x	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	5.3x to 6.3x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase
Equity	$4,386	Income Method	Discount Rate	22.0% to 24.0%	N/A	Decrease
		Market Method	EBITDA Multiple	3.5x to 4.5x	N/A	Increase
			Revenue Multiple	0.2x to 0.4x	N/A	Increase

*	Weighted based on fair value

Unless noted, the Company generally utilizes the midpoint of a valuation range provided by an external, independent valuation firm.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

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

For the three and nine months ended September 30, 2021, Management Fees incurred were $1,299 and $4,238, respectively, of which $1,299 remained payable as of September 30, 2021. For the three and nine months ended September 30, 2020, Management Fees incurred amounted to $1,867 and $5,814, respectively, of which $1,867 remained payable at September 30, 2020.

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Since inception, the Company received $2,615 in such fees, none of which were during three and nine months ended September 30, 2021 and 2020.

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

September 30, 2021

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

No Incentive Fees were incurred during the three and nine months ended September 30, 2021 and 2020.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$185	$134	$1,769	$713
H-D Advanced Manufacturing Company	December 2021	12,800	4,352	—	—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	6,824	—	—	—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	March 2021	—	—	4,941	—

Total		$19,809	$4,486	$6,710	$713

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2021 and December 31, 2020, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2021, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and nine months ended September 30, 2021 and 2020, the Company did not sell or issue any Common Units. The activity for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698

Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

The Company did not process any deemed distributions and re-contributions during the three and nine months ended September 30, 2021 and 2020.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

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

Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2021, the Company was in compliance with such covenants.

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

As of September 30, 2021 and December 31, 2020, the Available Commitment under the Amended Credit Agreement was $61,750.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

7. Credit Facility (Continued)

As of September 30, 2021 and December 31, 2020, the amounts outstanding under the Credit Facility were $115,250. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 in connection with the April 6, 2021 Third Amended Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of September 30, 2021 and December 31, 2020, $966 and $1,235, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Credit facility interest expense	$604	$2,417	$2,238	$6,798
Undrawn commitment fees	63	124	187	1,054
Administrative fees	16	16	49	49
Amortization of deferred financing costs	468	250	1,152	1,222

Total	$1,151	$2,807	$3,626	$9,123

Weighted average interest rate	2.08%	3.45%	2.60%	3.61%
Average outstanding balance	$115,250	$278,478	$115,250	$251,658

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

September 30, 2021

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of September 30, 2021 and December 31, 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2021	December 31, 2020
Cost of investments for federal income tax purposes	$1,112,521	$1,401,101
Unrealized appreciation	$29,280	$7,397
Unrealized depreciation	$(79,281)	$(145,449)
Net unrealized depreciation on investments	$(50,001)	$(138,052)

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2021 and 2020 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Nine Months Ended September 30,
	2021	2020
Net Asset Value Per Unit (accrual base), Beginning of Period	$48.54	$63.74
Income from Investment Operations:
Net investment income(1)	1.49	3.19
Net realized and unrealized gain (loss)	3.00	(4.64)

Total income from investment operations	4.49	(1.45)

Less Distributions:
From net investment income	(1.62)	(3.46)
Return of capital	(11.02)	(11.77)

Total distributions(2)	(12.64)	(15.23)

Net Asset Value Per Unit (accrual base), End of Period	$40.39	$47.06

Common Unitholder Total Return(3)(4)	16.44%	(3.73)%

Common Unitholder IRR(5)	8.22%	6.78%

Ratios and Supplemental Data
Members’ Capital, end of period	$404,169	$538,484
Units outstanding, end of period	20,134,698	20,134,698

Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	2.33%	3.00%
Ratio of financing cost to average net assets(4)	0.67%	1.21%
Ratio of net investment income to average net assets(6)	7.42%	11.40%
Credit facility payable	115,250	260,250
Asset coverage ratio	4.51	3.07
Portfolio turnover rate(4)	1.55%	12.77%

(1)	Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2021 and 2020.
(2)	Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)

The Total Return for the nine months ended September 30, 2021 and 2020 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.

(4)	Not annualized.
(5)

The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 8.22% through September 30, 2021. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

(6)	Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2021

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or future performance or financial condition of TCW Direct Lending LLC. For simplicity, this report uses the terms “Company,” “we,” “us,” and “our” to refer to TCW Direct Lending LLC and where appropriate in the context, its wholly-owned subsidiaries.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (as amended, the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team” fka the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, from time to time we made, and currently have, investments that contain such features. We have investments with PIK interest features in certain circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Investment Activity

As of September 30, 2021, our portfolio consisted of debt and equity investments in nine and seven portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of September 30, 2021, our portfolio was comprised of 69.7% debt investments which were primarily senior secured, first lien term loans and 30.3% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2021, representing 16.2% and 18.4% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2021:

Industry	Percent of Total Investments
Metals & Mining	38%
Investment Funds & Vehicles	30%
Diversified Consumer Services	14%
Household Durables	11%
Technologies Hardware, Storage and Peripherals	3%
Internet & Direct Marketing Retail	3%
Diversified Financial Services	1%

Total	100%

Results of Operations

Our operating results for the three and nine months ended September 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total investment income	$11,401	$35,556	$39,451	$81,113
Total expenses	2,945	5,309	9,439	16,911

Net investment income	8,456	30,247	30,012	64,202
Net realized loss on investments	(11)	(5,887)	(55,399)	(3,686)
Net change in unrealized appreciation/depreciation on investments	17,079	(20,615)	115,750	(89,610)
Net realized gain on short-term investments	4	—	31	—

Net increase (decrease) in Members’ Capital from operations	$25,528	$3,745	$90,394	$(29,094)

Total investment income

Total investment income for the three months ended September 30, 2021 and 2020 was $11.4 million and $35.6 million, respectively, and included interest income (including interest income paid-in-kind) of $9.8 million and $19.6 million, respectively. Total investment income for the three months ended September 30, 2021 and 2020 included dividend income of $1.6 million and $16.0 million, respectively, as well as $36 thousand and $0, respectively, of other income.

Total investment income for the nine months ended September 30, 2021 and 2020 was $39.5 million and $81.1 million, respectively, and included interest income (including interest income paid-in-kind) of $32.1 million and $64.8 million, respectively. Total investment income for the nine months ended September 30, 2021 and 2020 included dividend income of $7.2 million and $16.2 million, respectively, as well as other income of $0.1 million for both periods.

The decrease in total investment income during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was primarily due to the decreases in interest income paid-in-kind and dividend income during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease in interest income paid-in-kind was due to the decrease in the size of our debt portfolio which had investments in nine portfolio companies as of September 30, 2021 compared to investments in 15 portfolio companies as of September 30, 2020.

The decrease in total investment income during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, was primarily due to the decreases in interest income and interest income paid-in-kind as well as dividend income during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The decreases in total investment income during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, were commensurate with the decrease in the number of our debt investments. As of September 30, 2021, our portfolio included debt investments in nine portfolio companies, whereas as of September 30, 2020, our portfolio included debt investments in 15 portfolio companies.

Net investment income

Net investment income for the three months ended September 30, 2021 and 2020 was $8.5 million and $30.2 million, respectively. Net investment income for the nine months ended September 30, 2021 and 2020 was $30.0 million and $64.2 million, respectively.

The decreases in net investment income during the three and nine months ended September 30, 2021 versus the three and nine months ended September 30, 2020, respectively, were primarily due to lower total investment income (as previously described) partially offset by lower total expenses.

Expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Expenses
Management fees	$1,299	$1,867	$4,238	$5,814
Interest and credit facility expenses	1,151	2,807	3,626	9,123
Administrative fees	194	233	601	723
Professional fees	151	157	442	725
Directors’ fees	78	78	242	242
Other expenses	72	167	290	284

Total expenses	$2,945	$5,309	$9,439	$16,911

Our total expenses for the three months ended September 30, 2021 and 2020 were $2.9 million and $5.3 million, respectively. Our total expenses included management fees attributed to the Adviser of $1.3 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively.

Our total expenses for the nine months ended September 30, 2021 and 2020 were $9.4 million and $16.9 million, respectively. Our total expenses included management fees attributed to the Adviser of $4.2 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively.

The decreases in total operating expenses during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, were primarily due to lower interest and credit facility expenses driven by our lower average outstanding debt balance during the three and nine months ended September 30, 2021, in addition to lower undrawn commitment fees, resulting from lower undrawn balances coupled with a lower interest rate on undrawn balances. Lastly, management fees also decreased during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, resulting from the overall decrease in our investment portfolio’s size.

Net realized loss on investments

Our net realized loss on investments for the three months ended September 30, 2021 and 2020 was $11 thousand and $5.9 million, respectively. Our net realized loss on investments during the three months ended September 30, 2020 was primarily attributable to the dispositions of our term loan to School Specialty Inc.; our common stock in Verus Financial, LLC; and our Class A equity interest in Animal Supply Holdings, LLC, which resulted in an aggregate realized loss of $5.7 million.

Our net realized loss on investments for the nine months ended September 30, 2021 and 2020 was $55.4 million and $3.7 million, respectively. Our net realized loss on investments during the nine months ended September 30, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Carrier & Technology Holdings, LLC	Term Loan	$(41,407)
Guardia LLC	Term Loan	(10,057)
Guardia LLC	Revolver	(7,362)
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Warrants	(1,380)
Quantum Corporation	Common Stock	4,414
All others	Various	393

Net realized loss		$(55,399)

Our net realized loss on investments during the nine months ended September 30, 2020 was primarily due to the dispositions of our term loan to School Specialty Inc.; our common stock in Verus Financial, LLC; and our Class A equity interest in Animal Supply Holdings, LLC. These resulted in an aggregate realized loss of $5.7 million and were partially offset by our $2.1 million of realized gains from the disposition of our term loan to Bumble Bee Holdings, Inc.

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation on investments for the three months ended September 30, 2021 and 2020 was $17.1 million and ($20.6) million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
OTG Management, LLC	Term Loans	$12,683 *
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Class A Units	7,409
TCW Strategic Ventures	Preferred Membership Interests	4,949
Cedar Ultimate Parent LLC	Preferred Units	2,477
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Warrants	1,058
Pace Industries, Inc.	Term Loans	(2,209)
H-D Advanced Manufacturing Company	Term Loan	(2,370)
Quantum Corporation	Common Stock	(3,020)
ASC Acquisition Holdings, LLC	Term Loan	(3,221)
All others	Various	(677)

Net change in unrealized appreciation/depreciation		$17,079

*	Includes reversals of previously recognized unrealized depreciation.

Our net change in unrealized appreciation/depreciation for the three months ended September 30, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
TCW Strategic Ventures	Preferred Membership Interests	$(14,669)
H-D Advanced Manufacturing Company	Term Loan	(8,717)
ASC Acquisition Holdings, LLC	Term Loans	(3,247)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(2,834)
OTG Management, LLC	Term Loan	(2,373)
Challenge Manufacturing Company LLC	Term Loan	1,230
Cedar Ultimate Parent LLC	Preferred Units	1,577
Pace Industries, Inc.,	Term Loan	1,712
Quantum Corporation	Common Stock	1,976
Verus Financial, LLC	Common Stock	2,094
All others	Various	2,636

Net change in unrealized appreciation/depreciation		$(20,615)

Our net change in unrealized appreciation/depreciation during the three months ended September 30, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19, in addition to other business conditions unique to our respective issuers.

Our net change in unrealized appreciation/depreciation on investments for the nine months ended September 30, 2021 and 2020 was $115.8 million and ($89.6) million, respectively. Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Carrier & Technology Holdings, LLC	Term Loan	$42,546	*
OTG Management, LLC	Term Loan	16,995	**
TCW Strategic Ventures	Preferred Membership Interests	13,163
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Class A Units	10,431
Guardia LLC	Term Loan	9,388	*
Cedar Ultimate Parent LLC	Preferred Units	8,176
School Specialty, Inc.	Preferred Stock	7,708
Pace Industries, Inc.	Term Loans	7,311
ASC Acquisition Holdings, LLC	Term Loans	(2,265)
Quantum Corporation	Common Stock	(3,876	)*
H-D Advanced Manufacturing Company	Revolver	(4,352)
All others	Various	10,525

Net change in unrealized appreciation/depreciation		$115,750

*

Includes reversals of previously recognized unrealized depreciation (appreciation). Recognized as realized (gains) losses and/or accelerated original issue discount during the nine months ended September 30, 2021.

**	Includes reversals of previously recognized unrealized depreciation.

Our net change in unrealized appreciation/depreciation for the nine months ended September 30, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
H-D Advanced Manufacturing Company	Term Loan	$(30,623)
Pace Industries, Inc.	Term Loan	(19,016)
OTG Management, LLC	Term Loan	(13,807)
TCW Strategic Ventures	Preferred Membership Interests	(9,034)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(8,559)
ASC Acquisition Holdings, LLC	Term Loans	(8,135)
Quantum Corporation	Common Stock	(7,531)
School Specialty. Inc.	Preferred Stock	(4,283)
RTI Holding Company, LLC	Warrant	(1,007)
ENA Holding Corporation	Term Loan	1,372
Intren, LLC	Term Loan	1,480
KPI Holding LLC	Warrant	1,692
Noramco, LLC	Term Loan	9,789
All others	Various	(1,948)

Net change in unrealized appreciation/depreciation		$(89,610)

Net realized gain on short-term investments

During the three and nine months ended September 30, 2021 we earned $4 thousand and $31 thousand, respectively, in realized gains from our short-term investments in government treasuries. We did not earn any realized gains from short-term investments in government treasuries during the three and nine months ended September 30, 2020 as the initial sale of investments in short-term government securities did not begin until the fourth quarter of fiscal year 2020.

Net increase (decrease) in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended September 30, 2021 and 2020 was $25.5 million and $3.7 million, respectively.

Our net increase (decrease) in members’ capital from operations during the nine months ended September 30, 2021 and 2020 was $90.4 million and ($29.1) million, respectively.

The relative net increases in members’ capital from operations during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, were primarily due to net realized and unrealized gains on our investments during the three and nine months ended September 30, 2021, compared to net realized and unrealized losses during the three and nine months ended September 30, 2020, respectively. These were partially offset by lower net investment income during the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	September 30, 2021	December 31, 2020
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

On April 10, 2017, we entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2021, we were in compliance with such covenants.

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

As of September 30, 2021 and December 31, 2020, the Available Commitment under the Credit Facility $61.8 million.

As of September 30, 2021 and December 31, 2020 the amounts outstanding under the Credit Facility were $115.3 million. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2021 and December 31, 2020, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of September 30, 2021 and December 31, 2020, $1.0 million and $1.2 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2021 and 2020 was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Credit facility interest expense	$604	$2,417	$2,238	$6,798
Undrawn commitment fees	63	124	187	1,054
Administrative fees	16	16	49	49
Amortization of deferred financing costs	468	250	1,152	1,222

Total	$1,151	$2,807	$3,626	$9,123

Weighted average interest rate	2.08%	3.45%	2.60%	3.61%
Average outstanding balance	$115,250	$278,478	$115,250	$251,658

A summary of our contractual payment obligations as of September 30, 2021 and December 31, 2020 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – September 30, 2021	$177,000	$115,250	$61,750
Total Debt Obligations – December 31, 2020	$177,000	$115,250	$61,750

(1)	The amount available considers any limitations related to the debt facility borrowing.

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

We had the following unfunded commitments and unrealized losses by investment as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

	Maturity/ Expiration	September 30, 2021		December 31, 2020
Unfunded Commitments		Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$185	$134	$1,769	$713
H-D Advanced Manufacturing Company	December 2021	12,800	4,352	—	—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	6,824	—	—	—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	March 2021	—	—	4,941	—

Total		$19,809	$4,486	$6,710	$713

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2021 and December 31, 2020, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

We are subject to financial market risks, including changes in interest rates. At September 30, 2021, 97.0% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to nine months. At September 30, 2021, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 97.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our September 30, 2021 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$7,603	$3,506	$4,097
Up 200 basis points	3,562	2,337	1,225
Up 100 basis points	305	1,169	(864)
Down 100 basis points	—	(96)	96

Item 4.	CONTROLS AND PROCEDURES

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

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

10.10	First Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2020, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2020).

10.11	Lender Group Joinder Agreement, dated May 27, 2020 by and among Zions Bancorporation, N.A. d/b/a California Bank & Trust, Natixis, New York Branch (as Administrative Agent) and TCW Direct Lending LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2020).

10.12	Third Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2021, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2021).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three and nine months ended September 30, 2021

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 8, 2021	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 8, 2021	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer