Form 10-K
period 2021-12-31
TCW Direct Lending LLC
filed 2022-03-29
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

As of December 31, 2021, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 29, 2022 was 20,134,698.

Documents Incorporated by Reference

TCW Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2021, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including, without limitation:

•
the impact of the novel strain of coronavirus known as “COVID-19” and variants of COVID-19, on the global economy, our industry, our business and our targeted investments;
•
an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
an economic downturn, such as the downturn associated with the COVID-19 pandemic, could disproportionately impact the companies which we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•
a contraction of available credit could impair our lending and investment activities;
•
interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•
interest rate volatility, including volatility associated with the decommissioning of LIBOR, could adversely affect our results, particularly since we intend to use leverage as part of our investment strategy;
•
our future operating results;
•
our business prospects and the prospects of our portfolio companies
•
our contractual arrangements and relationships with third parties;
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
•
the speculative and illiquid nature of our investments; re
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;

ii

•
the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russia and China, including the effect of the current COVID-19 pandemic;
•
the loss of key personnel;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of the TCW Group, Inc. to attract and retain highly talented professionals that can provide services to the adviser and administrator;
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

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

Item 1. Business

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the private credit team (the “Private Credit Team” fka the “Direct Lending Team”) of the Adviser, a group of investment professionals that will use the same investment strategy employed by the Private Credit Team over the past 21 years.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $264 billion of assets as of December 31, 2021. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with us and its four predecessor funds, the “Direct Lending Funds”).

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Private Credit Team. The Private Credit Team joined the TCW Group in December 2012. The Private Credit Team was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. TCW Direct Lending LLC is the Private Credit Team’s sixth fund. The Private Credit Team is led by Richard Miller and currently includes a group of dedicated investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

Investment Strategy

The Private Credit Team applies its investment philosophy, strategy and approach to the management of the portfolio. The conditions of the economy or capital markets will not be used as an absolute indicator of the relative attractiveness of an investment opportunity considered. Rather, the investment must provide for adequate return relative to the risk assumed, regardless of the economic or capital market environment.

We pursue our investment objectives by adhering to a proactive strategy of exerting influence throughout each stage of the investment process from origination to exit. The tactics utilized in this strategy are paramount to our success and include selective origination, rigorous due diligence, customized structuring and active monitoring of the investment portfolio.

Selective Origination

The Private Credit Team has a long-term presence in the private capital markets and, as a result, has developed an extensive network of strategic relationships. These relationships include capital market intermediaries such as broker-dealers, investment bankers, commercial bankers, private equity sponsors, mergers and acquisitions advisers, restructuring professionals, accountants and other financial professionals through whom the Adviser believes we will be able to source investment opportunities. The Private Credit Team’s network also extends to the corporate community and includes senior management teams, independent industry consultants and other business executives who often refer opportunities to the members of the Private Credit Team and who the Adviser believes will continue to refer opportunities to us. We may also have the opportunity to invest in companies and with management teams that worked with previous private investment funds managed by the Adviser or the Private Credit Team or its other investment professionals.

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

As previously noted, our investment period has ended. Accordingly, while we will not originate new loans, we may increase credit facilities to existing borrower or affiliates. We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. In general, we do not expect the Private Credit Team to originate a significant amount of investments for us with payment-in-kind (“PIK”) interest features although we may have investments with PIK interest features in limited circumstances. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, historically, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Investments

On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the

“Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $88.3 million and $138.9 million as of December 31, 2021 and 2020, respectively.

Based on fair values as of December 31, 2021, our portfolio consisted of debt and equity investments in eight and seven portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 69.0% debt investments which were primarily senior secured, first lien term loans and 31.0% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2021, representing 16.3% and 19.2% of our portfolio’s fair value and cost, respectively.

Based on fair values as of December 31, 2020, our portfolio consisted of debt and equity investments in eleven and eight portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 73.8% debt investments which were primarily senior secured, first lien term loans and 26.2% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 12.7% and 20.1% of our portfolio’s fair value and cost, respectively.

For a further discussion of our investment activities and investment attributes as of December 31, 2021 and 2020, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 9, 2021 the Company’s Board of Directors (the “Board”) reapproved the Investment Advisory and Management Agreement (the “Advisory Agreement”) originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

Administration Agreement

On August 9, 2021, the Company’s Board reapproved the Administration Agreement with the Adviser, originally entered into on September 15, 2014, under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting securities of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. We may, however, rely on recently adopted Rule 12d1-4 under the 1940 Act and invest in excess of the limits described above. However, to the extent we rely on Rule 12d1-4, we will be subject to certain conditions and requirements under Rule 12d1-4. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Members to additional expenses.

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

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Units. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances (including alternative minimum tax consequences) and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, persons holding Units as part of hedging transaction, wash sale, conversion transaction or integrated transaction, real estate investment trusts, regulated investment companies, tax-exempt entities, U.S. Holders (as defined below) whose functional currency is not the U.S. dollar, certain financial institutions and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Units as capital assets (generally, assets held for investment).

For purposes of this discussion, a “U.S. Holder” is a Unitholder that is, for U.S. federal income tax purposes: (a) an individual who is a citizen or resident of the United States; (b) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income taxation regardless of its source or (d) a trust if a court within the United States can exercise primary supervision over its administration and certain other conditions are met. A “Non-U.S. Holder” is a Unitholder who is neither a U.S. Holder nor a partnership for U.S. federal income tax purposes. For tax purposes, our fiscal year is the calendar year.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Units, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that will own Units through a partnership should consult its tax advisors with respect to the purchase, ownership and disposition of those Units.

Tax matters are complex and prospective investors in the Units are urged to consult their own tax advisors with respect to the U.S. federal income tax and state, local and non-U.S. tax consequences of an investment in the Units, including the potential application of U.S. withholding taxes.

Classification of the Company as Corporation for Tax Purposes

As a limited liability company, the Company is an eligible entity that is entitled to elect its classification for U.S. federal tax purposes. The Company has made an election to cause it to be classified as an association that is taxable as a corporation for U.S. federal income tax purposes. If the Company is unable to qualify as a RIC (the requirements of which are discussed below) during the liquidation of its portfolio following the Commitment Period, it may consider filing a new election to cause the Company to be classified as a partnership for U.S. federal tax purposes (from the effective date of such new election forward). The Company has no current intention of making such a new election and would only make such election if it determines it is in the best interests of Unitholders to do so.

Regulated Investment Company Classification

As a BDC, we elected, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not be required to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our Unitholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our Unitholders, for each taxable year, the sum of at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, and 90% of its net tax-exempt interest (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we distribute to Unitholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Unitholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, and on which we paid no federal income tax, in preceding years.

In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•
at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;
•
derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities (including loans), gains from the sale of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities or currencies and (b) net income derived from an interest in a “qualified publicly traded partnership”; and
•
diversify our holdings so that at the end of each quarter of the taxable year:
o
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
o
no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of one or more “qualified publicly traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with increasing interest rates or debt instruments issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to Unitholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

We may have difficulty satisfying the diversification requirements as we liquidate our portfolio following the Commitment Period, since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any nonqualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of nonqualifying securities or other property.

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor our transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

If, in any particular taxable year, we do not qualify as a RIC, all of our taxable income (including our net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to Unitholders, and distributions will be taxable to the Unitholders as ordinary dividends to the extent of our current and accumulated earnings and profits.

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Unitholders their share of the non-U.S. taxes paid by the Company.

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

In late 2019 and early 2020, a novel coronavirus (SARS-CoV-2) and related respiratory disease (“COVID-19”) was first reported in China and spread rapidly to across the world, including to the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. With respect to the United States credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) government imposition of various forms of “stay at home” orders and the closing or reduced operating capacity of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which may not adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on our portfolio companies and on the markets and the economy in general, and that impact could be material.

In addition, the United States capital markets have experienced extreme volatility and disruption following the spread of COVID-19 in the United States. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience challenges, and our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged downturn in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions may also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations and limit our ability to grow and could have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, uncertainty related to the global outbreak of COVID-19, the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the referendum by British voters to exit the European Union (“Brexit”) in June 2016 and the United Kingdom’s subsequent invocation of Article 50 of the Treaty on the European Union in March 2017 and subsequent withdrawal have led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

Effective from December 31, 2020, the United Kingdom left the Council of the European Union and also ceased to be subject to international trade agreements to which the European Union is a party. As a result, and subject to the terms of a trade and cooperation agreement entered into on December 24, 2020, which sets out the terms of the United Kingdom’s future relationship with the European Union, the rules of the European Union relating to free movement of persons, goods, services and capital between the United Kingdom and the European Union end, and the European Union and the United Kingdom formed two separate markets and two distinct regulatory and legal spaces. The trade agreement offers United Kingdom and European Union businesses preferential access to each other’s markets ensuring imported goods will be free of tariffs and quotas. However, economic relations between the United Kingdom and European Union will now be on more restricted terms than previously existed, and the trade agreement does not incorporate the full scope of the services sector, and businesses such as banking and finance face a more uncertain future. While the talks on a separate memorandum of understanding regarding financial services concluded in 2021, the memorandum of understanding has not been formally signed or entered into force. As a result, at this time, the impact that the trade agreement and any future agreements, including the memorandum of understanding, will have on business interests in the European Union and the United Kingdom cannot be predicted and, given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the United Kingdom will have on business interests. As a result of the original referendum and other geopolitical developments leading to Brexit, as well as the United Kingdom’s subsequent withdrawal, the financial markets experienced increased levels of volatility and it is likely that, in the near term, Brexit will continue to bring about higher levels of uncertainty and volatility.

Historical Performance. The investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques it previously employed in identifying and managing past investments. Accordingly, there can be no assurance that the Adviser will replicate the historical performance of other investment funds with which it has been affiliated. As a result, our investment returns could be substantially lower than the returns achieved by such other investment funds.

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Private Credit Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Miller, Ms. Grosso, Mr. Gertzof and/or Mr. Bold during the Commitment Period could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

Economic Interest of the Adviser. Because the Adviser will be compensated in part on a basis tied to our performance, the Adviser may have an incentive to make investments that are risky or speculative.

No Assurance of Profits. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the types of companies and transactions described herein. The marketability and value of any of our investments will depend upon many factors beyond our control. We will incur organizational expenses, Management Fees and other operating expenses which may exceed our income, and a Unitholder could lose the entire amount of its contributed capital.

Therefore, a prospective investor should only invest in the Company if such investor can withstand a total loss of his or her investment. The past investment performance of the entities and accounts with which the Adviser and its investment professionals have been associated cannot be taken to guarantee future results of any investment in the Company.

Effect of Fees and Expenses on Returns. We pay Management Fees and Incentive Fees to the Adviser and generally bear our other Company Expenses. Generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment. In addition, because the Management Fees payable by us to the Adviser will be calculated based on average gross assets of the Company on a consolidated basis, including the amortized cost of portfolio investments purchased with borrowed funds and other forms of leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Units.

Regulations Governing our Operation as a BDC. We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act currently in force, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% as described below under “—New Legislation Permitting Additional Leverage”) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our Unitholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

If we issue Preferred Units, the Preferred Units would rank “senior” to the Units in our capital structure, the Preferred Unitholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of the Unitholders.

In addition, as a regulated BDC under the 1940 Act we may, among other things, be prohibited from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us, Fund VII and any other potential co-investment funds based on available capital, which generally is determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations.

Prior to August 2020, the Advisor calculated “available capital” based primarily on uncalled capital commitments and then-available borrowings for each fund or account. However, with a view toward more equitable and stable allocations going forward, the Advisor, as of August 2020, adjusted its policy to calculate “available capital” primarily on anticipated fund or account size (including total investor commitments and reasonably expected leverage).

Borrowing Money. The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in the Company. Subject to the borrowing limitation imposed on us by the 1940 Act, the Company and any wholly owned subsidiary of the Company has and may continue to borrow from or issue senior debt securities to banks, insurance companies and other lenders. Our lenders will have fixed dollar claims on our assets that are superior to the claims of the Unitholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200% (or 150% as described below under “—New Legislation Permitting Additional Leverage”). If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

In addition, our existing credit facilities impose, and future debt facilities into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. In particular, it is anticipated that the credit facility would contain certain financial covenants, which may include requiring us to maintain a minimum amount of equity supporting the credit facility or comply with certain collateral quality and coverage tests.

Additional Leverage. As a BDC, under the Investment Company Act we generally are not permitted to incur borrowings, issue debt securities or issue preferred stock unless immediately after the borrowing or issuance the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 200% or, if certain requirements, which are described below, are met, 150%.

Pursuant to Section 61(a) of the 1940 Act, BDCs may reduce the minimum asset coverage ratio from 200% to 150%, subject to certain approval requirements (including either stockholder approval or approval of the “required majority,” as such term is defined in Section 57(o) of the Investment Company Act), certain disclosure requirements and, in the case of a BDC that is not an issuer of common equity securities that are listed on a national securities exchange, such as the Company, the requirement that the BDC must extend to each person that is a stockholder as of the date of an approval described above the opportunity (which may include a tender offer) to sell the securities held by that stockholder as of that applicable approval date, with 25% of those securities to be repurchased in each of the four calendar quarters following the calendar quarter in which that applicable approval date takes place. As a result, BDCs may be able to incur additional indebtedness in the future, and the risks associated with an investment in BDCs may increase.

Failure to Qualify as a RIC. We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to the Unitholders on an annual basis. Because we have incurred debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders.

Wind Down. Since the Commitment Period ended in September 2017, we generally may not make new investments (other than certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period). As a result, during the remainder of our term, fewer investments will be available to generate cash flow, decreasing the amount of distributions. In addition, we will continue to incur expenses and other liabilities for the remainder of our term, which will reduce the amount ultimately available for distribution to Members. Amounts distributed to Members in connection with any dissolution and liquidation may be subject to clawback pursuant to the terms of the LLC Agreement.

Further, some of our remaining investments (including certain equity investments) may require additional time beyond the Company’s current term before we can dispose of them at a favorable price or otherwise recoup our investment. On April 30, 2021, the Board elected to extend the Company’s term until September 2022. Any further extensions will require Member approval. If we are unable to extend the Company’s term beyond September 2022, we may be required to dispose of our remaining investments at unfavorable prices.

Recourse to Our Assets. Our assets, including any investments made by us and any capital held by us, are available to satisfy all our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and not be limited to any particular asset, even in the circumstance where a specific investment gave rise to the liability.

Litigation Risks. We will be subject to a variety of litigation risks, particularly if one or more of our portfolio companies face financial or other difficulties. Legal disputes, involving any or all of the Company, the Adviser, or their affiliates, may arise from our activities and investments and could have a significant adverse effect on us.

Limited Liability of the Adviser. To the extent permissible by law, the Adviser will not be liable, responsible or accountable in damages or otherwise to us or to any Unitholder for any breach of duty to us or the Unitholders or for any act or failure to act pursuant to the Advisory Agreement or otherwise, except in certain limited circumstances provided by the 1940 Act and as set forth in the Advisory Agreement. In general, we will be required to indemnify the Adviser (and other related and/or affiliated parties) for certain losses arising out of its activities on behalf of us. Such obligations could reduce significantly the returns to the Unitholders.

Conflicts of Interest. Conflicts of interest may exist from time to time between the Adviser and certain of its affiliates involved with us.

Reliance upon Consultants. The Adviser may rely upon independent consultants in connection with its evaluation of proposed investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

RISKS RELATED TO OUR INVESTMENTS

Economic Recessions or Downturns. Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net investment income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.

The global outbreak of COVID-19 has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, which could have an adverse economic effect on the portfolio companies in which we make investments.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

Reliance on Portfolio Company Management. The day-to-day operations of each portfolio company in which we invest will be the responsibility of such entity’s management team. In addition, we may make investments in portfolio companies where we have limited influence and the other investors in such portfolio company have economic or business interests or goals that are inconsistent with our business interests and goals. Although the Adviser will be responsible for monitoring the performance of each of our investments and we are required, pursuant to a specific 1940 Act provision applicable to BDCs, to offer to provide each of our portfolio companies managerial assistance, there can be no assurance that the existing management team of a portfolio company or any successor will be able to operate any such entity in accordance with our expectations. In this situation, we may not be in a position to limit or otherwise protect the value of our investment.

Changes to or Discontinuation of LIBOR. Our debt investments may be based on floating rates, such as LIBOR or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month U.S. dollar LIBOR maturities and non-U.S. dollar LIBOR maturities will cease immediately after December 31, 2021, with the remaining U.S. dollar LIBOR maturities ceasing immediately after June 30, 2023. As of January 1, 2022, consistent with FCA’s prior announcement, British pound, euro, Swiss franc and Japanese yen settings and the one-week and two-month U.S. dollar LIBOR settings are no longer available. Until the end of 2022, one-month, three-month, and six-month British pound and Japanese yen LIBOR settings will continue publication on a changed methodology (i.e., “synthetic”) basis, but these synthetic rates may only be used in legacy LIBOR contracts, other than cleared derivatives, that have not been changed at or ahead of the end of 2021. The remaining U.S. dollar LIBOR settings will permanently cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings.

In the United States, the Alternative Rates Reference Committee, a group of market participants convened in 2014 to help ensure a successful transition away from U.S. dollar LIBOR, has identified the Secured Overnight Financing Rate (the “Secured Overnight Financing Rate,” or “SOFR”) as its preferred alternative rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, for contracts that are governed by New York state law, recent New York state legislation effectively codified the use of SOFR as the alternative in the absence of another chosen replacement rate.

The elimination of LIBOR or when LIBOR degrades to the degree that it is no longer representative of the underlying market, or uncertainty related to such changes, may adversely affect the market for LIBOR based securities, including our portfolio of LIBOR indexed, floating rate debt securities, or the cost of our borrowings. Additionally, because no replacement rate is a perfect match for LIBOR, even when the transaction documents contain robust fallback language, the value of LIBOR-linked securities, and consequently their potential returns, may experience material changes upon LIBOR’s discontinuation. Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in accounting, financial reporting, loan servicing, and liability management. We are assessing the impact of a transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

Competition for Investment Opportunities. There can be no assurance that there will be a sufficient number of suitable investment opportunities to enable us to invest all of the Commitments of the Unitholders in opportunities that satisfy our investment strategy or that such investment opportunities will lead to completed investments by us. The activity of identifying, structuring, completing, implementing and realizing attractive investment opportunities is highly competitive. We will compete for investment opportunities with many other industry participants, including other BDCs, public and private funds, individual and institutional investors, and financial institutions. Many such entities have substantially greater economic and personnel resources than the Company and/or better relationships with borrowers and others and/or the ability to accept more risk than we believe can be prudently managed. Accordingly, competition for investments may have the effect of reducing the number of suitable prospective investments available to us and increasing the bargaining power of borrowers, thereby reducing our investment returns. Furthermore, the availability of investment opportunities generally will be subject to market conditions. It is possible that our capital will not be fully utilized if sufficient attractive investments are not identified and consummated by the Adviser.

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by our board of directors in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sell those types of debt securities, we might not receive the full value we expect.

Illiquidity of Collateral. Collateral may consist of assets that may not be readily liquidated, and there is no assurance that the liquidation of those assets will satisfy a company’s obligations. If a company defaults on a secured investment, the Company may receive assets other than cash or securities in full or partial satisfaction of such company’s obligations. The Company might not be able to realize the benefit of the assets for legal, practical or other reasons. The Company might hold those assets until it is determined to be appropriate to dispose of them.

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be. In addition, since the Commitment Period ended in May 2021, we may not make new investments (other than certain follow-on investments). As a result, our portfolio may become more concentrated as it begins to wind down under the terms of the LLC Agreement.

Credit Risks. Debt investments are subject to credit risk. Credit risk relates to the ability of the borrower to make interest and principal payments on the loan or security as they become due. If the borrower fails to pay interest, our income might be reduced. If the borrower fails to repay principal, the value of that security and the value of the Company might be reduced. Our investments in debt securities are subject to risks of default. We may invest in debt securities made in connection with leveraged buy-out transactions, recapitalizations and other highly leveraged transactions. While our investments in senior loans typically will be secured by collateral, we may have difficulty liquidating the collateral or enforcing our rights under the terms of the senior loans in the event of the borrower’s default. There is no guarantee that the collateral securing a senior loan will be sufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal. In the event that a borrower declares bankruptcy, a court could invalidate our security interest in the loan collateral or subordinate our rights under the senior loan to other creditors of the borrower. Also, we may invest part of our assets in loans and other debt obligations that are not fully secured.

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding fixed-rate debt securities generally fall, and they may sell at a discount from their face amount. We expect that our debt investments will generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates.

Reliance Upon Unaffiliated Co-Lender. In certain circumstances we may co-invest with an unaffiliated lender, who will sometimes be responsible for performing some of the legal due diligence on the borrower and for negotiating some of the terms of the loan agreement that establishes the terms and conditions of the debt investment and the rights of the borrower and the lenders. In such circumstances, although we will perform our own due diligence, we may rely in part on the quality of the due diligence performed by the co-lender and will be bound by the negotiated terms of the loan documentation. There can be no assurance that the unaffiliated co-lender will perform the same level of due diligence as we would perform or that the co-lender will negotiate terms that are consistent with the terms generally negotiated and obtained by us. If the unaffiliated co-lender is acting as collateral agent under the loan documentation and becomes insolvent, the assets securing the debt investment may be determined by a court or regulatory authority to be subject to the claims of the co-lender’s creditors. If that were to occur, we might incur delays and costs in realizing payment on the loan, or we might suffer a loss of principal and/or interest.

Use of Investment Vehicles. In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle (each, an “Investment Vehicle”) are similar to those associated with a direct investment in a portfolio company. While we will analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the Investment Vehicle, the risks outlined below under “—Insolvency Considerations with Respect to Portfolio Companies” will be applicable with equal effect. Additionally, in the case of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the other obligations of the portfolio company).

Insolvency Considerations with Respect to Portfolio Companies. Various laws enacted for the protection of creditors may apply to our debt investments. A bankruptcy proceeding against a borrower could delay or limit our ability to collect the principal and interest payments on that borrower’s debt obligations. In a lawsuit brought by creditors of a borrower, a court or a trustee in bankruptcy could take certain actions that would be adverse to us. For example:

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
•
Although a senior secured position under a senior loan provides some assurance that we would be able to recover some of our investment in the event of a borrower’s default, the collateral might be insufficient to cover the borrower’s debts. A bankruptcy court might find that the collateral securing the senior loan is invalid or require the borrower to use the collateral to pay other outstanding obligations. If the collateral consists of stock of the borrower or its subsidiaries, the stock may lose all of its value in the event of a bankruptcy, which would leave us exposed to greater potential loss.
•
If a borrower defaults on a scheduled interest or principal payment on a debt obligation, we may experience a reduction of our income. In addition, the value of the debt investment would decline, which may, in turn, cause our value to decline.

Lender Liability. In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “Lender Liability”). Generally, Lender Liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Lender Liability claims generally arise in bankruptcy, but can also arise under state law claims. Lender Liability often involves claims of misconduct where a lender (a) intentionally takes an action that exacerbates the insolvency of a borrower or issuer or that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a shareholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer. We could be subject to allegations of Lender Liability because of the nature of certain of our investments. There is also a risk that where Lender Liability is alleged, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “Equitable Subordination”). We do not intend to engage in conduct that would give rise to a claim of Lender Liability or Equitable Subordination. However, as a BDC, we are obligated to offer managerial assistance to each of our portfolio companies. To the extent any of our portfolio companies elect to accept such offer to provide managerial assistance, that level of involvement with a portfolio company could strengthen a Lender Liability claim against us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could arise as a result of any managerial assistance that we provide in order to fulfill our obligations as a BDC. Moreover, because of the nature of our investments, we may not always be the lead creditor, and security or other agents may act on behalf of the investors in a security owned by us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could also arise without our direct managerial or other involvement.

Special Risks of Highly Leveraged or other Risky Portfolio Companies. We can invest up to 100% of our total assets in debt and equity securities of portfolio companies that are highly leveraged and whose debt securities would be considered well below investment grade. We may also invest in obligations of portfolio companies in connection with a restructuring under Chapter 11 of the U.S. Bankruptcy Code (i.e., a debtor in possession financing) if the obligations meet the credit standards of the Adviser. Debtor in possession financings are arranged when an entity seeks the protections of the bankruptcy court under Chapter 11 of the U.S. Bankruptcy Code. These financings allow an entity to continue its business operations while reorganizing under Chapter 11. Such financings are senior liens on unencumbered security (i.e., security not subject to other creditor claims). These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk, and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Similarly, we may also invest in obligations of portfolio companies in connection with rescue situation and Chapter 11 exit financings. Rescue situation financings may avoid a company’s need to resort to bankruptcy and provide the company with working capital it needs to continue uninterrupted operations. Chapter 11 exit financings allow a company to deleverage its balance sheet and to emerge from a Chapter 11 bankruptcy. Lending to highly leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or pay-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

Risk of Bridge Financing. If we make or invest in a bridge loan or interim financing for a portfolio company that intends to refinance all or a portion of that loan, there is a risk that the borrower will be unable to complete such refinancing successfully. Such failure could lead to the portfolio company having to pay interest at increasing rates along with additional fees and expenses, the result of which may reduce the value of the portfolio company.

Risk of Subordinated or Mezzanine Financing. Our investments in subordinated or mezzanine financing will generally be unsecured or, if secured, will be subordinated to the interests of the senior lender in the borrower’s capital structure. In the event of a bankruptcy or insolvency involving the borrower where there are insufficient assets to satisfy the obligations of the borrower to its senior lender, there may be no assets available to meet its obligations to the holders of its subordinated or mezzanine debt, including the Company.

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans, and we may suffer losses on such loans if the borrower is unable to make required payments when due .

Non-U.S. Investment Risk. We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in the 1940 Act and as described under “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets”)). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

Risks of Using Derivative Instruments. We may use derivative financial instruments for hedging or managing the risks associated with the assets we hold. The risks posed by such instruments can be extremely complex and difficult to evaluate, including (i) risks relating to our counterparties in such a transaction; (ii) imperfect correlation between movements in the currency, interest rate or other reference on which the derivative is based and movements in the assets of the underlying portfolio; and (iii) reduced ability to meet short-term obligations because of the percentage of our assets segregated to cover derivative obligations. In addition, by hedging a particular position, any potential gain from an increase in value of such position may be limited.

In October 2020, the SEC adopted a rulemaking regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under the newly adopted rule, BDCs that use derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the adopted rule. Under the new rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Need for Follow-On Investments. We may be called upon to provide follow-on funding or additional loans for, or have the opportunity to increase our investment in, our portfolio companies. There can be no assurance that we will be able to make or arrange for follow-on investments or loans or that we will have sufficient funds to do so. Any decision not to make follow-on investments or loans or the inability to make them may have a substantial negative impact on a portfolio company in need of funds or may diminish our proportionate ownership in such entity and thus our ability to influence the entity’s future conduct. The inability to make follow-on investments or loans may also impede, diminish or reduce the number of attractive investments made available to us.

Inability to Take Advantage of Investment Opportunities with Affiliated Funds or Investors. The 1940 Act limits our ability to engage in transactions with affiliated funds and investors. For example, we are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the Independent Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include co-investments in the same portfolio company, without prior approval of the Independent Directors and, in some cases, of the SEC. Although the Company benefits from exemptive relief obtained from the SEC by the Adviser and other funds advised by the Adviser to engage in certain “joint” transactions, the relief is limited and subject to certain conditions. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or controls us (such as the Adviser) or certain of that person’s affiliates (such as other investment funds managed by the Adviser), or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by the Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. In situations where we cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to us and such other investment funds on an alternating basis. Therefore, there can be no assurance that we will be able to participate in all investment opportunities identified by the Adviser that are suitable for us.

Effect of BDC and RIC Rules on Investment Strategy. Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

RISKS RELATED TO UNITHOLDERS

Effect of Varying Terms of Classes of Units. Although we have no current intention to do so, pursuant to the LLC Agreement, we may issue Preferred Units. If we issue Preferred Units, there can be no assurance that such issuance would result in a higher yield or return to the holders of the Units. The issuance of Preferred Units would likely cause the net asset value of the Units to become more volatile. If the dividend rate on the Preferred Units were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the Units would be reduced. If the dividend rate on the Preferred Units were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of the Units than if we had not issued Preferred Units. Any decline in the net asset value of our investments would be borne entirely by the holders of the Units. Therefore, if the fair value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of the Units than if we were not leveraged through the issuance of Preferred Units.

Rights of Preferred Unitholders. Holders of any Preferred Units that we might issue would have the right, voting separately as a single class, to elect two members of the board at all times. In addition, if dividends for Preferred Units become two full years in arrears, the holders of those Preferred Units would have the right to elect a majority of the board until such arrearage is completely eliminated. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of the Units and Preferred Units, both by the 1940 Act and by the terms of our debt financings (if any), might impair our ability to qualify as a RIC for federal income tax purposes. While we would intend to redeem the Preferred Units to the extent necessary to enable us to distribute our income as required to qualify as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Retention of Proceeds. The Company may retain, in whole or in part, any proceeds attributable to portfolio investments during the Commitment Period and may use the amounts so retained to make new investments (up to the cost of portfolio investments attributable to such proceeds), pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations (including obligations to make indemnification advances and payments), provided, that, after the expiration of the Commitment Period, no part of such retained amounts will be used to make any investment for which the Adviser would not be permitted to draw down Commitments. To the extent such retained amounts are reinvested in investments, a Unitholder will remain subject to investment and other risks associated with such investments.

Obligations of Unitholders Relating to Credit Facilities. Under the Natixis Credit Agreement (as defined herein) we have granted security over and may transfer our right to drawdowns of capital from investors to our lenders or other creditors. Unitholders are required to fund drawdowns up to the amount of their respective Undrawn Commitments if an event of default under a credit facility or any other borrowing agreement occurs in order to repay any indebtedness of the Company or any of its subsidiaries, and the payment by a Unitholder of any such amounts that have become due and payable by the Company out of such Unitholder’s Undrawn Commitment may be a condition to the effectiveness of (i) any transfer, withdrawal, termination or reduction of Commitments of such Unitholder or (ii) such Unitholder’s ability to cease funding its Commitment.

Consequences of Failure to Pay Commitment in Full. If a Unitholder fails to pay any installment of its Commitment, other Unitholders who have an outstanding Commitment may be required to fund their respective Commitments sooner than they otherwise would have absent such a default. In addition, if funding of Commitments by other Unitholders and our borrowings are inadequate to cover defaulted Commitments, we may be unable to pay our obligations when due or be subjected to penalties or may otherwise suffer adverse consequences that could materially adversely affect the returns to the Unitholders (including non-defaulting Unitholders). If a Unitholder defaults, there is no guarantee that we will recover the full amount of the defaulted Commitment, and such defaulting Unitholder may lose all or a portion of its economic interest in us.

No Registration; Limited Transferability of Units. The Units were offered without registration under the Securities Act or any other laws of applicable jurisdictions. All dispositions and transfers of the Units shall be made pursuant to an effective registration statement or in accordance with an exemption from registration contained in the Securities Act. Unitholders will not be permitted to transfer their Units unless (i) we and, if required by our lending arrangements, our lenders give consent and (ii) the Transfer is made in accordance with applicable securities laws. Furthermore, the transferability of the Units may be subject to certain restrictions contained in the Subscription Agreement and the LLC Agreement and may be affected by restrictions on resale imposed under U.S. federal, U.S. state or another jurisdiction’s securities laws. A public market does not currently exist for the Units and one is not expected to develop. Withdrawal from an investment in the Units will not generally be permitted. In light of the restrictions imposed on any such transfer and in light of the limitations imposed on a Unitholder’s ability to withdraw all or part of its investment in Units, an investment in the Units should be viewed as illiquid and subject to high risk.

Withholding Risk for Foreign Investors. U.S. withholding tax rules require 30% withholding on distributions to Non-U.S. Holders unless there is certainty that such distributions are not subject to such withholding. The Company may make distributions at times of the year when there is uncertainty as to whether the amounts distributed are subject to such withholding. Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent) and Non-U.S. Holders may be required to file a return with the Internal Revenue Service in order to receive a refund of such overwithheld amounts. Non-U.S. Holders should see the discussion under the heading “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

Tax Risks. Tax consequences to Unitholders from an investment in the Units are complex. Potential Unitholders are strongly urged to review the discussion in “Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

GENERAL RISK FACTORS

Political, Social and Economic Uncertainty Risk. Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, there is an outbreak of a highly contagious form of a novel coronavirus known as “COVID-19,” which the World Health Organization has declared a global pandemic. In December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. The United States declared a national emergency, and for the first time in its history, every state in the United States was under a federal disaster declaration. Many states issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. While countries have relaxed their public health restrictions relative to those imposed during the spring and summer of 2020, they have been forced to re-introduce such restrictions and business shutdowns at various points in time due to surges in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of March 2021, travelers from certain countries were not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech, Moderna, and Johnson & Johnson for emergency use starting in December 2020, it is anticipated that a majority of adults will be vaccinated by the summer of 2021 nationwide, though it remains unclear how quickly the vaccines will be distributed globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession.

We will also be negatively affected if the operations and effectiveness of us or a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Changes to U.S. Tariff and Import/Export Regulations. There has been ongoing discussion and commentary regarding potential, significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Changes in Applicable Law. We must comply with various legal requirements, including requirements imposed by United States and non-U.S. anti-money laundering laws, securities laws, commodities laws, tax laws and pension laws. Should any of those laws change over the life of the Company, the legal requirements to which we and the Adviser may be subject could differ materially from current requirements. In addition, if a Unitholder fails to comply with applicable anti-money laundering laws and similar laws, the Company may mandatorily repurchase such Unitholder’s Units.

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

Dependence on Information Systems and Systems Failures. Our business is highly dependent on the communications and information systems of the Adviser, its affiliates and third parties. Further, in the ordinary course of our business we or the Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics or other serious public health events, such as the recent global outbreak of COVID-19;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results.

Cybersecurity Risks and Cyber Incidents. We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions. Our business depends on the communications and information systems of our Adviser and its affiliates. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). Cyber hacking could also cause significant disruption and harm to the companies in which we invest. The U.S. government has issued warnings that certain essential assets, specifically those related to energy and infrastructure, including exploration and production facilities, pipelines and transmission and distribution facilities, might be specific targets of terrorist activity. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our unitholders. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers.

We and many of our third-party service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). In response to the COVID-19 pandemic, our Adviser has instituted a work from home policy until it is deemed safe to return to the office. Such a policy of an extended period of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our principal executive office at 200 Clarendon Street, 51st Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

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

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

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

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team” fka the “Private Credit Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, from time to time we made, and currently have, investments that contain such features, usually due to certain circumstances involving debt restructurings or work-outs of current investments.

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

Investment Activity

As of December 31, 2021, our portfolio consisted of debt and equity investments in eight and seven portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of December 31, 2021, our portfolio was comprised of 69.0% debt investments which were primarily senior secured, first lien term loans and 31.0% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2021, representing 16.3% and 19.2% of our portfolio’s fair value and cost, respectively.

Based on fair values as of December 31, 2020, our portfolio consisted of debt and equity investments in eleven and eight portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 73.8% debt investments which were primarily senior secured, first lien term loans and 26.2% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2020, representing 12.7% and 20.1% of our portfolio’s fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2021:

Industry	Percent of Total Investments
Metals & Mining	26%
Investment Funds & Vehicles	18%
Industrial Conglomerates	14%
Pharmaceuticals	10%
Diversified Consumer Services	10%
Household Durables	7%
Hotels, Restaurants & Leisure	7%
Distributors	5%
Technologies Hardware, Storage and Peripherals	2%
Diversified Financial Services	1%
Total	100%

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development corporation to determine if any of our controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2) whereas Rule 4-08(g) only requires summarized financial information in an annual/quarterly report if the thresholds are exceeded.

Our investment in TCW Strategic Ventures as of December 31, 2021 exceeded the threshold in at least one of the Rule 3-09 tests. Accordingly, we are attaching the audited financial statements of TCW Strategic Ventures to this Form 10-K. Further, our investment in Pace Industries, Inc., exceed the threshold in at least one of the Rule 4-08(g) tests. Included below are the summarized financial information for Pace Industries, Inc., (dollar amounts in thousands):

	As of December 31,
	2021	2020
Selected Balance Sheet Information
Total assets	$417,977	$404,092
Total liabilities	459,818	419,417
Equity	(41,841)	(15,325)

	For the Twelve Months Ended December 31,	For the Seven Months Ended December 31,
	2021	2020
Selected Income Statement Information
Total revenue	$579,995	$286,440
Net loss	(25,788)	(39,332)

Results of Operations

Our operating results for the years ended December 31, 2021, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Total investment income	$47,832	$102,407	$177,158
Total expenses	12,129	21,946	29,350
Net investment income	35,703	80,461	147,808
Net realized loss on investments	(51,828)	(3,492)	(13,164)
Net change in unrealized appreciation/depreciation on investments	120,141	(71,289)	(49,792)
Net realized gain on short-term investments	13	17	—
Net realized gain distributions from controlled affiliated investments	—	—	4,833
Net increase in Members’ Capital from operations	$104,029	$5,697	$89,685

Total investment income

Total investment income for the years ended December 31, 2021, 2020 and 2019 was $47.8 million, $102.4 million and $177.2 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Interest income	$25,045	$47,102	$91,138
Interest income paid-in-kind	15,362	32,912	17,075
Dividend income	7,200	22,217	68,305
Other fee income	225	176	640
Total investment income	$47,832	$102,407	$177,158

The decrease in total investment income during the years ended December 31, 2021 and 2020 compared to the years ended December 31, 2020 and 2019, respectively, was primarily due to lower total interest income and interest income paid-in-kind from our debt investments driven by the decrease in the size of our debt portfolio, as well as lower dividend income from TCW Strategic Ventures.

Net investment income

Our net investment income for the years ended December 31, 2021, 2020 and 2019 was $35.7 million, $80.5 million and $147.8 million, respectively.

The decrease in net investment income during the years ended December 31, 2021 and 2020 compared to the years ended December 31, 2020 and 2019, respectively, was primarily due to lower total investment income partially offset by lower total expenses. The decrease in total expenses was primarily attributable to lower interest and credit facility expenses, and lower management fees. The decrease in interest and credit facility expenses is commensurate with our lower average debt outstanding balance during the years ended December 31, 2021 and 2020 compared to the years ended December 31, 2020 and 2019, respectively. The decrease in management fees during the current year is commensurate with the overall decrease in the size of our portfolio during the years ended December 31, 2021 and 2020 compared to the years ended December 31, 2020 and 2019, respectively.

Total expenses for the years ended December 31, 2021, 2020 and 2019 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Expenses
Management fees	$5,293	$7,511	$8,605
Interest and credit facility expenses	4,777	11,863	18,146
Administrative fees	766	942	1,047
Professional fees	610	931	1,019
Directors’ fees	320	320	336
Other expenses	363	379	197
Total expenses	$12,129	$21,946	$29,350

Our total expenses were $12.1 million, $21.9 million and $29.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our operating expenses included management fees attributed to the Adviser of $5.3 million, $7.5 million and $8.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As previously described, the decrease in total expenses during the years ended December 31, 2021 and 2020 compared to the years ended December 31, 2020 and 2019, respectively, was primarily attributable to lower interest and credit facility expenses, and lower management fees. The decrease in interest and credit facility expenses is commensurate with our lower average debt outstanding balance during the years ended December 31, 2021 and 2020 compared to the years ended December 31, 2020 and 2019, respectively. The decrease in management fees during the current year is commensurate with the overall decrease in the size of our portfolio during the years ended December 31, 2021 and 2020 compared to the years ended December 31, 2020 and 2019, respectively.

Net realized loss on investments

Our net realized loss on investments for the years ended December 31, 2021, 2020 and 2019 was ($51.8) million, ($3.5) million and ($13.2) million, respectively.

Our net realized loss on investments during the year ended December 31, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Carrier & Technology Holdings, LLC	Term Loan	$(41,407)	*
Guardia LLC	Term Loan	(10,057)	*
Guardia LLC	Revolver	(7,362)	*
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Warrants	(1,380)
Frontier Spinning Mills, Inc.	Term Loan	3,450	*
Quantum Corporation	Common Stock	4,414
All others	Various	514
Net Realized Loss		$(51,828)

* Includes reversals of previously recognized unrealized appreciation.

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

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation on investments for the years ended December 31, 2021, 2020 and 2019 was $120.1 million, ($71.3) million and ($49.8) million, respectively.

Our net change in unrealized appreciation/depreciation for the year ended December 31, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Carrier & Technology Holdings, LLC	Term Loan	$42,546	*
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Class A Units	15,726
TCW Direct Lending Strategic Ventures LLC	Preferred membership Interests	13,125
OTG Management, LLC	Term Loans	15,193
Guardia LLC	Term Loan	9,388	*
School Specialty, Inc.	Preferred Stock	7,708
Pace Industries, Inc.	Term Loan	7,285
Cedar Ultimate Parent, LLC	Class A Preferred Units	6,658
Guardia LLC	Revolver	4,825	*
RT Holdings Parent, LLC	Warrants	3,477
Noramco, LLC	Term Loan	2,858
Cedar Ultimate Parent, LLC	Class D Preferred Units	2,262
Quantum Corporation	Common Stock	(3,275)	*
Retail & Animal Intermediate, LLC (fka ASC Acquisition Holdings, LLC)	Subordinated Loan	(5,095)
H-D Advanced Manufacturing Company	Term Loan	(6,580)
All others	Various	4,040
Net change in unrealized appreciation/depreciation		$120,141

* Includes reversals of previously recognized unrealized appreciation/depreciation.

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

Net realized gain on short-term investments

During the years ended December 31, 2021 and 2020 we earned $13 thousand and $17 thousand, respectively, in realized gains from our short-term investments in government treasuries. We did not invest in short-term investments during the year ended December 31, 2019.

Net realized gain distributions from controlled affiliated investments

Our net realized gain distributions from controlled affiliated investments for the years ended December 31, 2021, 2020 and 2019 was $0, $0 and $4.8 million, respectively. The net realized gains during the year ended December 31, 2019 reflect distributions from TCW Strategic Ventures during the respective periods from its net short- and long-term gains.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2021, 2020 and 2019 was $104.0 million, $5.7 million and $89.7 million, respectively.

The relative increase during the year ended December 31, 2021 is primarily due to the higher net unrealized appreciation on investments, partially offset by lower net investment income and higher net realized loss on investments.

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

As of December 31, 2021, 2020 and 2019, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	December 31,
	2021	2020	2019
Commitments	$2,013,470	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%	79.7%
Units	20,134,698	20,134,698	20,134,698

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

On April 10, 2017, we entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate calculated in a customary manner plus 2.35%, (b) commercial paper rate plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2021, we were in compliance with such covenants.

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

A summary of our contractual payment obligations as of December 31, 2021 and 2020 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – December 31, 2021	$177,000	$115,250	$61,750
Total Debt Obligations – December 31, 2020	$177,000	$115,250	$61,750

1.
The amount available considers any limitations related to the debt facility borrowing.

The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2021 and 2020, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2021 and 2020, $0.5 million and $1.2 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2021, 2020 and 2019 was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Credit facility interest expense	$2,842	$9,162	$15,036
Undrawn commitment fees	250	1,162	438
Administrative fees	65	65	65
Amortization of deferred financing costs	1,620	1,474	2,607
Total	$4,777	$11,863	$18,146
Weighted average interest rate	2.43%	3.57%	4.61%
Average outstanding balance	$115,250	$252,629	$321,518

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

We had the following unfunded commitments and unrealized losses by investment as of December 31, 2021 and 2020 (dollar amounts in thousands):

		December 31, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$190	$138	$1,769	$713
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	6,824	—	—	—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	March 2021	—	—	4,941	—
Total		$7,014	$138	$6,710	$713

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2021 and 2020, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2021, 97.7% of our debt investments bore interest based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to nine months. At December 31, 2021, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 97.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor. 1

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our December 31, 2021 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$8,996	$3,506	$5,490
Up 200 basis points	4,295	2,337	1,958
Up 100 basis points	427	1,169	(742)
Down 100 basis points	—	(118)	118

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2021, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

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

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the fiscal year ended December 31, 2021

* Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 29, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director
(Principal Executive Officer)

Date: March 29, 2022	By:	/s/ Laird R. Landmann
Laird. R Landmann
Director

Date: March 29, 2022	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 29, 2022	By:	/s/ William Cobb
William Cobb
Director

Date: March 29, 2022	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: March 29, 2022	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending LLC

REPORT OF INDEPENDENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in members’ capital and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $397,379,938 as of December 31, 2021.

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

March 29, 2022

We have served as the Company’s auditor since 2014.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	ASC Acquisition Holdings, LLC(3)	08/14/20	Term Loan - 9.50% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	5.7%	$22,248,202	08/14/25	$22,248,202	$22,248,202
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00% Fixed Coupon, all PIK)	1.1%	26,883,346	11/14/25	23,151,200	4,247,569
				6.8%	49,131,548		45,399,402	26,495,771
Diversified Consumer Services
	School Specialty, Inc.(4)	09/15/20	Term Loan - 9.25% (LIBOR + 8.00%, 1.25% Floor)	9.1%	35,532,774	09/15/25	35,358,570	35,532,774
				9.1%	35,532,774		35,358,570	35,532,774
Diversified Financial Services
	Guardia LLC (2) (3)	07/02/18	Revolver - 8.75% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.7%	10,321,164	07/02/23	2,441,944	2,807,357
				0.7%	10,321,164		2,441,944	2,807,357
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 13.25% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	2.2%	8,635,037	02/24/25	8,635,037	8,635,037
				2.2%	8,635,037		8,635,037	8,635,037
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 9.50% (LIBOR + 8.00%, 1.50% Floor)	3.9%	15,126,452	12/18/23	15,125,064	15,126,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00% Fixed Coupon, all PIK)	1.0%	3,710,871	12/18/23	3,710,871	3,710,871
				4.9%	18,837,323		18,835,935	18,837,323
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, all PIK)	18.3%	113,536,293	01/01/23	113,435,148	71,300,792
				18.3%	113,536,293		113,435,148	71,300,792
Metals & Mining
	Pace Industries, Inc.(2) 4)	06/01/20	HoldCo Term Loan - 3.50% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	18.9%	85,601,791	06/01/40	78,137,870	73,617,540
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	13.9%	53,963,182	06/01/25	53,933,292	53,963,182
				32.8%	139,564,973		132,071,162	127,580,722
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 9.38% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	13.0%	50,401,023	12/31/23	50,280,078	50,552,226
				13.0%	50,401,023		50,280,078	50,552,226
	Total Debt Investments			87.8%			406,457,276	341,742,002

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Animal Supply Holdings LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%	224,156	1,572,727	—
Diversified Consumer Services
	School Specialty, Inc.(2)(4)(6)(8)	Class A Preferred Stock	3.1%	806,264	8,062,637	12,093,956
	School Specialty, Inc.(2)(4)(6)(8)	Class B Preferred Stock	0.2%	359,474	356,635	690,190
	School Specialty, Inc.(2)(4)(6)(8)	Common Stock	0.0%	80,700	53,889	—
			3.3%	1,246,438	8,473,161	12,784,146
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	5.4%	5,475,885	5,133,708	20,859,289
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.9%	912,647	—	3,476,546
			6.3%	6,388,532	5,133,708	24,335,835
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	4.2%	9,297,990	9,187,902	16,255,955
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.6%	2,900,000	—	2,262,000
			4.8%	12,497,990	9,187,902	18,517,955
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	22.6%	101,520	101,520,000	88,334,811
			22.6%	102,320	101,520,000	88,334,811
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	917,418	2,110,522	—
			0.0%	917,418	2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	2.5%	1,766,327	6,481,787	9,750,125
			2.5%	1,766,327	6,481,787	9,750,125
	Total Equity Investments		39.5%		134,479,807	153,722,872
	Total Debt & Equity Investments(9)		127.3%		540,937,083	495,464,874
	Short-term Investments
	U.S. Treasury Bill, Yield 0.09%		141.3%	550,000,000	549,929,721	549,929,721
	Total Short-term Investments		141.3%	550,000,000	549,929,721	549,929,721
	Total Investments (268.5%)				$1,090,866,804	$1,045,394,595
	Net unrealized depreciation on unfunded commitments (0.0%)					(138,337)
	Liabilities in Excess of Other Assets (-168.5%)					(655,951,784)
	Net Assets (100.0%)					$389,304,474

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.
(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and 2021 along with transactions during the year ended December 31, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2021	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings LLC Term Loan - 9.50%	20,398,360	2,046,507	(196,665)	—	—	22,248,202	2,265,018
Carrier & Technology, LLC Common Stock	—	—	—	—	—	—	—
Carrier & Technology Holdings, LLC Term Loan—11.75%	—	231,174	(1,369,948)	(41,407,285)	42,546,059	—	231,174
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	5,782,424	133,991	—	(7,361,653)	4,252,595	2,807,357	68,403
Guardia LLC (fka Carrier & Technology Solutions, LLC) Term loan—8.75%	—	669,510	—	(10,057,378)	9,387,868	—	421,861
Retail and Animal Intermediate Subordinated Loan - 7.00%	9,617,957	—	(275,366)	—	(5,095,022)	4,247,569	(267,358)
Total Non-Controlled Affiliated Investments	$35,798,741	$3,081,182	$(1,841,979)	$(58,826,316)	$51,091,500	$29,303,128	$2,719,098

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and 2021 along with transactions during the year ended December 31, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2021	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,177,284	$533,587	$—	$—	$—	$3,710,871	$550,844
Cedar Electronics Holdings, Corp Term Loan - 9.50%	20,795,847	1,560	(5,669,395)	—	(1,560)	15,126,452	2,008,188
Cedar Ultimate Parent, LLC Class A Preferred Unit	9,598,036		—	—	6,657,919	16,255,955	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	2,262,000	2,262,000	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	66,352,141	—	(19,165)	—	7,284,564	73,617,540	39,519
Pace Industries, Inc. Term Loan - 9.75%	52,749,501	1,222,430	—	—	(8,749)	53,963,182	5,515,898
RT Holdings Parent, LLC Class A Unit	—	5,133,708	—	—	15,725,581	20,859,289	—
RT Holdings Parent, LLC Warrant	—	—	—	—	3,476,546	3,476,546	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	—	15,211,786	(6,576,749)	—	—	8,635,037	1,519,814
School Specialty, Inc. Common Stock	—	—	—	—	—	—	—
School Specialty, Inc. Preferred Stock A	4,386,075	—	—	—	7,707,881	12,093,956	—
School Specialty, Inc. Preferred Stock B	—	—	—	—	690,190	690,190	—
School Specialty, Inc. Term Loan - 9.25%	34,562,488	1,054,673	(37,116)	—	(47,271)	35,532,774	3,459,729
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	138,889,888	—	(63,680,000)	—	13,124,923	88,334,811	7,200,000
Total Controlled Affiliated Investments	$330,511,260	$23,157,744	$(75,982,425)	$—	$56,872,023	$334,558,602	$20,293,992

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
(7)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2021, $88,334,811 or 8.4% of the Company’s total assets were represented by “non-qualifying assets.”
(8)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2021, the aggregate fair value of these securities was $55,637,936, or 5.3% of the Company’s total assets.
(9)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of December 31, 2021. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $23,027,564 and $241,550,432, respectively, for the period ended December 31, 2021. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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
(2)
Non-income producing.
(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2019 and 2020 along with transactions during the year ended December 31, 2020 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2019	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2020	Interest/ Dividend/ Other income
Animal Supply Holdings, LLC Class A Common	$—	$1,572,727	$—	$(708,537)	$(864,190)	$—	$15,767
ASC Acquisition Holdings, LLC Term Loan—7.00%	—	23,426,565	—	—	(13,808,608)	9,617,957	873,444
ASC Acquisition Holdings, LLC Term Loan—9.50%	—	20,398,360	—	—	—	20,398,360	1,503,104
ASC Acquisition Holdings, LLC Term Loan—11.80%	16,973,303	12,091,695	(34,771,688)	—	5,706,690	—	3,053,968
Carrier & Technology Holdings, LLC Term Loan—11.75%	—	—	—	—	—	—	(417,901)
Carrier & Technology Holdings, LLC Common Stock	—	—	—	—	—	—	—
Guardia LLC (fka Carrier & Technology Solutions, LLC) Revolver—8.75%	8,494,311	(469,870)	1,645,164	—	(3,887,181)	5,782,424	1,649,576
Guardia LLC (fka Carrier & Technology Solutions, LLC) Term loan—8.75%	7,740,609	552,378	(2,819,690)	—	(5,473,297)	—	999,895
Quantum Corporation Common Stock	19,814,479	—	—	—	(3,471,533)	16,342,946	—
Total Non-Controlled Affiliated Investments	$53,022,702	$57,571,855	$(35,946,214)	$(708,537)	$(21,798,119)	$52,141,687	$7,677,853

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(c)

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2020

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2019 and 2020 along with transactions during the year ended December 31, 2020 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2019	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2020	Interest/ Dividend/ Other income
Cedar Electronics Holdings, Corp. Incremental Term Loan—15.00%	$2,738,388	$438,897	$—	$—	$(1)	$3,177,284	$885,745
Cedar Electronics Holdings, Corp. Term Loan—9.50%	19,817,479	1,019,695	—	—	(41,327)	20,795,847	2,898,179
Cedar Ultimate Parent LLC Class A Preferred Units	1,640,937	—	—	—	7,957,099	9,598,036	—
Cedar Ultimate Parent LLC Class D Preferred Units	—	—	—	—	—	—	—
Cedar Ultimate Parent LLC Class E Common Units	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	2,110,522	—	—	(2,110,522)	—	—
Pace Industries, Inc. First Lien Term Loan—12.70%	87,910,865	18,431,418	(110,306,182)	—	3,963,899	—	8,786,785
Pace Industries, Inc. HoldCo Term Loan—3.50%	—	110,746,735	(32,589,701)	—	(11,804,893)	66,352,141	19,164
Pace Industries, Inc. Opco Term Loan—9.75%	—	52,710,862	—	—	38,639	52,749,501	3,344,140
School Specialty, Inc. Class A Preferred Stock	—	8,062,637	—	—	(3,676,562)	4,386,075	—
School Specialty, Inc. Class B Preferred Stock	—	356,635	—	—	(356,635)	—	—
School Specialty, Inc. Common Stock	—	59,124	—	(5,235)	(53,889)	—	—
School Specialty, Inc. Delayed Draw Term Loan—16.75%	3,768,338	4,400,424	(8,396,541)	—	227,779	—	718,873
School Specialty, Inc. Term Loan—9.25%	—	34,341,012	—	—	221,476	34,562,488	961,647
School Specialty, Inc. Term Loan A—16.75%	28,294,179	11,202,554	(38,039,495)	(2,866,190)	1,408,952	—	5,843,440
School Specialty, Inc. Warrant	124,508	—	—	(124,655)	147	—	—
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	195,726,195	—	(46,000,000)	(3)	(10,836,304)	138,889,888	22,000,000
Total Controlled Affiliated Investments	$340,020,889	$243,880,515	$(235,331,919)	$(2,996,083)	$(15,062,142)	$330,511,260	$45,457,973

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2021

	As of December 31,
	2021	2020
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $170,197 and $319,356, respectively)	$131,603	$262,616
Non-controlled affiliated investments (amortized cost of $49,414 and $116,801, respectively)	29,303	52,142
Controlled affiliated investments (amortized cost of $321,326 and $374,150, respectively)	334,559	330,511
Cash and cash equivalents	8,532	34,802
Short-term investments	549,930	599,748
Interest receivable	1,608	5,360
Deferred financing costs	498	1,235
Prepaid and other assets	73	82
Total Assets	$1,056,106	$1,286,496
Liabilities
Payable for short-term investments purchased	$549,930	$599,748
Credit facility payable	115,250	115,250
Management fees payable	1,055	1,698
Interest and credit facility expense payable	267	457
Unrealized depreciation on unfunded commitments	138	713
Other accrued expenses and other liabilities	162	355
Total Liabilities	$666,802	$718,221
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(1,099,503)	(854,503)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,901)	(13,733)
Common Unitholders’ capital	490,088	735,256
Accumulated loss	(100,784)	(166,981)
Total Members’ Capital	$389,304	$568,275
Total Liabilities and Members’ Capital	$1,056,106	$1,286,496
Net Asset Value Per Unit (accrual base) (Note 9)	$39.65	$48.54

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2021

	For the Year Ended December 31,
	2021	2020	2019
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$14,802	$31,641	$89,223
Interest income paid-in-kind	9,919	17,323	9,448
Dividend income	—	217	178
Other fee income	98	90	640
Non-controlled affiliated investments:
Interest income	579	3,946	83
Interest income paid-in-kind	2,117	3,716	6,671
Other fee income	23	16	—
Controlled affiliated investments:
Interest income	9,664	11,515	1,832
Interest income paid-in-kind	3,326	11,873	956
Dividend income	7,200	22,000	68,127
Other fee income	104	70	—
Total investment income	47,832	102,407	177,158
Expenses
Management fees	5,293	7,511	8,605
Interest and credit facility expenses	4,777	11,863	18,146
Administrative fees	766	942	1,047
Professional fees	610	931	1,019
Directors’ fees	320	320	336
Other expenses	363	379	197
Total expenses	12,129	21,946	29,350
Net investment income	$35,703	$80,461	$147,808
Net realized and unrealized gain (loss) on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	$6,998	$213	$(17,109)
Non-controlled affiliated investments	(58,826)	(709)	3,945
Controlled affiliated investments	—	(2,996)	—
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	12,177	(34,429)	1,127
Non-controlled affiliated investments	51,092	(21,798)	(13,413)
Controlled affiliated investments	56,872	(15,062)	(37,506)
Net realized gain on short-term investments	13	17	—
Net realized gain distributions from controlled affiliated investments	—	—	4,833
Net realized and unrealized gain (loss) on investments	$68,326	$(74,764)	$(58,123)
Net increase (decrease) in Members’ Capital from operations	$104,029	$5,697	$89,685
Basic and diluted:
Income per unit	$5.17	$0.28	$4.45

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

December 31, 2021

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2018	$979,882	$(66,339)	$913,543
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	147,808	147,808
Net realized loss on investments	—	(8,331)	(8,331)
Net change in unrealized appreciation/depreciation on investments	—	(49,792)	(49,792)
Distributions to Members from:
Distributable earnings	—	(124,880)	(124,880)
Return of capital	(4,120)	—	(4,120)
Total Decrease in Members’ Capital for the year ended December 31, 2019	(4,120)	(35,195)	(39,315)
Tax reclassification of Members' Capital	(4,115)	4,115	-
Members’ Capital at December 31, 2019	$971,647	$(97,419)	$874,228
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	80,461	80,461
Net realized loss on investments	—	(3,475)	(3,475)
Net change in unrealized appreciation/depreciation on investments	—	(71,289)	(71,289)
Distributions to Members from:
Distributable earnings	—	(75,397)	(75,397)
Return of capital	(236,253)	—	(236,253)
Total Decrease in Members’ Capital for the year ended December 31, 2020	(236,253)	(69,700)	(305,953)
Tax reclassification of Members' Capital	(138)	138	-
Members’ Capital at December 31, 2020	$735,256	$(166,981)	$568,275
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	35,703	35,703
Net realized loss on investments	—	(51,815)	(51,815)
Net change in unrealized appreciation/depreciation on investments	—	120,141	120,141
Distributions to Members from:
Distributable earnings	—	(38,000)	(38,000)
Return of capital	(245,000)	—	(245,000)
Total (Decrease) Increase in Members’ Capital for the year ended December 31, 2021	(245,000)	66,029	(178,971)
Tax reclassification of Members' Capital	(168)	168	—
Members’ Capital at December 31, 2021	$490,088	$(100,784)	$389,304

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2021

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$104,029	$5,697	$89,685
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(7,665)	(120,726)	(54,791)
Purchases of short-term investments	(549,930)	(599,748)	—
Interest income paid in-kind	(15,362)	(32,912)	(17,074)
Proceeds from sales and paydowns of investments	241,550	416,888	162,496
Proceeds from sales of short-term investments	599,748	—	—
Net realized loss on investments	51,828	3,492	13,164
Change in net unrealized appreciation/depreciation on investments	(120,141)	71,289	49,792
Amortization of premium and accretion of discount, net	(981)	(4,009)	(6,125)
Amortization of deferred financing costs	1,620	1,474	2,607
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	3,752	2,067	(1,208)
(Increase) decrease in receivable from Adviser	—	—	263
(Increase) decrease in prepaid and other assets	9	(1)	4
Increase (decrease) in payable for short-term investments purchased	(49,818)	599,748	—
Increase (decrease) in interest and credit facility expense payable	(190)	346	(40)
Increase (decrease) in management fees payable	(643)	(396)	(410)
Increase (decrease) in other accrued expenses and liabilities	(193)	(417)	191
Net cash provided by operating activities	$257,613	$342,792	$238,554
Cash Flows from Financing Activities
Return of capital	$(245,000)	$(236,253)	$(4,120)
Distributions to Members	(38,000)	(75,397)	(124,880)
Deferred financing costs paid	(883)	(1,999)	(57)
Proceeds from credit facility	—	353,000	215,000
Repayments of credit facility	—	(601,815)	(215,935)
Net cash used in financing activities	$(283,883)	$(562,464)	$(129,992)
Net decrease in cash and cash equivalents	$(26,270)	$(219,672)	$108,562
Cash and cash equivalents, beginning of period	$34,802	$254,474	$145,912
Cash and cash equivalents, end of period	$8,532	$34,802	$254,474
Supplemental and non-cash financing activities
Interest expense paid	$2,985	$8,857	$15,403

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2021

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

(Dollar amounts in thousands, except unit data)

December 31, 2021

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2021, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2021 was $100,875.

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

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized as interest income in the period in which it was earned. Income received in exchange for the provision of services such as administration and managerial services are recognized as other fee income in the period in which it was earned.

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

(Dollar amounts in thousands, except unit data)

December 31, 2021

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2021, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2021, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In January 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-01, Reference Rate Reform (Topic 848) ("ASU 2021-01"). ASU 2021-01 is an update of ASU 2020-04 (as defined below), which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of LIBOR; regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and its impact on the Portfolio’s financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provides optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the London Interbank Offered Rate (“LIBOR”) and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

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

(Dollar amounts in thousands, except unit data)

December 31, 2021

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2021:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$341,742	$—	$341,742
Equity	9,750	—	55,638	—	65,388
Investment Funds & Vehicles (1)	—	—	—	88,335	88,335
Short- term investments	549,930	—	—	—	549,930
Total	$559,680	$—	$397,380	$88,335	$1,045,395

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the years ended December 31, 2021 and 2020:

	Debt	Equity	Total
Balance, January 1, 2021	$476,052	$13,984	$490,036
Purchases, including payments received in-kind	30,403	5,117	35,520
Sales and paydowns of investments	(182,632)	—	(182,632)
Amortization of premium and accretion of discount, net	981	—	981
Net realized losses	(54,878)	(1,363)	(56,241)
Net change in unrealized appreciation/depreciation	71,816	37,900	109,716
Balance, December 31, 2021	$341,742	$55,638	$397,380
Change in net unrealized appreciation/depreciation in investments held as of December 31, 2021	$2,662	$36,520	$39,182

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2020	$752,242	$10,822	$763,064
Purchases, including payments received in-kind	363,754	12,162	375,916
Sales and paydowns of investments	(585,744)	(7,422)	(593,166)
Amortization of premium and accretion of discount, net	4,009	—	4,009
Net realized losses	(742)	(2,750)	(3,492)
Net change in unrealized appreciation/depreciation	(57,467)	1,172	(56,295)
Balance, December 31, 2020	$476,052	$13,984	$490,036
Change in net unrealized appreciation/depreciation in investments held as of December 31, 2020	$(63,674)	$4,281	$(59,393)

The Company did not have any transfers between levels during the years ended December 31, 2021 and 2020.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2021.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$50,552	Income Method	Discount Rate	8.9% to 10.7%	9.8%	Decrease
Debt	$181,951	Market Method	EBITDA Multiple	5.9x to 8.1x	N/A	Increase
Debt	$71,301	Market Method	Revenue Multiple	1.1x to 1.3x	N/A	Increase
Debt	$2,807	Market Method	Indicative Bid	25.8% to 28.7%	N/A	Increase
Debt	$35,131	Market Method	EBITDA Multiple	3.0x to 9.8x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase
Equity	$31,302	Market Method	EBITDA Multiple	5.9x to 8.1x	N/A	Increase
Equity	$24,336	Market Method	EBITDA Multiple	3.0x to 9.8x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

3. Investment Valuations and Fair Value Measurements (Continued)

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

Management Fee: Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser will manage the Company’s day-to-day operations and provide investment advisory services to the Company. The Company will pay to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the Closing Period, and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period will be calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually funded. The actual payment of the Management Fee with respect to the Closing Period will not be made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company will begin on the initial closing date and end on the earlier of (a) three years from the initial closing date and (b) the date on which the undrawn Commitment of each Common Unit has been reduced to

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

4. Agreements and Related Party Transactions (Continued)

zero. While the Management Fee will accrue from the initial closing date, the Adviser intends to defer payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by the Company’s investments.

For the years ended December 31, 2021, 2020 and 2019, Management Fees incurred amounted to $5,293, $7,511 and $8,605, respectively, of which $1,055, $1,698 and $2,094 remained payable at December 31, 2021, 2020 and 2019, respectively.

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

No Incentive Fees were incurred during years ended December 31, 2021, 2020 and 2019.

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

The Company, and indirectly the Unitholders, will bear (including by reimbursing the Adviser or Administrator) all other costs and expenses of its operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of the Company’s counsel and accounting fees. However, the Company will not bear (a) more than an amount equal to 10 basis points of the aggregate capital commitments of the Company for organization and offering expenses in connection with the offering of Common Units through the Closing Period and

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

4. Agreements and Related Party Transactions (Continued)

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

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$190	$138	$1,769	$713
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	6,824	—	—	—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	March 2021	—	—	4,941	—
Total		$7,014	$138	$6,710	$713

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2021 and 2020, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2021, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

6. Members’ Capital

During the years ended December 31, 2021, 2020 and 2019, the Company did not sell or issue any Common Units. The activity for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Units at beginning of year	20,134,698	20,134,698	20,134,698
Units issued and committed at end of year	20,134,698	20,134,698	20,134,698

For the years ended December 31, 2021, 2020 and 2019, the Company processed $0 deemed distributions and re-contributions.

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

Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2021, the Company was in compliance with such covenants.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

7. Credit Facility (Continued)

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

As of December 31, 2021 and 2020, the Available Commitment under the Amended Credit Agreement was $61,750.

As of December 31, 2021 and 2020, the amounts outstanding under the Credit Facility were $115,250. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2021 and 2020, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 in connection with the April 6, 2021 Third Amended Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2021 and 2020, $498 and $1,235, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Credit facility interest expense	$2,842	$9,162	$15,036
Undrawn commitment fees	250	1,162	438
Administrative fees	65	65	65
Amortization of deferred financing costs	1,620	1,474	2,607
Total	$4,777	$11,863	$18,146
Weighted average interest rate	2.43%	3.57%	4.61%
Average outstanding balance	$115,250	$252,629	$321,518

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

8. Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act and has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. Federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its common unitholders as dividends. The Company elected to be taxed as a RIC in 2015. The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reversed and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

8. Income Taxes (Continued)

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

As of December 31, 2021, 2020 and 2019, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Cost of investments for federal income tax purposes	$1,088,923	$1,410,101	$1,136,131
Unrealized appreciation	$37,008	$7,397	$78
Unrealized depreciation	$(80,537)	$(145,449)	$(87,789)
Net unrealized appreciation (depreciation) on investments	$(43,529)	$(138,052)	$(87,711)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2021, 2020 and 2019. These differences result primarily from net operating losses, differences in accounting for partnership interests, and amendment fees reclassified as capital gains.

	For the Year Ended December 31,
	2021	2020	2019
Common Unitholders tax reclassification	$(168)	$(137)	$(4,115)
Undistributed net investment (loss) income	$2,341	$(4,484)	$(23,085)
Accumulated net realized gain (loss)	$(2,173)	$4,621	$27,200

The tax character of shareholder distributions attributable to the years ended December 31, 2021, 2020 and 2019 was as follows:

	For the Year Ended December 31,
	2021	2020	2019
Ordinary income	$38,000	$75,397	$124,880
Return of capital	$245,000	$236,253	$4,120

The tax components of distributable earnings on a tax basis for years ended December 31, 2021, 2020 and 2019 were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Net tax appreciation (depreciation)	$(43,667)	$(138,765)	$(87,711)
Capital loss carryover	$(56,792)	$(27,846)	$(9,294)

As of December 31, 2021, the Company had a short-term capital loss carryforward of $2,365 and a long-term capital loss carryforward of $54,427 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits at December 31, 2021 or 2020, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

9. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2021, 2020, 2019, 2018 and 2017 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

	For the Year Ended December 31,
	2021	2020	2019	2018	2017
Net Asset Value Per Unit (accrual base), Beginning of Year	$48.54	$63.74	$65.69	$78.70	$93.55
Income from Investment Operations:
Net investment income(1)	1.78	4.00	7.34	6.74	5.17
Net realized and unrealized (loss) gain	3.39	(3.72)	(2.89)	(2.03)	0.01
Total from investment operations	5.17	0.28	4.45	4.71	5.18
Less Distributions:
From net investment income	(1.89)	(3.74)	(6.20)	(6.79)	(5.43)
From net realized gains	—	—	—	—	(0.14)
Return of capital	(12.17)	(11.74)	(0.20)	(10.93)	(14.46)
Total distributions(2)	(14.06)	(15.48)	(6.40)	(17.72)	(20.03)
Net Asset Value Per Unit (accrual base), End of Year	$39.65	$48.54	$63.74	$65.69	$78.70
Common Unitholder Total Return(3)	20.66%	0.78%	10.83%	9.07%	9.52%
Common Unitholder IRR(4)	8.30%	7.24%	8.18%	7.58%	6.87%
Ratios and Supplemental Data
Members’ Capital, end of year	$389,304	$568,275	$874,228	$913,543	$1,275,420
Units outstanding, end of year	20,134,698	20,134,698	20,134,698	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	2.38%	3.10%	3.42%	3.57%	4.21%
Expenses recaptured (reimbursed) by Investment Adviser	— %	— %	— %	(0.02)%	(0.11)%
Ratio of net expenses to average net assets	2.38%	3.10%	3.42%	3.55%	4.10%
Ratio of financing cost to average net assets	0.94%	1.68%	2.11%	2.35%	1.70%
Ratio of net investment income before expense recapture (reimbursement) to average net assets	7.02%	11.38%	17.23%	12.56%	8.91%
Ratio of net investment income to average net assets	7.02%	11.38%	17.23%	12.59%	9.02%
Credit facility payable	$115,250	$115,250	$364,065	$365,000	$378,000
Asset coverage ratio	4.38	5.93	3.40	3.50	4.37
Portfolio turnover rate	1.29%	14.68%	5.12%	7.60%	30.35%

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2021

9. Financial Highlights (Continued)

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2021, 2020, 2019, 2018, and 2017.
(2)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)
The Total Return for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 8.30% through December 31, 2021. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On March 23, 2022 the Company extended the term of its Credit Facility from April 8, 2022 to April 7, 2023.