Form 10-K/A
period 2021-12-31
TCW Direct Lending LLC
filed 2022-04-25
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of the Registrant’s common units outstanding at April 25, 2022 was 20,134,698.

EXPLANATORY NOTE

This Amendment on Annual Report on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K of TCW Direct Lending LLC (the "Company"), for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission ("SEC") on March 29, 2022 (the "Original Filing").

The purpose of this Amendment No. 1 is to include in the Company's Consolidated Financial Statements the required footnote disclosures as prescribed by Rule 4-08(g) of Regulation S-X. In addition, this Amendment No. 1 provides a revised version of Deloitte & Touche LLP's opinion.

As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended, Amendment No. 1 includes certifications from the Company’s principal executive officer and principal financial officer dated as of the filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II., Item 8 “Financial Statements and Supplementary Data,” in its entirety, Part IV., Item 15., “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s President and Principal Financial Officer.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing. Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s subsequent filings with the SEC.

i

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

Table of Contents

	INDEX	PAGE NO.

Item 8.	Financial Statements and Supplementary Data	1

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	2

i

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K/A.

1

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The financial statements included in this Annual Report on Form 10-K/A are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

2

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

21.1	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 29, 2022.

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the fiscal year ended December 31, 2021

* Filed herewith

3

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: April 25, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 25, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director
(Principal Executive Officer)

Date: April 25, 2022	By:	/s/ Laird R. Landmann
Laird. R Landmann
Director

Date: April 25, 2022	By:	/s/ David R. Adler
David R. Adler
Director

Date: April 25, 2022	By:	/s/ William Cobb
William Cobb
Director

Date: April 25, 2022	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: April 25, 2022	By:	/s/ James G. Krause
James G. Krause
Chief Financial Officer
(Principal Financial and Accounting Officer)

4

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

How the Critical Audit Matter Was Addressed in the Audit

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these rmodels and internal assumptions and the weighting of the best available pricing inputs in determining the fair value of these investments.

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

Los Angeles, California

March 29, 2022 (April 25, 2022, as to Note 9)

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

Our investment in TCW Strategic Ventures as of December 31, 2021 exceeded the threshold in at least one of the Rule 3-09 tests. Accordingly, we are attaching the audited financial statements of TCW Strategic Ventures to this Form 10-K. Further, our investment in Pace Industries, Inc., exceed the threshold in at least one of the Rule 4-08(g) tests. Included below are the summarized financial information for Pace Industries, Inc.:

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

10. Financial Highlights

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

10. Financial Highlights (Continued)

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