Form 10-K/A
period 2021-12-31
TCW Direct Lending LLC
filed 2022-04-28
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

TCW Direct Lending LLC (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 29, 2022, as amended by Amendment No. 1 thereto filed on April 25, 2022 (together, the “Original Filing”).

The Company is filing this Amendment No. 2 to include the information required by Items 10 through 14 of Part III of Form 10-K, This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2021. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2021.

Except as set forth in this Amendment, no other changes have been made to the Form 10-K.

i

TCW DIRECT LENDING LLC

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2021

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s business and affairs will be managed under the direction of its board of directors. The majority of the members of the Company’s board of directors will at all times consist of directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company, TCW Asset Management Company LLC (the “Adviser”) or any of their respective affiliates (the “Independent Directors”).

Board of Directors

The Company’s board of directors will have ultimate authority over the operations of the Company, but will delegate the authority to manage the Company’s assets to the Adviser. Pursuant to the Company’s Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the Company’s board of directors currently consists of five members. Three members of the board of directors are Independent Directors and qualify as “independent directors” within the definition set forth in Rule 5605(a)(2) of the NASDAQ Stock Market Rules.

The Board is divided into three classes: Class I, Class II and Class III. The terms of office of the present Directors in each class expire at the annual meeting in the year indicated and when their respective successors are duly elected and qualified: Class II, 2022; Class III, 2023; Class I, 2024. Directors elected to succeed those whose terms are expiring will be identified as being of that same class and will be elected until the third annual meeting after their election and until their successors are duly elected and qualified.

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

Duties of Officers and Directors

The LLC Agreement provides that the Company’s business and affairs shall be managed under the direction of the board of directors, which will have the power to appoint its officers. On a regular basis, the board of directors will primarily be responsible for the determination of the value of the Company’s assets for which market quotations are not readily available.

Election of Directors

The LLC Agreement provides that the affirmative vote of the holders of a plurality of the outstanding common limited liability company units (the “Units”) entitled to vote in the election of directors cast at a meeting of holders of Units (“Unitholders”) duly called and at which a quorum is present will be required to elect a director.

Number of Directors; Vacancies; Removal

The LLC Agreement provides that the number of directors will be set only by the board of directors. The LLC Agreement provides that a majority of the entire board of directors may at any time increase or decrease the number of directors. However, the number of directors may never be less than one or more than twelve unless the LLC Agreement is amended in which case the Company may have more than twelve directors but never less than one. The LLC Agreement provides any and all vacancies on the board of directors may be filled only by the affirmative vote of a majority of the remaining directors in office, even if the remaining directors do not constitute a quorum, and any director elected to fill a vacancy will serve for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is duly elected and qualifies, subject to any applicable requirements of the 1940 Act.

The LLC Agreement provides that a director elected by the Unitholders may be removed only for cause, as defined therein, and then only by the affirmative vote of the holders of a percentage in interest in excess of 66 2/3% of the then outstanding, authorized Units entitled to vote.

Directors

Information regarding each member of the Company’s board of directors is as follows:

Name, Address and Year of Birth	Position(s) Held with Company, Length of Time Served and Term of Office	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex(1) Overseen by Director	Other Directorships Held by Director During Past Five Years
Class II Independent Directors – Term Expires at the 2022 Annual Meeting of Members

William Cobb (born 1947)	Director since June 2014	Presently Retired.	1	Director and Audit Committee Member–Glenmede Mutual Funds.

Donald M. Mykrantz (born 1960)	Director since June 2014	Chief Executive Officer and Chairman of The Jeffrey Company (since September 2012). Chief Executive Officer and Chairman of Jeffrey Fiduciary Company (since September 2020). President and managing member of Katahdin Asset Management LLC (June 2011 to August 2020).	1	Director of The Jeffrey Company.

Class III Independent Director – Term Expires at the 2023 Annual Meeting of Members

David R. Adler (born 1964)	Director since June 2014	Chief Executive Officer of Adler Asset Management, LLC. Previously, a private investor (from 2017-2018) and Executive Vice President, Corporate Development of CBRE, Inc. (from 2014 to 2017)	2	None.

Class III Interested Director – Term Expires at the 2023 Annual Meeting of Members

Laird R. Landmann* (born 1964)	Director since October 2018	Group Managing Director, Co-Director of Fixed Income of TCW (since 2009).	13	None.

Class I Interested Director – Term Expires at the 2024 Annual Meeting of Members

Richard T. Miller* (born 1962)	President and Director since June 2014	Group Managing Director, Head of Private Credit of TCW (since 2012). Previously in charge of the Special Situations Funds Group of Regiment Capital Advisors, L.P.	3	None.

(1)

“Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by the Company’s investment adviser, TCW Asset Management Company LLC (the “Adviser”), or that have an investment adviser that is an affiliated person of the Adviser. As a result, the Fund Complex includes the Company, TCW Direct Lending VII LLC, TCW Direct Lending VIII LLC, the TCW Funds, the TCW Strategic Income Fund and the Metropolitan West Funds.

*	Designates individuals who are “interested persons” of the Company, as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), because of affiliations with the Adviser.

Committees of the Board of Directors

Audit Committee

The Company has a standing Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which currently consists of Messrs. Adler, Cobb, and Mykrantz, all of whom are Independent Directors. The principal functions of the Audit Committee are to select, engage and discharge the Company’s independent registered public accounting firm, review the plans, scope and results of the audit engagement with the Company’s independent registered public accounting firm, approve professional services provided by the Company’s independent registered public accounting firm (including compensation therefor), review the independence of the Company’s independent registered public accounting firm, review the adequacy of the Company’s internal control over financial reporting, establish guidelines and make recommendations to the Board regarding the valuation of the Company’s loans and investments, and take any other actions consistent with the Audit Committee charter or as may be authorized by the Board. Mr. Adler serves as Chairman of the Audit Committee, and has been designated as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

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

Compensation Committee

The Company does not have a compensation committee because its executive officers do not receive any direct compensation from the Company. However, the compensation payable to the Company’s Adviser, TCW Asset Management Company LLC, pursuant to an Advisory Agreement, has been separately approved by a majority of the Independent Directors. In addition, the compensation paid to the Independent Directors is established and approved by the Independent Directors.

Special Transactions Committee

The Company has a standing Special Transactions Committee, which currently consists of Messrs. Adler, Cobb, and Mykrantz, all of whom are Independent Directors. The principal functions of the Special Transactions Committee are to review and approve potential co-investment transactions as defined by and subject to the exemptive order that the Company and the Adviser received from the SEC (Investment Company Act Rel. No. 31649, May 27, 2015) (the “Exemptive Order”).

Board of Director and Committee Meetings Held

The following table shows the number of Board and committee meetings held for the Company, and the number of times the Board and each committee acted by written consent, during the fiscal year ended December 31, 2021:

	Meetings Held	Actions by Written Consent
Board of Directors	5	1
Audit Committee	4	0
Special Transactions Committee	0	0

All Directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which they served. The Company does not currently have a policy with respect to Board member attendance at annual meetings.

Board Leadership Structure

The Company’s business and affairs are managed under the direction of its Board, including the responsibilities performed for the Company pursuant to the the Company’s Advisory Agreement with the Adviser. Among other things, the Board sets broad policies for the Company, approves the appointment of the Company’s investment adviser, administrator and officers, and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm. The role of the Board and of any individual director is one of oversight, and not of management, of the day-to-day affairs of the Company.

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

Biographical Information

Independent Directors

David R. Adler

Mr. Adler is Chief Executive Officer of Adler Asset Management, LLC, a registered investment adviser. From March 2017 to March 2018, he was a private investor. From March 2014 to March 2017, Mr. Adler was Executive Vice President, Corporate Development, at CBRE, Inc., a commercial real estate services firm. Previously, he spent over twenty-four years in Investment Banking including most recently as a Managing Director at BofA Merrill Lynch in the Financial Institutions Investment Banking Group. Prior to that, he was a Managing Director at J.P. Morgan Securities Inc. in the Mergers & Acquisitions Group. Mr. Adler received an M.B.A. in Finance from the University of Chicago Graduate School of Business and a B.A. in Economics from the University of Chicago.

William Cobb, CFA

Mr. Cobb was Executive Vice President and Chief Investment Officer of The Church Pension Fund, the defined benefit retirement plan for the clergy of the Episcopal Church. He held this position from 1999 through the time of his retirement from this position at the end of June 2014. Previously, Mr. Cobb spent almost 15 years at J.P. Morgan Investment Management, where he was a Vice Chairman responsible for North American business activities and served as a member of the global management committee. He also served as a Managing Director responsible for the U.S. Equity and Balanced Account Group. He began his career at J.P. Morgan as a research analyst and portfolio manager. He currently serves as a trustee and audit committee member of Glenmeade Mutual Funds. Mr. Cobb earned an M.B.A. from the University of Chicago and a B.S. from Northwestern University. He is a Chartered Financial Analyst.

Donald M. Mykrantz, CFA

Since 2012, Mr. Mykrantz has served as Chairman and Chief Executive Officer of The Jeffrey Company, a privately-held investment management firm. He joined The Jeffrey Company in 2011 as President and Chief Investment Officer. In addition, he is Chief Executive Officer and Chairman of Jeffrey Fiduciary Company, an unlicensed Ohio private trust company which provides investment management services to The Jeffrey Company. Prior to joining The Jeffrey Company, Mr. Mykrantz was Senior Vice President and head of fixed income with MFS Investments. He worked at MFS Investments for 12 years while serving in a number of capacities, including head of global trading and as a member of the investment management committee. During his nearly 40 year career in capital markets and investment management, Mr. Mykrantz has held senior positions at BancBoston Securities, Baring Asset Management, Morgan Stanley Asset Management and Salomon Brothers. Mr. Mykrantz holds a B.A. in economics from Williams College and is a Chartered Financial Analyst.

Interested Directors

Laird R. Landmann, Group Managing Director, Co-Director of Fixed Income of TCW

Mr. Landmann is a Generalist Portfolio Manager in TCW’s Fixed Income Group. He joined TCW in 2009 during the acquisition of Metropolitan West Asset Management LLC (MetWest). Mr. Landmann currently serves on the boards of the TCW and Metropolitan West Mutual Funds. Mr. Landmann currently co-manages many of TCW and MetWest’s mutual funds, including the MetWest Total Return Bond Fund, the MetWest High Yield Bond Fund and the TCW Core Fixed Income Fund, and leads the fixed income group’s risk management efforts. He is a leader of the MetWest investment team that was recognized as Morningstar’s Fixed Income Manager of the Year for 2005 and has been nominated for the award eight times. Prior to founding MetWest in 1996, Mr. Landmann was a principal and the co-director of fixed income at Hotchkis and Wiley. He also served as a portfolio manager and vice president at PIMCO. Mr. Landmann holds a B.A. in Economics from Dartmouth College and an MBA from the University of Chicago Booth School of Business.

Richard T. Miller, Group Managing Director, Private Credit Group at TCW

Mr. Miller serves as Group Managing Director, Chief Investment Officer and Chairman of the Investment Committee of the Private Credit Group and Co-Portfolio Manager of the direct lending strategy (the “Direct Lending Strategy”). Mr. Miller joined TCW in 2013 with the acquisition of the Special Situations Funds Group from Regiment Capital Advisors, LP which he led since the group’s inception in 2001. Mr. Miller has over 30 years of experience in the capital markets and previously was ranked on the Institutional Investor “All American High Yield Research Team” for six consecutive years, focusing primarily on the Metals and Mining sector. Prior to his involvement in high yield research, he was at Chase Manhattan Bank in the Mergers & Acquisitions Group. He then moved on to become a Managing Director with the High Yield Group. Subsequently, he became the Head of High Yield Research at BankBoston Securities and in 1999, Mr. Miller joined UBS as a Managing Director and Head of the Global High Yield Research Group. Mr. Miller currently serves as an ex officio Trustee of the University of Rochester Endowment and is a former Trustee of the Nativity Preparatory School and the Dexter Southfield School. Mr. Miller received his BS from Syracuse University and his MBA from the University of Rochester.

Executive Officers of the Company

The officers of the Company are appointed and elected by the Board either at its annual meeting or at any subsequent regular or special meeting of the Board. The Board of the Company has elected three officers to hold office at the discretion of the Board until their successors are duly elected and qualified or until his resignation or removal. Except where dates of service are noted, all officers listed below served the Company as such throughout the fiscal year ended December 31, 2021. The following table sets forth information concerning each officer of the Company as of the date hereof:

Name, Address and Year of Birth	Position(s) Held with Company	Length of Time Served	Principal Occupation(s) During Past 5 Years

Richard T. Miller* (born 1962)	President	Since June 2014	Group Managing Director, Head of Private Credit of TCW (since 2012). Previously, in charge of the Special Situations Funds Group of Regiment Capital Advisors, LP.

Andrew Kim* (born 1978)	Chief Financial Officer and Treasurer	Since March 2022	Managing Director of TCW, in charge of Client and Fund Reporting (since 2020).

Gladys Xiques* (born 1973)	Chief Compliance Officer	Since January 2021	Global Chief Compliance Officer of TCW (since January 2021).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s Directors and executive officers, and any persons holding more than 10% of the Company’s common units, are required to report their beneficial ownership in the Company’s securities and any changes therein to the SEC and to the Company. We are required to report herein any failure to file such reports by applicable due dates for filings. Based on the Company’s review of any Forms 3, 4 and 5 filed by such persons, the Company believes that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business, including such services provided by the Company’s executive officers, are provided by individuals who are employees of the Adviser, pursuant to the terms of the Company’s Advisory Agreement with the Adviser (the “Advisory Agreement”). Therefore, the Company’s day-to-day investment operations are managed by the Adviser, and most of the services necessary for the origination and administration of the Company’s investment portfolio are provided by investment professionals employed by the Adviser. None of the Company’s executive officers receive direct compensation from the Company. Subject to the cap described below in Item 13 under the heading Organizational and Operating Expenses, under the Administration Agreement with the Adviser (the “Administration Agreement”), the Company reimburses the Company’s Administrator, TCW Asset Management Company LLC (the “Administrator”) for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Certain of the Company’s executive officers, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. The Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

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

The following table sets forth the compensation paid by the Company, during the fiscal year ended December 31, 2021, to the Independent Directors. No compensation is paid to Directors who are “interested persons” of the Company. The Company has no retirement or pension plans or any compensation plans under which the Company’s equity securities were authorized for issuance.

Name of Independent Director	Fees Earned or Paid in Cash (Total Compensation)
David R. Adler	$116,500
William Cobb	$101,500
Donald M. Mykrantz	$101,500

Unit Ownership

The following table sets forth the aggregate dollar range of equity securities owned by each Director of the Company and of all funds overseen by each Director in the Fund Complex. The cost of each Director’s investment in the Fund Complex may vary from the current dollar range of equity securities shown below, which is calculated on an appraised value basis as of December 31, 2021. The information as to beneficial ownership is based on statements furnished to the Company by each Director.

Name of Director	Dollar Range of Equity Securities Held in the Company	Aggregate Dollar Range of Equity Securities Held in Fund Complex
David R. Adler, Independent Director	Over $100,000	Over $100,000
Laird R. Landmann, Interested Director	Over $100,000	Over $100,000
Richard T. Miller, Interested Director	Over $100,000	Over $100,000

Name of Director	Dollar Range of Equity Securities Held in the Company	Aggregate Dollar Range of Equity Securities Held in Fund Complex
William Cobb, Independent Director	Over $100,000	Over $100,000
Donald M. Mykrantz, Independent Director	Over $100,000	Over $100,000

Unitholder Communications with Board of Directors and Board Attendance at Annual Meetings

Unitholders may send communications to the Board. Communications should be addressed to the Secretary of the Company at the Company’s principal offices at TCW Direct Lending LLC, 200 Clarendon Street – 51st Floor, Boston, MA 02116. The sender should indicate in the address whether it is intended for the entire Board, the Independent Directors as a group or an individual Director. The Secretary will forward any communications received directly to the intended recipient in accordance with the instructions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following sets forth, as of April 27, 2022, the beneficial ownership of Company units by directors, officers and persons owning beneficially 5% or more of the units of the Company:

Name and Address	Amount of Units Beneficially Owned and Nature of Ownership[1]		Percentage of Class Owned[1]
Independent Directors
David R. Adler	2,000		*
William Cobb	2,500		*
Donald M. Mykrantz	5,000		*
Interested Directors
Richard T. Miller	45,000		*
Laird R. Landmann	30,000		*
Officers
Andrew Kim	0		*
Gladys Xiques	0		*
Other Beneficial Owners
GIC Private Limited 168 Robinson Road #37-01 Capital Tower Singapore 068912	4,000,000	(2)	19.87%
President and Fellows of Harvard College c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210	1,500,000		7.45%
Division of Investment, Department of Treasury, State of New Jersey 50 West State Street, 9th floor PO Box 290 Trenton, NJ 08625-0290	1,500,000		7.45%

*	Less than 1%
(1)

The number of units are those beneficially owned as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any units as to which a person has sole or shared voting power or investment power and any units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages used herein are calculated based upon 20,134,698 common units outstanding, which reflects the number of common units issued and outstanding as of April 27, 2022.

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

The Adviser

The Adviser and Advisory Agreement

The Company’s investment activities are managed by the Adviser, which is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations of, and provides investment advisory and management services to, the Company, pursuant to the Company’s Advisory Agreement with the Adviser (the “Advisory Agreement”).

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. and, together with its affiliated companies, manages or has committed to manage approximately $264.5 billion of assets as of December 31, 2021. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

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

Management Fee

The Company will pay to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting September 19, 2014 (the “Initial Closing Date”) and ending on the earlier of (a) the last day of the calendar quarter during which the Commitment Period (defined below) ends or (b) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate capital commitments of the Company as of March 19, 2015 (the “Final Closing Date”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the Initial Closing Date), 0.1875% (i.e., 0.75% per annum) of the cost (including leverage) of portfolio investments that have not been sold, distributed to the unitholders, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment) as of the first day of such calendar quarter. Under the Advisory Agreement, the Management Fee in respect of the Closing Period (i.e., the period commencing on the Initial Closing Date and ending on the Final Closing Date) was calculated as if all capital commitments were made on the Initial Closing Date, regardless of when a unitholder’s units were actually issued. The “Commitment Period” of the Company began on the Initial Closing Date and ended on September 19, 2017. The total Management Fee earned by the Adviser for 2021 was $5.29 million.

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

Administration Agreement

The Company has entered into an Administration Agreement with the Administrator under which the Administrator (or one or more delegated service providers) oversees the maintenance of the Company’s financial records and otherwise assists on the Company’s compliance with business development company and registered investment company rules, prepares reports to the Company’s unitholders, monitors the payment of the Company’s expenses and the performance of other administrative or professional service providers, and generally provides the Company with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on operating expenses described below.

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

The Company, and indirectly the unitholders, will bear (including by reimbursing the Adviser or Administrator) all other costs and expenses of the Company’s operations, administration and transactions, including, without limitation, organizational and offering expenses (up to 10 basis points of capital commitments), management fees, costs of reporting required under applicable securities laws, legal fees of the Company’s counsel and accounting fees. However, the Company will not bear more than an amount equal to 12.5 basis points of the aggregate commitments per annum (pro-rated for partial years) for the Company’s costs and expenses other than offering and organizational expenses and ordinary operating expenses (“Company Expenses”), including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser. All expenses that the Company will not bear will be borne by the Adviser or its affiliates. Notwithstanding the foregoing, the cap on Company Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap described above), amounts payable in connection with the Company’s borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to the Company’s liquidation, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments to either the Adviser or the Administrator). In 2021, the Adviser did not incur any Company Expenses reimbursable to the Company related to the 12.5 basis point cap described above. Additionally, no amounts were recaptured by the Adviser related to the 10.0 basis point cap related to organizational and offering costs described above.

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

The Adviser’s Private Credit Team (the “Private Credit Team”) is separated from those partners and employees of the Adviser and its affiliates involved in the management of the investments of other funds and other accounts (the “Other Employees”) by an ethical wall, and accordingly, the Other Employees may be unable to make certain material information available to the Private Credit Team. In addition, the Adviser’s other funds and separate accounts may take positions in securities and/or issuers that are in a different part of the capital structure of an issuer or adverse to the Company.

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

The Company’s investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, the Adviser concurrently manages accounts that are pursuing an investment strategy similar to the Company’s strategy, and the Company may compete with these and other entities managed by affiliates of the Adviser for capital and investment opportunities. As a result, those individuals at the Adviser may face conflicts in the allocation of investment opportunities between the Company and other investment funds or accounts advised by principals of, or affiliated with, the Adviser. The Adviser has agreed with the board of directors that, when the Company is able to co-invest with other investment funds or accounts managed by the Adviser, allocations among the Company and other investment funds or accounts will generally be made based on capital available for investment in the asset class being allocated to the extent consistent with the 1940 Act. The Company expects that available capital for its investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by the board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where the Company cannot co-invest with other investment funds managed by the Adviser due to the restrictions contained in the 1940 Act, the investment policies and procedures of the Adviser generally require that such opportunities be offered to the Company and such other investment funds on an alternating basis. However, there can be no assurance that the Company will be able to participate in all investment opportunities that are suitable to it. The Company and the Adviser have received the Exemptive Order from the SEC that permits the Company to co-invest with affiliates of the Adviser, including private funds managed by the Adviser, if the board of directors determines that it would be advantageous for the Company to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.

Certain Business Relationships

Certain of the Company’s current Directors and officers are directors or officers of the Adviser.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2021 and fiscal year ended December 31, 2020.

Fiscal Year/Period	Audit Fees	Audit- Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2021	$358,300	$—	$34,934	$—
2020	$469,500	$—	$49,022	$—

(1)	“Audit-Related Fees” are those fees billed to the Company relating to audit services provided by Deloitte.
(2)	“Tax Fees” are those fees billed to the Company in connection with tax consulting services performed by Deloitte, including primarily the review of the Company’s income tax returns.
(3)	“All Other Fees” are those fees billed to the Company in connection with permitted non-audit services performed by Deloitte.

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above, for which fees were incurred by the Company for the fiscal years ended December 31, 2021 and 2020, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

10.2	Administration Agreement dated September 15, 2014, by and between TCW Direct Lending LLC and TCW Asset Management Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on November 7, 2014).

10.6	Final form of the TCW Direct Lending Strategic Ventures LLC Amended and Restated Limited Liability Company Agreement, dated June 5, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015).

10.8	Third Amended and Restated Revolving Credit Agreement, dated April 10, 2017, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, sole lead arranger and sole book manager, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2017).

10.10	First Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2020, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2020).

10.11	Lender Group Joinder Agreement, dated May 27, 2020 by and among Zions Bancorporation, N.A. d/b/a California Bank & Trust, Natixis, New York Branch (as Administrative Agent) and TCW Direct Lending LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2020).

10.12	Third Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 6, 2021, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 12, 2021).

21.1	Subsidiaries of the Registrant incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2022

31.1	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the registrant’s Annual Report on Form 10-K/A filed on April 25, 2022)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the registrant’s Annual Report on Form 10-K/A filed on April 25, 2022)

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the fiscal year ended December 31, 2021(incorporated by reference to Exhibit 99.1 to the registrant’s Annual Report on Form 10-K/A filed on April 25, 2022)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: April 28, 2022	By:	/s/ Andrew Kim
Andrew Kim
Chief Financial Officer
(Principal Financial Officer)