Form 10-Q
period 2022-03-31
TCW Direct Lending LLC
filed 2022-05-12
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 12, 2022 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2022

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(3)	08/14/20	Term Loan—9.50% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	5.9%	$22,731,621	08/14/25	$22,731,621	$22,731,621
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan—7.00% inc PIK (7.00% Fixed Coupon, all PIK)	0.7%	27,356,551	11/14/25	23,151,200	2,817,725
				6.6%			45,882,821	25,549,346
Diversified Consumer Services
	School Specialty, Inc.(4)	09/15/20	Term Loan—9.25% (LIBOR + 8.00%, 1.25% Floor)	9.3%	35,494,380	09/15/25	35,331,973	35,494,380
				9.3%			35,331,973	35,494,380
Diversified Financial Services
	Guardia LLC (2) (3)	07/02/18	Revolver—8.75% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.8%	10,859,391	07/02/23	2,436,587	3,029,770
				0.8%			2,436,587	3,029,770
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan—13.25% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	2.1%	8,176,601	02/24/25	8,176,601	8,176,601
				2.1%			8,176,601	8,176,601
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan—9.50% (LIBOR + 8.00%, 1.50% Floor)	4.0%	15,126,452	12/18/23	15,125,239	15,126,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan—15.00% inc PIK (15.00% Fixed Coupon, all PIK)	1.0%	3,851,771	12/18/23	3,851,771	3,851,771
				5.0%			18,977,010	18,978,223
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan—10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, all PIK)	20.3%	116,398,392	01/01/23	116,322,188	77,637,728
				20.3%			116,322,188	77,637,728
Metals & Mining
	Pace Industries, Inc.(2) 4)	06/01/20	HoldCo Term Loan—3.50% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	19.4%	86,350,807	06/01/40	78,137,870	74,175,343
	Pace Industries, Inc.(4)	06/01/20	Term Loan—9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	14.2%	54,266,725	06/01/25	54,238,992	54,266,725
				33.6%			132,376,862	128,442,068
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan—9.38% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	13.2%	50,441,442	12/31/23	50,335,476	50,592,766
				13.2%			50,335,476	50,592,766
	Total Debt Investments			90.9%			409,839,518	347,900,882

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2022

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Animal Supply Holdings, LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%		1,572,727	—
Diversified Consumer Services
	School Specialty, Inc.(2)(4)(6)(8)	Class A Preferred Stock	3.2%	806,264	8,062,637	12,093,956
	School Specialty, Inc.(2)(4)(6)(8)	Class B Preferred Stock	1.1%	359,474	356,635	4,205,846
	School Specialty, Inc.(2)(4)(6)(8)	Common Stock	0.1%	80,700	53,889	464,025
			4.4%		8,473,161	16,763,827
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	6.1%	5,475,885	5,133,708	23,090,164
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	1.0%	912,647	—	3,848,359
			7.1%		5,133,708	26,938,523
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	4.4%	9,297,990	9,187,902	16,864,787
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.6%	2,900,000	—	1,914,000
			5.0%		9,187,902	18,778,787
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	20.2%	88,560	88,560,000	77,728,432
			20.2%		88,560,000	77,728,432
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	917,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	1.0%	1,766,327	6,481,787	4,009,562
			1.0%		6,481,787	4,009,562
	Total Equity Investments		37.7%		121,519,807	144,219,131
	Total Debt & Equity Investments(9)		128.6%		531,359,325	492,120,013
	Short-term Investments
	U.S. Treasury Bill, Yield 0.09%		125.2%	480,000,000	478,833,331	478,833,331
	Total Short-term Investments		125.2%		478,833,331	478,833,331
	Total Investments (253.8%)				$1,010,192,656	$970,953,344
	Net unrealized depreciation on unfunded commitments (0.0%)					(17,246)
	Liabilities in Excess of Other Assets (-153.8%)					(588,367,599)
	Net Assets (100.0%)					$382,568,499

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2022

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and March 31, 2022 along with transactions during the period ended March 31, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at March 31, 2022	Interest/Dividend/ Other income
Animal Supply Holdings, LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings, LLC Term Loan - 9.50%	22,248,202	532,584	(49,165)	—	—	22,731,621	661,998
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,807,357	—	(5,358)	—	227,771	3,029,770	—
Retail and Animal Intermediate Subordinated Loan - 7.00%	4,247,569	—	—	—	(1,429,844)	2,817,725	—
Total Non-Controlled Affiliated Investments	$29,303,128	$532,584	$(54,523)	$—	$(1,202,073)	$28,579,116	$661,998

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2022

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and March 31, 2022 along with transactions during the period ended March 31, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at March 31, 2022	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,710,871	$140,900	$—	$—	$—	$3,851,771	$143,992
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	175	—	—	(175)	15,126,452	419,428
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,255,955	—	—	—	608,832	16,864,787	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	2,262,000	—	—	—	(348,000)	1,914,000	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	73,617,540	—	—	—	557,803	74,175,343	15,738
Pace Industries, Inc. Term Loan - 9.75%	53,963,182	305,700	—	—	(2,157)	54,266,725	1,533,306
RT Holdings Parent, LLC Class A Unit	20,859,289	—	—	—	2,230,875	23,090,164	—
RT Holdings Parent, LLC Warrant	3,476,546	—	—	—	371,813	3,848,359	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	8,635,037	136,187	(594,623)	—	—	8,176,601	318,277
School Specialty, Inc. Common Stock	—	—	—	—	464,025	464,025	—
School Specialty, Inc. Preferred Stock A	12,093,956	—	—	—	—	12,093,956	—
School Specialty, Inc. Preferred Stock B	690,190	—	—	—	3,515,656	4,205,846	—
School Specialty, Inc. Term Loan - 9.25%	35,532,773	11,799	(38,395)	—	(11,797)	35,494,380	834,313
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	88,334,811	—	(12,960,000)	—	2,353,621	77,728,432	—
Total Controlled Affiliated Investments	$334,558,602	$594,761	$(13,593,018)	$—	$9,740,496	$331,300,841	$3,265,054

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2022

(7)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2022, $77,728,432 or 7.9% of the Company’s total assets were represented by “non-qualifying assets.”
(8)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities was $62,481,137, or 6.4% of the Company’s total assets.
(9)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of March 31, 2022. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $4,038,324 and $13,670,131, respectively, for the period ended March 31, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	ASC Acquisition Holdings, LLC(3)	08/14/20	Term Loan - 9.50% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	5.7%	$22,248,202	08/14/25	$22,248,202	$22,248,202
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00% Fixed Coupon, all PIK)	1.1%	26,883,346	11/14/25	23,151,200	4,247,569
				6.8%	49,131,548		45,399,402	26,495,771
Diversified Consumer Services
	School Specialty, Inc.(4)	09/15/20	Term Loan - 9.25% (LIBOR + 8.00%, 1.25% Floor)	9.1%	35,532,774	09/15/25	35,358,570	35,532,774
				9.1%	35,532,774		35,358,570	35,532,774
Diversified Financial Services
	Guardia LLC(2)(3)	07/02/18	Revolver - 8.75% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.7%	10,321,164	07/02/23	2,441,944	2,807,357
				0.7%	10,321,164		2,441,944	2,807,357
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 13.25% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	2.2%	8,635,037	02/24/25	8,635,037	8,635,037
				2.2%	8,635,037		8,635,037	8,635,037
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 9.50% (LIBOR + 8.00%, 1.50% Floor)	3.9%	15,126,452	12/18/23	15,125,064	15,126,452
	Cedar Electronics Holdings, Corp.(4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00% Fixed Coupon, all PIK)	1.0%	3,710,871	12/18/23	3,710,871	3,710,871
				4.9%	18,837,323		18,835,935	18,837,323
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, all PIK)	18.3%	113,536,293	01/01/23	113,435,148	71,300,792
				18.3%	113,536,293		113,435,148	71,300,792
Metals & Mining
	Pace Industries, Inc.(2)(4)	06/01/20	HoldCo Term Loan - 3.50% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	18.9%	85,601,791	06/01/40	78,137,870	73,617,540
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	13.9%	53,963,182	06/01/25	53,933,292	53,963,182
				32.8%	139,564,973		132,071,162	127,580,722
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 9.38% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	13.0%	50,401,023	12/31/23	50,280,078	50,552,226
				13.0%	50,401,023		50,280,078	50,552,226
	Total Debt Investments			87.8%			406,457,276	341,742,002

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Animal Supply Holdings LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%	224,156	1,572,727	—
Diversified Consumer Services
	School Specialty, Inc.(2)(4)(6)(8)	Class A Preferred Stock	3.1%	806,264	8,062,637	12,093,956
	School Specialty, Inc.(2)(4)(6)(8)	Class B Preferred Stock	0.2%	359,474	356,635	690,190
	School Specialty, Inc.(2)(4)(6)(8)	Common Stock	0.0%	80,700	53,889	—
			3.3%	1,246,438	8,473,161	12,784,146
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	5.4%	5,475,885	5,133,708	20,859,289
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.9%	912,647	—	3,476,546
			6.3%	6,388,532	5,133,708	24,335,835
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	4.2%	9,297,990	9,187,902	16,255,955
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.6%	2,900,000	—	2,262,000
			4.8%	12,497,990	9,187,902	18,517,955
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	22.6%	101,520	101,520,000	88,334,811
			22.6%	102,320	101,520,000	88,334,811
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	917,418	2,110,522	—
			0.0%	917,418	2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	2.5%	1,766,327	6,481,787	9,750,125
			2.5%	1,766,327	6,481,787	9,750,125
	Total Equity Investments		39.5%		134,479,807	153,722,872
	Total Debt & Equity Investments(9)		127.3%		540,937,083	495,464,874
	Short-term Investments
	U.S. Treasury Bill, Yield 0.09%		141.3%	550,000,000	549,929,721	549,929,721
	Total Short-term Investments		141.3%	550,000,000	549,929,721	549,929,721
	Total Investments (268.5%)				$1,090,866,804	$1,045,394,595
	Net unrealized depreciation on unfunded commitments (0.0%)					(138,337)
	Liabilities in Excess of Other Assets (-168.5%)					(655,951,784)
	Net Assets (100.0%)					$389,304,474

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and December 31, 2021 along with transactions during the year ended December 31, 2021 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2021	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings LLC Term Loan - 9.50%	20,398,360	2,046,507	(196,665)	—	—	22,248,202	2,265,018
Carrier & Technology, LLC Common Stock	—	—	—	—	—	—	—
Carrier & Technology Holdings, LLC Term Loan—11.75%	—	231,174	(1,369,948)	(41,407,285)	42,546,059	—	231,174
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	5,782,424	133,991	—	(7,361,653)	4,252,595	2,807,357	68,403
Guardia LLC (fka Carrier & Technology Solutions, LLC) Term loan—8.75%	—	669,510	—	(10,057,378)	9,387,868	—	421,861
Retail and Animal Intermediate Subordinated Loan - 7.00%	9,617,957	—	(275,366)	—	(5,095,022)	4,247,569	(267,358)
Total Non-Controlled Affiliated Investments	$35,798,741	$3,081,182	$(1,841,979)	$(58,826,316)	$51,091,500	$29,303,128	$2,719,098

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2020 and December 31, 2021 along with transactions during the year ended December 31, 2021 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2020	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ Depreciation	Fair Value at December 31, 2021	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,177,284	$533,587	$—	$—	$—	$3,710,871	$550,844
Cedar Electronics Holdings, Corp Term Loan - 9.50%	20,795,847	1,560	(5,669,395)	—	(1,560)	15,126,452	2,008,188
Cedar Ultimate Parent, LLC Class A Preferred Unit	9,598,036	—	—	—	6,657,919	16,255,955	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	2,262,000	2,262,000	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	66,352,141	—	(19,165)	—	7,284,564	73,617,540	39,519
Pace Industries, Inc. Term Loan - 9.75%	52,749,501	1,222,430	—	—	(8,749)	53,963,182	5,515,898
RT Holdings Parent, LLC Class A Unit	—	5,133,708	—	—	15,725,581	20,859,289	—
RT Holdings Parent, LLC Warrant	—	—	—	—	3,476,546	3,476,546	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	—	15,211,786	(6,576,749)	—	—	8,635,037	1,519,814
School Specialty, Inc. Common Stock	—	—	—	—	—	—	—
School Specialty, Inc. Preferred Stock A	4,386,075	—	—	—	7,707,881	12,093,956	—
School Specialty, Inc. Preferred Stock B	—	—	—	—	690,190	690,190	—
School Specialty, Inc. Term Loan - 9.25%	34,562,488	1,054,673	(37,116)	—	(47,271)	35,532,774	3,459,729
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	138,889,888	—	(63,680,000)	—	13,124,923	88,334,811	7,200,000
Total Controlled Affiliated Investments	$330,511,260	$23,157,744	$(75,982,425)	$—	$56,872,024	$334,558,603	$20,293,992

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2022

	As of March 31, 2022
	(unaudited)	As of December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $173,139 and $170,197, respectively)	$132,240	$131,603
Non-controlled affiliated investments (amortized cost of $49,892 and $49,414, respectively)	28,579	29,303
Controlled affiliated investments (amortized cost of $308,328 and $321,326, respectively)	331,301	334,559
Cash and cash equivalents	5,815	8,532
Short-term investments	478,833	549,930
Interest receivable	1,605	1,608
Deferred financing costs	41	498
Prepaid and other assets	37	73
Total Assets	$978,451	$1,056,106
Liabilities
Payable for short-term investments purchased	$478,833	$549,930
Credit facility payable	115,250	115,250
Management fees payable	1,014	1,055
Interest and credit facility expense payable	283	267
Directors' fees payable	68	—
Unrealized depreciation on unfunded commitments	17	138
Other accrued expenses and other liabilities	418	162
Total Liabilities	$595,883	$666,802
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(1,117,503)	(1,099,503)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,901)	(13,901)
Common Unitholders’ capital	472,088	490,088
Accumulated loss	(89,520)	(100,784)
Total Members’ Capital	$382,568	$389,304
Total Liabilities and Members’ Capital	$978,451	$1,056,106
Net Asset Value Per Unit (accrual base) (Note 9)	$39.32	$39.65

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2022

	Three months ended March 31,
	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$919	$5,606
Interest income paid-in-kind	2,924	2,324
Other fee income	3	3
Non-controlled affiliated investments:
Interest income	123	254
Interest income paid-in-kind	533	559
Other fee income	6	4
Controlled affiliated investments:
Interest income	2,649	2,142
Interest income paid-in-kind	581	792
Dividend income	—	2,800
Other fee income	35	20
Total investment income	7,773	14,504
Expenses
Interest and credit facility expenses	1,153	1,327
Management fees	1,014	1,519
Administrative fees	172	207
Professional fees	136	165
Directors’ fees	78	78
Other expenses	99	124
Total expenses	2,652	3,420
Net investment income	$5,121	$11,084
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$2,981
Non-controlled affiliated investments	—	(58,826)
Net change in unrealized appreciation/depreciation:
Non-controlled/non-affiliated investments	(2,184)	8,085
Non-controlled affiliated investments	(1,202)	56,784
Controlled affiliated investments	9,740	11,579
Net realized (loss) gain on short-term investments	(211)	36
Net realized and unrealized gain on investments	$6,143	$20,639
Net increase in Members’ Capital from operations	$11,264	$31,723
Basic and diluted:
Income per unit	$0.56	$1.58

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2021	$735,256	$(166,981)	$568,275
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,084	11,084
Net realized loss on investments	—	(55,809)	(55,809)
Net change in unrealized appreciation/depreciation on investments	—	76,448	76,448
Distributions to Members from:
Distributable earnings	—	(15,000)	(15,000)
Total Increase in Members’ Capital for the three months ended March 31, 2021	—	16,723	16,723
Members’ Capital at March 31, 2021	$735,256	$(150,258)	$584,998

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,121	5,121
Net realized loss on investments	—	(211)	(211)
Net change in unrealized appreciation/depreciation on investments	—	6,354	6,354
Distributions to Members from:
Return of capital	(18,000)	—	(18,000)
Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2022	(18,000)	11,264	(6,736)
Members’ Capital at March 31, 2022	$472,088	$(89,520)	$382,568

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2022

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$11,264	$31,723
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	—	(9,406)
Purchases of short-term investments	(478,833)	(549,983)
Interest income paid in-kind	(4,038)	(3,675)
Proceeds from sales and paydowns of investments	13,670	10,688
Proceeds from sales of short-term investments	549,930	599,748
Net realized loss on investments	—	55,845
Change in net unrealized appreciation/depreciation on investments	(6,354)	(76,448)
Amortization of premium and accretion of discount, net	(54)	(489)
Amortization of deferred financing costs	457	240
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	3	3,064
(Increase) decrease in prepaid and other assets	36	46
Increase (decrease) in payable for short-term investments purchased	(71,097)	(49,765)
Increase (decrease) in management fees payable	(41)	(179)
Increase (decrease) in interest and credit facility expense payable	16	(48)
Increase (decrease) in directors’ fees payable	68	68
Increase (decrease) in other accrued expenses and liabilities	256	72
Net cash provided by operating activities	$15,283	$11,501
Cash Flows from Financing Activities
Return of capital	$(18,000)	$—
Distributions to Members	—	(15,000)
Net cash used in financing activities	$(18,000)	$(15,000)
Net decrease in cash and cash equivalents	$(2,717)	$(3,499)
Cash and cash equivalents, beginning of period	$8,532	$34,802
Cash and cash equivalents, end of period	$5,815	$31,303
Supplemental and non-cash financing activities
Interest expense paid	$597	$1,008

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2022

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

The Company has four wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of the Company.

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

March 31, 2022

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2022, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2022 was $100,875.

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

March 31, 2022

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2022, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In January 2021, the FASB issued Accounting Standards Update ("ASU") No. 2021-01, Reference Rate Reform (Topic 848) ("ASU 2021-01"). ASU 2021-01 is an update of ASU 2020-04 (defined below), which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and its impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provides optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of LIBOR and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

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

March 31, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2022:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$347,901	$—	$347,901
Equity	4,010	—	62,481	—	66,491
Investment Funds & Vehicles(1)	—	—	—	77,728	77,728
Short- term investments	478,833	—	—	—	478,833
Total	$482,843	$—	$410,382	$77,728	$970,953

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2021:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$341,742	$—	$341,742
Equity	9,750	—	55,638	—	65,388
Investment Funds & Vehicles(1)	—	—	—	88,335	88,335
Short- term investments	549,930	—	—	—	549,930
Total	$559,680	$—	$397,380	$88,335	$1,045,395

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2022:

	Debt	Equity	Total
Balance, January 1, 2022	$341,742	$55,638	$397,380
Purchases, including payments received in-kind	4,038	—	4,038
Sales and paydowns of investments	(710)	—	(710)
Amortization of premium and accretion of discount, net	54	—	54
Net realized gains	—	—	—
Net change in unrealized appreciation/depreciation	2,777	6,843	9,620
Balance, March 31, 2022	$347,901	$62,481	$410,382
Change in net unrealized appreciation/depreciation in investments held as of March 31, 2022	$2,777	$6,843	$9,620

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2021:

	Debt	Equity	Total
Balance, January 1, 2021	$476,052	$13,984	$490,036
Purchases, including payments received in-kind	18,487	5,134	23,621
Sales and paydowns of investments	(14,268)	—	(14,268)
Amortization of premium and accretion of discount, net	489	—	489
Net realized losses	(58,421)	(1,380)	(59,801)
Net change in unrealized appreciation/depreciation	67,815	3,983	71,798
Balance, March 31, 2021	$490,154	$21,721	$511,875
Change in net unrealized appreciation/depreciation in investments held as of March 31, 2021	$16,062	$2,603	$18,665

The Company did not have any transfers between levels during the three months ended March 31, 2022 and 2021.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2022.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$50,593	Income Method	Discount Rate	10.5 to 12.2%	11.3%	Decrease
Debt	$182,914	Market Method	EBITDA Multiple	5.0x to 8.0x	N/A	Increase
Debt	$77,638	Market Method	Revenue Multiple	1.1x to 1.3x	N/A	Increase
Debt	$3,030	Market Method	Indicative Bid	22.3% to 37.2%	N/A	Increase
Debt	$33,726	Market Method	EBITDA Multiple	3.3x to 5.5x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase
Equity	$35,542	Market Method	EBITDA Multiple	5.0x to 8.0x	N/A	Increase
Equity	$26,939	Market Method	EBITDA Multiple	3.3x to 5.5x	N/A	Increase
			Revenue Multiple	0.2x to 0.2x	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

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

4. Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board. On August 9, 2021, the Company’s Board reapproved the Advisory Agreement.

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

For the three months ended March 31, 2022, Management Fees incurred were $1,014, of which $1,014 remained payable as of March 31, 2022. For the three months ended March 31, 2021, Management Fees incurred amounted to $1,519, of which $1,519 remained payable at March 31, 2021.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

4. Agreements and Related Party Transactions (Continued)

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Since inception, the Company received $2,615 in such fees, none of which were during the three months ended March 31, 2022 and 2021.

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

No Incentive Fees were incurred during the three months ended March 31, 2022 and 2021.

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

March 31, 2022

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

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$24	$17	$190	$138
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	6,824	—
Total		$4,945	$17	$7,014	$138

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2022 and December 31, 2021, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2022, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

6. Members’ Capital

During the three months ended March 31, 2022 and 2021, the Company did not sell or issue any Common Units. The activity for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
Units at beginning of period	20,134,698	20,134,698
Units issued and committed at end of period	20,134,698	20,134,698

The Company did not process any deemed distributions and re-contributions during the three months ended March 31, 2022 and 2021.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

7. Credit Facility (Continued)

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2022, the Company was in compliance with such covenants.

As of March 31, 2022 and December 31, 2021, the Available Commitment under the Amended Credit Agreement was $61,750.

As of March 31, 2022 and December 31, 2021, the amounts outstanding under the Credit Facility were $115,250. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2022 and December 31, 2021, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 in connection with the April 6, 2021 Third Amended Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2022 and December 31, 2021, $41 and $498, respectively, of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
	2022	2021
Credit facility interest expense	$618	$1,009
Undrawn commitment fees	62	62
Administrative fees	16	16
Amortization of deferred financing costs	457	240
Total	$1,153	$1,327
Weighted average interest rate	2.14%	3.55%
Average outstanding balance	$115,250	$115,250

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of March 31, 2022 and December 31, 2021, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2022	December 31, 2021
Cost of investments for federal income tax purposes	$1,010,193	$1,088,923
Unrealized appreciation	$40,728	$37,008
Unrealized depreciation	$(79,985)	$(80,537)
Net unrealized depreciation on investments	$(39,257)	$(43,529)

The Company did not have any unrecognized tax benefits at December 31, 2021, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2022

9. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2022 and 2021 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the three months ended March 31,
	2022(1)	2021(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$39.65	$48.54
Income from Investment Operations:
Net investment income(1)	0.25	0.55
Net realized and unrealized gain (loss)	0.31	1.03
Total income from investment operations	0.56	1.58
Less Distributions:
From net investment income	—	(0.75)
Return of capital	(0.89)	—
Total distributions(2)	(0.89)	(0.75)
Net Asset Value Per Unit (accrual base), End of Period	$39.32	$49.37
Common Unitholder Total Return(3)(4)	3.40%	5.40%
Common Unitholder IRR(5)	8.35%	7.62%
Ratios and Supplemental Data
Members’ Capital, end of period	$382,568	$584,998
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	2.81%	2.42%
Ratio of financing cost to average net assets(4)	0.30%	0.23%
Ratio of net investment income to average net assets(6)	5.42%	7.86%
Credit facility payable	115,250	115,250
Asset coverage ratio	4.32	6.08
Portfolio turnover rate(4)	—	1.44%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2022 and 2021.
(2)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)
The Total Return for the three months ended March 31, 2022 and 2021 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 8.35% through March 31, 2022. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
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
•
a contraction of available credit could impair our ability to obtain leverage;
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

•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russia, Ukraine and China, including the effect of the current COVID-19 pandemic;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 29, 2022.

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

Investment Activity

As of March 31, 2022, our portfolio consisted of debt and equity investments in eight and seven portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of March 31, 2022, our portfolio was comprised of 70.7% debt investments which were primarily senior secured, first lien term loans and 29.3% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of March 31, 2022, representing 16.3% and 19.5% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2022:

Industry	Percent of Total Investments
Metals & Mining	25%
Industrial Conglomerates	16%
Investment Funds & Vehicles	16%
Diversified Consumer Services	11%
Pharmaceuticals	10%
Household Durables	8%
Hotels, Restaurants & Leisure	7%
Distributors	5%
Diversified Financial Services	1%
Technologies Hardware, Storage and Peripherals	1%
Total	100%

Results of Operations

Our operating results for the three months ended March 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2022	2021
Total investment income	$7,773	$14,504
Total expenses	2,652	3,420
Net investment income	5,121	11,084
Net realized loss on investments	—	(55,845)
Net change in unrealized appreciation/depreciation on investments	6,354	76,448
Net realized (loss) gain on short-term investments	(211)	36
Net increase in Members’ Capital from operations	$11,264	$31,723

Total investment income

Total investment income for the three months ended March 31, 2022 and 2021 was $7.8 million and $14.5 million, respectively, and included interest income (including interest income paid-in-kind) of $7.7 million and $11.7 million, respectively. Total investment income for the three months ended March 31, 2022 and 2021 included dividend income of $0 and $2.8 million, respectively, as well as $44 thousand and $27 thousand, respectively, of other income.

The decrease in total investment income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to the decrease in interest income and dividend income during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease in interest income was due to the decrease in the size of our debt portfolio which had investments in eight portfolio companies as of March 31, 2022 compared to investments in 11 portfolio companies as of March 31, 2021. The decrease in dividend income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to TCW Strategic Ventures not distributing any dividends to the Company during the three months ended March 31, 2022.

Net investment income

Net investment income for the three months ended March 31, 2022 and 2021 was $5.1 million and $11.1 million, respectively.

The decrease in net investment income during the three months ended March 31, 2022 versus the three months ended March 31, 2021, was primarily due to lower total investment income (as previously described) partially offset by lower total expenses.

Expenses for the three months ended March 31, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2022	2021
Expenses
Interest and credit facility expenses	$1,153	$1,327
Management fees	1,014	1,519
Administrative fees	172	207
Professional fees	136	165
Directors’ fees	78	78
Other expenses	99	124
Total expenses	$2,652	$3,420

Our total expenses for the three months ended March 31, 2022 and 2021 were $2.7 million and $3.4 million, respectively. Our total expenses included management fees attributed to the Adviser of $1.0 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

The decrease in total operating expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to lower management fees during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, resulting from the overall decrease in our investment portfolio’s size.

Net realized loss on investments

Our net realized loss on investments for the three months ended March 31, 2022 and 2021 was $0 and $55.8 million, respectively. The Company did not have a net realized gain or loss on investments during the three months ended March 31, 2022 as no investments were disposed during the three months ended March 31, 2022.

Our net realized loss on investments during the three months ended March 31, 2021 was attributable to a permanent impairment that we took on our term loan to Carrier & Technology Holdings, LLC and our term loan and revolver to Guardia LLC, which resulted in an aggregate realized loss of $58.8 million. Of the $58.8 million of aggregate realized losses, $56.5 million were from unrealized depreciation recognized in prior periods and $2.3 million were additional losses taken during the three months ended March 31, 2021. We also recognized a realized loss of $1.4 million on the partial disposition of our warrants to RTI Holding Company, LLC. These realized losses were partially offset by $4.0 million of realized gains on the partial disposition of our Quantum Corp. common stock.

Net change in unrealized appreciation/depreciation on investments

Our net change in unrealized appreciation/depreciation on investments for the three months ended March 31, 2022 and 2021 was $6.4 million and $76.4 million, respectively. Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
School Specialty, Inc.	Class B Preferred Stock	$3,516
H-D Advanced Manufacturing Company	Term Loan	3,450
TCW DLSV LLC	Preferred Membership Interests	2,354
RT Holdings Parent, LLC	Class A Units	2,231
Cedar Ultimate Parent, LLC	Class A Preferred Units	609
Pace Industries, Inc.	HoldCo Term Loan	558
Quantum Corporation	Common Stock	(5,741)
Retail & Animal Intermediate, LLC	Subordinated Loan	(1,430)
All others	Various	807
Net change in unrealized appreciation/depreciation		$6,354

Our net change in unrealized appreciation/depreciation for the three months ended March 31, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ Depreciation
Carrier & Technology Holdings	Term Loan	$42,546	*
Guardia LLC	Term Loan	9,388	*
Pace Industries, Inc.	Term Loan	5,990
Guardia LLC	Revolver	4,598	*
OTG Management, LLC	Term Loan	3,163
TCW Strategic Ventures	Preferred Membership Interest	3,000
Quantum Corporation	Common Stock	2,087
Noramco LLC	Term Loan	1,393
RTI Holding Company, LLC	Warrants	1,380
Cedar Ultimate Parent	Class A Preferred Units	1,316
All others	Various	1,587
Net change in unrealized appreciation/depreciation		$76,448

* Reversals of previously recognized unrealized depreciation. Recognized as realized loss during the three months ended March 31, 2021.

Net realized (loss)gain on short-term investments

During the three months ended March 31, 2022 and 2021 we incurred ($211) thousand and $36 thousand, respectively, in realized (losses) gains from our short-term investments in government treasuries.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the three months ended March 31, 2022 and 2021 was $11.3 million and $31.7 million, respectively.

The relative net increase in members’ capital from operations during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to lower net investment income (as previously discussed) in addition to lower net realized and unrealized gains on our investments during the three months ended March 31, 2022, compared to higher net realized and unrealized gains during the three months ended March 31, 2021.

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

As of March 31, 2022 and December 31, 2021, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2022	December 31, 2021
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2022, we were in compliance with such covenants.

As of March 31, 2022 and December 31, 2021, the Available Commitment under the Credit Facility was $61.8 million.

As of March 31, 2022 and December 31, 2021 the amounts outstanding under the Credit Facility were $115.3 million. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2022 and December 31, 2021, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2022 and December 31, 2021, $41.0 thousand and $0.5 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2022 and 2021 was as follows (dollar amounts in thousands):

	Three months ended March 31,
	2022	2021
Credit facility interest expense	$618	$1,009
Undrawn commitment fees	62	62
Administrative fees	16	16
Amortization of deferred financing costs	457	240
Total	$1,153	$1,327
Weighted average interest rate	2.14%	3.55%
Average outstanding balance	$115,250	$115,250

A summary of our contractual payment obligations as of March 31, 2022 and December 31, 2021 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2022	$177,000	$115,250	$61,750
Total Debt Obligations – December 31, 2021	$177,000	$115,250	$61,750

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

		March 31, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$24	$17	$190	$138
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	6,824	—
Total		$4,945	$17	$7,014	$138

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2022 and December 31, 2021, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At March 31, 2022, 98.1% of our debt investments bore interest based on floating rates, such as LIBOR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At March 31, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 98.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our March 31, 2022 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$9,557	$3,506	$6,051
Up 200 basis points	5,933	2,337	3,596
Up 100 basis points	2,316	1,169	1,147
Down 100 basis points	—	(528)	528

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

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months ended March 30, 2022

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 12, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 12, 2022	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer