Form 10-Q
period 2022-06-30
TCW Direct Lending LLC
filed 2022-08-11
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 11, 2022 was 20,134,698.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2022

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(3)	08/14/20	Term Loan - 9.50% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	5.6%	$23,293,037	08/14/25	$23,293,037	$23,293,037
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00%, Fixed Coupon, all PIK)	0.3%	27,843,469	11/14/25	23,151,200	1,392,173
				5.9%			46,444,237	24,685,210
Diversified Consumer Services
	School Specialty, Inc.(4)	09/15/20	Term Loan - 9.67% (LIBOR + 8.00%, 1.25% Floor)	8.6%	35,457,265	09/15/25	35,306,748	35,457,265
				8.6%			35,306,748	35,457,265
Diversified Financial Services
	Guardia LLC (2) (3)	07/02/18	Revolver - 8.75% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.7%	10,859,391	07/02/23	1,914,842	3,029,770
				0.7%			1,914,842	3,029,770
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 13.79% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	1.7%	6,960,300	02/24/25	6,960,300	6,960,300
				1.7%			6,960,300	6,960,300
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 9.67% (LIBOR + 8.00%, 1.50% Floor)	3.6%	15,126,452	12/18/23	15,125,415	15,126,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.0%	4,001,316	12/18/23	4,001,316	4,001,316
				4.6%			19,126,731	19,127,768
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, all PIK)	21.6%	122,933,674	01/01/23	122,882,686	89,741,582
				21.6%			122,882,686	89,741,582
Metals & Mining
	Pace Industries, Inc.(2) 4)	06/01/20	HoldCo Term Loan - 3.50% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	17.2%	87,156,748	06/01/40	78,137,870	71,119,906
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	13.2%	54,592,326	06/01/25	54,566,774	54,592,326
				30.4%			132,704,644	125,712,232
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 9.38% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	11.8%	49,092,363	12/31/23	49,004,031	48,994,178
				11.8%			49,004,031	48,994,178
	Total Debt Investments			85.3%			414,344,219	353,708,305

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Animal Supply Holdings, LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%		1,572,727	—
Diversified Consumer Services
	School Specialty, Inc.(2)(4)(6)(8)	Class A Preferred Stock	2.9%	806,264	8,062,637	12,093,956
	School Specialty, Inc.(2)(4)(6)(8)	Class B Preferred Stock	1.0%	359,474	356,635	4,205,846
	School Specialty, Inc.(2)(4)(6)(8)	Common Stock	6.5%	80,700	53,889	27,111,972
			10.4%		8,473,161	43,411,774
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	5.1%	5,475,885	5,133,708	20,828,076
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.8%	912,647	—	3,471,162
			5.9%		5,133,708	24,299,238
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	3.6%	9,297,990	9,187,902	14,974,041
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.1%	2,900,000	—	—
			3.7%		9,187,902	14,974,041
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	21.4%	88,560	88,560,000	89,051,255
			21.4%		88,560,000	89,051,255
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	917,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.6%	1,766,327	6,481,787	2,508,184
			0.6%		6,481,787	2,508,184
	Total Equity Investments		42.0%		121,519,807	174,244,492
	Total Debt & Equity Investments(9)		127.3%		535,864,026	527,952,797
	Short-term Investments
	U.S. Treasury Bill, Yield 0.09%		112.6%	470,000,000	467,001,400	467,001,400
	Total Short-term Investments		112.6%		467,001,400	467,001,400
	Total Investments (253.8%)				$1,002,865,426	$994,954,197
	Net unrealized depreciation on unfunded commitments (0.0%)					(17,246)
	Liabilities in Excess of Other Assets (-153.8%)					(580,321,810)
	Net Assets (100.0%)					$414,615,141

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and June 30, 2022 along with transactions during the period ended June 30, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2022	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings LLC Term Loan - 9.50%	22,248,202	1,094,001	(49,166)	—	—	23,293,037	1,249,594
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,807,357	—	(527,103)	—	749,516	3,029,770	—
Retail and Animal Intermediate Subordinated Loan - 7.00%	4,247,569	—	—	—	(2,855,396)	1,392,173	—
Total Non-Controlled Affiliated Investments	$29,303,128	$1,094,001	$(576,269)	$—	$(2,105,880)	$27,714,980	$1,249,594

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and June 30, 2022 along with transactions during the period ended June 30, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2022	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,710,871	$290,445	$—	$—	$—	$4,001,316	$293,537
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	351	—	—	(351)	15,126,452	842,849
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,255,955	—	—	—	(1,281,914)	14,974,041	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	2,262,000	—	—	—	(2,262,000)	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	73,617,540	—	—	—	(2,497,634)	71,119,906	31,148
Pace Industries, Inc. Term Loan - 9.75%	53,963,182	633,482	—	—	(4,338)	54,592,326	2,903,418
RT Holdings Parent, LLC Class A Unit	20,859,289	—	—	—	(31,213)	20,828,076	—
RT Holdings Parent, LLC Warrant	3,476,546	—	—	—	(5,384)	3,471,162	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	8,635,037	258,134	(1,932,871)	—	—	6,960,300	601,483
School Specialty, Inc. Common Stock	—	—	—	—	27,111,972	27,111,972	—
School Specialty, Inc. Preferred Stock A	12,093,956	—	—	—	—	12,093,956	—
School Specialty, Inc. Preferred Stock B	690,190	—	—	—	3,515,656	4,205,846	—
School Specialty, Inc. Term Loan - 9.25%	35,532,774	23,688	(75,510)	—	(23,687)	35,457,265	1,676,649
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	88,334,811	—	(12,960,000)	—	13,676,444	89,051,255	2,400,000
Total Controlled Affiliated Investments	$334,558,603	$1,206,100	$(14,968,381)	$—	$38,197,551	$358,993,873	$8,749,084

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2022

(7)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2022, $89,051,225 or 9.1% of the Company’s total assets were represented by “non-qualifying assets.”
(8)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities was $82,685,053, or 8.5% of the Company’s total assets.
(9)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of June 30, 2022. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $11,779,175 and $16,963,378, respectively, for the period ended June 30, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2020	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2021	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings LLC Term Loan - 9.50%	20,398,360	2,046,507	(196,665)	—	—	22,248,202	2,265,018
Carrier & Technology, LLC Common Stock	—	—	—	—	—	—	—
Carrier & Technology Holdings, LLC Term Loan—11.75%	—	231,174	(1,369,948)	(41,407,285)	42,546,059	—	231,174
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	5,782,424	133,991	—	(7,361,653)	4,252,595	2,807,357	68,403
Guardia LLC (fka Carrier & Technology Solutions, LLC) Term loan—8.75%	—	669,510	—	(10,057,378)	9,387,868	—	421,861
Retail and Animal Intermediate Subordinated Loan - 7.00%	9,617,957	—	(275,366)	—	(5,095,022)	4,247,569	(267,358)
Total Non-Controlled Affiliated Investments	$35,798,741	$3,081,182	$(1,841,979)	$(58,826,316)	$51,091,500	$29,303,128	$2,719,098

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

Name of Investment	Fair Value at December 31, 2020	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2021	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,177,284	$533,587	$—	$—	$—	$3,710,871	$550,844
Cedar Electronics Holdings, Corp Term Loan - 9.50%	20,795,847	1,560	(5,669,395)	—	(1,560)	15,126,452	2,008,188
Cedar Ultimate Parent, LLC Class A Preferred Unit	9,598,036	—	—	—	6,657,919	16,255,955	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	2,262,000	2,262,000	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	66,352,141	—	(19,165)	—	7,284,564	73,617,540	39,519
Pace Industries, Inc. Term Loan - 9.75%	52,749,501	1,222,430	—	—	(8,749)	53,963,182	5,515,898
RT Holdings Parent, LLC Class A Unit	—	5,133,708	—	—	15,725,581	20,859,289	—
RT Holdings Parent, LLC Warrant	—	—	—	—	3,476,546	3,476,546	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	—	15,211,786	(6,576,749)	—	—	8,635,037	1,519,814
School Specialty, Inc. Common Stock	—	—	—	—	—	—	—
School Specialty, Inc. Preferred Stock A	4,386,075	—	—	—	7,707,881	12,093,956	—
School Specialty, Inc. Preferred Stock B	—	—	—	—	690,190	690,190	—
School Specialty, Inc. Term Loan - 9.25%	34,562,488	1,054,673	(37,116)	—	(47,271)	35,532,774	3,459,729
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	138,889,888	—	(63,680,000)	—	13,124,923	88,334,811	7,200,000
Total Controlled Affiliated Investments	$330,511,260	$23,157,744	$(75,982,425)	$—	$56,872,024	$334,558,603	$20,293,992

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2022

	As of June 30,
	2022	As of December 31,
	(unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $178,369 and $170,197, respectively)	$141,244	$131,603
Non-controlled affiliated investments (amortized cost of $49,932 and $49,414, respectively)	27,715	29,303
Controlled affiliated investments (amortized cost of $307,564 and $321,326, respectively)	358,994	334,559
Cash and cash equivalents	2,712	8,532
Short-term investments	467,001	549,930
Interest receivable	1,438	1,608
Deferred financing costs	341	498
Prepaid and other assets	—	73
Total Assets	$999,445	$1,056,106
Liabilities
Payable for short-term investments purchased	$467,001	$549,930
Credit facility payable	115,250	115,250
Management fees payable	997	1,055
Interest and credit facility expense payable	355	267
Directors' fees payable	135	—
Unrealized depreciation on unfunded commitments	17	138
Other accrued expenses and other liabilities	1,075	162
Total Liabilities	$584,830	$666,802
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (20,134,698 units issued and outstanding)	$2,013,470	$2,013,470
Common Unitholders’ undrawn commitment: (20,134,698 units issued and outstanding)	(409,125)	(409,125)
Common Unitholders’ return of capital	(1,117,503)	(1,099,503)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,901)	(13,901)
Common Unitholders’ capital	472,088	490,088
Accumulated loss	(57,473)	(100,784)
Total Members’ Capital	$414,615	$389,304
Total Liabilities and Members’ Capital	$999,445	$1,056,106
Net Asset Value Per Unit (accrual base) (Note 9)	$40.91	$39.65

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2022

	Three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$1,290	$3,924	$2,209	$9,531
Interest income paid-in-kind	6,583	2,318	9,507	4,642
Other fee income	3	7	6	10
Non-controlled affiliated investments:
Interest income	21	325	144	579
Interest income paid-in-kind	561	504	1,094	1,063
Other fee income	6	7	12	11
Controlled affiliated investments:
Interest income	2,460	2,631	5,109	4,772
Interest income paid-in-kind	597	1,001	1,178	1,793
Dividend income	2,400	2,800	2,400	5,600
Other fee income	27	28	62	48
Total investment income	13,948	13,545	21,721	28,049
Expenses
Interest and credit facility expenses	1,039	1,148	2,192	2,475
Management fees	997	1,420	2,011	2,939
Administrative fees	176	200	348	407
Professional fees	205	125	341	291
Directors’ fees	78	86	156	164
Other expenses	136	94	235	218
Total expenses	2,631	3,073	5,283	6,494
Net investment income	$11,317	$10,472	$16,438	$21,555
Net realized and unrealized gain (loss) on investments
Net realized gain (loss):
Non-controlled/non-affiliated investments	$—	$457	$—	$3,438
Non-controlled affiliated investments	—	—	—	(58,826)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	3,775	(3,192)	1,591	4,893
Non-controlled affiliated investments	(904)	438	(2,106)	57,222
Controlled affiliated investments	28,458	24,977	38,198	36,556
Net realized (loss) gain on short-term investments	(99)	(9)	(310)	27
Net realized and unrealized gain on investments	$31,230	$22,671	$37,373	$43,310
Net increase in Members’ Capital from operations	$42,547	$33,143	$53,811	$64,865
Basic and diluted:
Income per unit	$2.11	$1.65	$2.68	$3.22

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2021	$735,256	$(166,981)	$568,275
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,084	11,084
Net realized loss on investments	—	(55,809)	(55,809)
Net change in unrealized appreciation/(depreciation) on investments	—	76,448	76,448
Distributions to Members from:
Distributable earnings	—	(15,000)	(15,000)
Total Increase in Members’ Capital for the three months ended March 31, 2021	—	16,723	16,723
Members’ Capital at March 31, 2021	$735,256	$(150,258)	$584,998
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	10,472	10,472
Net realized gain on investments	—	448	448
Net change in unrealized appreciation/(depreciation) on investments	—	22,223	22,223
Distributions to Members from:
Distributable earnings	—	(8,200)	(8,200)
Return of capital	(66,800)	—	(66,800)
Total (Decrease) Increase in Members’ Capital for the three months ended June 30, 2021	(66,800)	24,943	(41,857)
Members’ Capital at June 30, 2021	$668,456	$(125,315)	$543,141

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,121	5,121
Net realized loss on investments	—	(211)	(211)
Net change in unrealized appreciation/(depreciation) on investments	—	6,354	6,354
Distributions to Members from:
Return of capital	(18,000)	—	(18,000)
Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2022	(18,000)	11,264	(6,736)
Members’ Capital at March 31, 2022	$472,088	$(89,520)	$382,568
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,317	11,317
Net realized loss on investments	—	(99)	(99)
Net change in unrealized appreciation/(depreciation) on investments	—	31,329	31,329
Distributions to Members from:
Distributable earnings	—	(10,500)	(10,500)
Total Increase in Members’ Capital for the three months ended June 30, 2022	—	32,047	32,047
Members’ Capital at June 30, 2022	$472,088	$(57,473)	$414,615

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2022

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$53,811	$64,865
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	—	(9,490)
Purchases of short-term investments	(467,001)	(499,942)
Interest income paid in-kind	(11,779)	(7,498)
Proceeds from sales and paydowns of investments	16,963	80,003
Proceeds from sales of short-term investments	549,930	599,748
Net realized loss on investments	—	55,388
Change in net unrealized (appreciation)/depreciation on investments	(37,683)	(98,671)
Amortization of premium and accretion of discount, net	(111)	(749)
Amortization of deferred financing costs	609	684
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	170	3,508
(Increase) decrease in prepaid and other assets	73	82
Increase (decrease) in payable for short-term investments purchased	(82,929)	(99,806)
Increase (decrease) in management fees payable	(58)	(278)
Increase (decrease) in interest and credit facility expense payable	88	(202)
Increase (decrease) in directors’ fees payable	135	135
Increase (decrease) in other accrued expenses and liabilities	913	164
Net cash provided by operating activities	$23,131	$87,941
Cash Flows from Financing Activities
Return of capital	$(18,000)	$(66,800)
Distributions to Members	(10,500)	(23,200)
Deferred financing costs paid	(451)	(883)
Net cash used in financing activities	$(28,951)	$(90,883)
Net decrease in cash and cash equivalents	$(5,820)	$(2,942)
Cash and cash equivalents, beginning of period	$8,532	$34,802
Cash and cash equivalents, end of period	$2,712	$31,860
Supplemental and non-cash financing activities
Interest expense paid	$1,337	$1,785

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2022

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

The Company has several wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of the Company.

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

June 30, 2022

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2022, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2022 was $100,875.

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

Income Recognition: Interest income is recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized as interest income in the period in which the fees were earned. Income received in exchange for the provision of services such as administration and managerial services is recognized as other fee income in the period in which it was earned.

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

June 30, 2022

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2022, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04 (defined below), which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and their impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of LIBOR and other interbank offered reference rates as of the end of 2021. The ASU is effective for certain reference rate-related contract modifications that occur during the period March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

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

June 30, 2022

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2022:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$353,708	$—	$353,708
Equity	2,508	—	82,685	—	85,193
Investment Funds & Vehicles(1)	—	—	—	89,051	89,051
Short- term investments	467,001	—	—	—	467,001
Total	$469,509	$—	$436,393	$89,051	$994,953

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

June 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2022:

	Debt	Equity	Total
Balance, April 1, 2022	$347,901	$62,481	$410,382
Purchases, including payments received in-kind	7,741	—	7,741
Sales and paydowns of investments	(3,295)	—	(3,295)
Amortization of premium and accretion of discount, net	57	—	57
Net realized gains	—	—	—
Net change in unrealized appreciation/(depreciation)	1,304	20,204	21,508
Balance, June 30, 2022	$353,708	$82,685	$436,393
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$1,302	$20,204	$21,506

	Debt	Equity	Total
Balance, January 1, 2022	$341,742	$55,638	$397,380
Purchases, including payments received in-kind	11,779	—	11,779
Sales and paydowns of investments	(4,005)	—	(4,005)
Amortization of premium and accretion of discount, net	111	—	111
Net realized losses	—	—	—
Net change in unrealized appreciation/(depreciation)	4,081	27,047	31,128
Balance, June 30, 2022	$353,708	$82,685	$436,393
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$4,079	$27,047	$31,126

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2021:

	Debt	Equity	Total
Balance, April 1, 2021	$490,154	$21,721	$511,875
Purchases, including payments received in-kind	3,907	—	3,907
Sales and paydowns of investments	(57,744)	—	(57,744)
Amortization of premium and accretion of discount, net	261	—	261
Net realized losses	—	—	—
Net change in unrealized appreciation/(depreciation)	6,932	16,243	23,175
Balance, June 30, 2021	$443,510	$37,964	$481,474
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2021	$6,552	$16,243	$22,795

	Debt	Equity	Total
Balance, January 1, 2021	$476,052	$13,984	$490,036
Purchases, including payments received in-kind	22,394	5,134	27,528
Sales and paydowns of investments	(72,012)	—	(72,012)
Amortization of premium and accretion of discount, net	749	—	749
Net realized losses	(58,421)	(1,380)	(59,801)
Net change in unrealized appreciation/(depreciation)	74,748	20,226	94,974
Balance, June 30, 2021	$443,510	$37,964	$481,474
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2021	$22,614	$18,846	$41,460

The Company did not have any transfers between levels during the three and six months ended June 30, 2022 and 2021.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2022.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$48,994	Income Method	Discount Rate	11.9 to 13.4%	12.7%	Decrease
Debt	$234,581	Market Method	EBITDA Multiple	6.0x to 7.8x	N/A	Increase
Debt	$35,457	Market Method	Revenue Multiple	1.1x to 1.4x	N/A	Increase
Debt	$3,030	Market Method	Indicative Bid	22.3% to 37.2%	N/A	Increase
Debt	$31,646	Market Method	EBITDA Multiple	3.5x to 5.5x	N/A	Increase
			Revenue Multiple	0.1x to 0.2x	N/A	Increase
Equity	$14,973	Market Method	EBITDA Multiple	6.0x to 7.6x	N/A	Increase
Equity	$43,412	Market Method	Revenue Multiple	1.1x to 1.4x	N/A	Increase
Equity	$24,300	Market Method	EBITDA Multiple	3.5x to 5.5x	N/A	Increase
			Revenue Multiple	0.1x to 0.2x	N/A	Increase

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

June 30, 2022

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

For the three and six months ended June 30, 2022, Management Fees incurred were $997 and $2,011, respectively, of which $997 remained payable as of June 30, 2022. For the three and six months ended June 30, 2021, Management Fees incurred amounted to $1,420 and $2,939, respectively, of which $1,420 remained payable at June 30, 2021.

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Since inception, the Company received $2,615 in such fees, none of which were during the three and six months ended June 30, 2022 and 2021.

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

June 30, 2022

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

No Incentive Fees were incurred during the three and six months ended June 30, 2022 and 2021.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$24	$17	$190	$138
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	6,824	—
Total		$4,945	$17	$7,014	$138

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2022 and December 31, 2021, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2022, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2022 and 2021, the Company did not sell or issue any Common Units. The activity for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698
Units issued and committed at end of period	20,134,698	20,134,698	20,134,698	20,134,698

The Company did not process any deemed distributions and re-contributions during the three and six months ended June 30, 2022 and 2021.

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

June 30, 2022

7. Credit Facility (Continued)

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2022, the Company was in compliance with such covenants.

As of June 30, 2022 and December 31, 2021, the Available Commitment under the Amended Credit Agreement was $61,750.

As of June 30, 2022 and December 31, 2021, the amounts outstanding under the Credit Facility were $115,250. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2022 and December 31, 2021, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 in connection with the April 6, 2021 Third Amended Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2022 and December 31, 2021, $341 and $498, respectively, of such prepaid deferred financing costs has yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

7. Credit Facility (Continued)

The summary information regarding the Credit Facility for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Credit facility interest expense	$808	$625	$1,426	$1,634
Undrawn commitment fees	62	62	124	124
Administrative fees	17	17	33	33
Amortization of deferred financing costs	152	444	609	684
Total	$1,039	$1,148	$2,192	$2,475
Weighted average interest rate	2.78%	2.18%	2.46%	2.86%
Average outstanding balance	$115,250	$115,250	$115,250	$115,250

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of June 30, 2022 and December 31, 2021, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2022	December 31, 2021
Cost of investments for federal income tax purposes	$1,002,865	$1,088,923
Unrealized appreciation	$61,674	$37,008
Unrealized depreciation	$(69,602)	$(80,537)
Net unrealized depreciation on investments	$(7,928)	$(43,529)

The Company did not have any unrecognized tax benefits at December 31, 2021, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

The Company's investment in School Specialty, Inc.'s common stock is held through TCW DL SSP LLC, an unconsolidated special purpose vehicle. The fair value of such equity investment as of June 30, 2022 is net of a $9,276 deferred tax liability recorded by TCW DL SSP LLC. TCW DL SSP LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2022

9. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2022 and 2021 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the six months ended June 30,
	2022(1)	2021(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$39.65	$48.54
Income from Investment Operations:
Net investment income(1)	0.82	1.07
Net realized and unrealized gain	1.86	2.15
Total income from investment operations	2.68	3.22
Less Distributions:
From net investment income	(0.53)	(1.15)
Return of capital	(0.89)	(3.32)
Total distributions(2)	(1.42)	(4.47)
Net Asset Value Per Unit (accrual base), End of Period	$40.91	$47.29
Common Unitholder Total Return(3)(4)	16.47%	11.37%
Common Unitholder IRR(5)	8.81%	7.98%
Ratios and Supplemental Data
Members’ Capital, end of period	$414,615	$543,141
Units outstanding, end of period	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	2.75%	2.33%
Ratio of financing cost to average net assets(4)	0.57%	0.44%
Ratio of net investment income to average net assets(6)	8.55%	7.72%
Credit facility payable	115,250	115,250
Asset coverage ratio	4.60	5.71
Portfolio turnover rate(4)	—	1.49%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2022 and 2021.
(2)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)
The Total Return for the six months ended June 30, 2022 and 2021 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 8.81% through June 30, 2022. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized.

10. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 11, 2022 the term of the Company was extended for a one-year period from September 14, 2022 to September 14, 2023 via a vote by the Unitholders. However, the management fee will only be paid through December 31, 2022.

On July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended the (“1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are an investment company.

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

Investment Activity

As of June 30, 2022, our portfolio consisted of debt and equity investments in eight and seven portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of June 30, 2022, our portfolio was comprised of 67.0% debt investments which were primarily senior secured, first lien term loans and 33.0% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of June 30, 2022, representing 14.3% and 19.3% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2022:

Industry	Percent of Total Investments
Metals & Mining	24%
Industrial Conglomerates	17%
Investment Funds & Vehicles	17%
Diversified Consumer Services	15%
Pharmaceuticals	9%
Household Durables	6%
Hotels, Restaurants & Leisure	6%
Distributors	5%
Diversified Financial Services	1%
Technologies Hardware, Storage and Peripherals	0%
Total	100%

Results of Operations

Our operating results for the three and six months ended June 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Total investment income	$13,948	$13,545	$21,721	$28,049
Total expenses	2,631	3,073	5,283	6,494
Net investment income	11,317	10,472	16,438	21,555
Net realized loss on investments	—	457	—	(55,388)
Net change in unrealized appreciation/(depreciation) on investments	31,329	22,223	37,683	98,671
Net realized (loss) gain on short-term investments	(99)	(9)	(310)	27
Net increase in Members’ Capital from operations	$42,547	$33,143	$53,811	$64,865

Total investment income

Total investment income for the three months ended June 30, 2022 and 2021 was $13.9 million and $13.5 million, respectively, and included interest income (including interest income paid-in-kind) of $11.5 million and $10.7 million, respectively. Total investment income for the three months ended June 30, 2022 and 2021 also included dividend income of $2.4 and $2.8 million, respectively, as well as $36 thousand and $42 thousand, respectively, of other income.

Total investment income for the six months ended June 30, 2022 and 2021 was $21.7 million and $28.0 million, respectively, and included interest income (including interest income paid-in-kind) of $19.2 million and $22.4 million, respectively. Total investment income for the six months ended June 30, 2022 and 2021 also included dividend income of $2.4 million and $5.6 million, respectively, as well as other income of $0.1 million for each period.

Total investment income was flat during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decline in our total investment income due to the decrease in our investment portfolio size during the three months ended June 30, 2022 compared to June 30, 2021 was partially offset by a PIK amendment fee that we earned on our term loan to H-D Advanced Manufacturing Company during the three months ended June 30, 2022, resulting in a relatively similar total investment income between the three months ended June 30, 2022 versus three months ended June 30, 2021.

Total investment income decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the decrease in the size of our debt portfolio (which had investments in eight portfolio companies as of June 30, 2022, compared to investments in 10 portfolio companies as of June 30, 2021), as well as the decrease in dividend income from TCW Strategic Ventures, partially offset by the PIK amendment fee that we earned on our term loan to H-D Advanced Manufacturing Company during the three months ended June 30, 2022.

Net investment income

Net investment income for the three months ended June 30, 2022 and 2021 was $11.3 million and $10.5 million, respectively. Net investment income for the six months ended June 30, 2022 and 2021 was $16.4 million and $21.6 million, respectively.

The slight increase in net investment income during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to relatively flat total investment income as described above, coupled with lower total expenses during the three months ended June 30, 2022 versus the three months ended June 30, 2021.

The decrease in net investment income during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to lower total investment income as previously described, partially offset by lower total expenses.

Expenses for the three and six months ended June 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Expenses
Interest and credit facility expenses	$1,039	$1,148	$2,192	$2,475
Management fees	997	1,420	2,011	2,939
Administrative fees	176	200	348	407
Professional fees	205	125	341	291
Directors’ fees	78	86	156	164
Other expenses	136	94	235	218
Total expenses	$2,631	$3,073	$5,283	$6,494

Our total expenses for the three months ended June 30, 2022 and 2021 were $2.6 million and $3.1 million, respectively. Our total expenses included management fees attributed to the Adviser of $1.0 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively.

Our total expenses for the six months ended June 30, 2022 and 2021 were $5.3 million and $6.5 million, respectively. Our total expenses included management fees attributed to the Adviser of $2.0 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.

The decrease in total operating expenses during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, was primarily due to lower management fees, resulting from the overall decrease in our investment portfolio’s size as well as lower interest and credit facility expenses due to a slightly lower weighted average interest rate.

Net realized gain (loss) on investments

Our net realized gain on investments for the three months ended June 30, 2022 and 2021 was $0 and $0.5 million, respectively. The Company did not have a net realized gain or loss on investments during the three months ended June 30, 2022 as no investments were disposed of during the three months ended June 30, 2022.

Our net realized gain on investments during the three months ended June 30, 2021 was entirely attributable to the partial disposition of our Quantum Corp. common stock.

Our net realized gain (loss) on investments for the six months ended June 30, 2022 and 2021 was $0 and $(55.4) million, respectively. The Company did not have a net realized gain or loss on investments during the six months ended June 30, 2022 as no investments were disposed of during the six months ended June 30, 2022.

Our net realized loss on investments during the six months ended June 30, 2021 was attributable to a permanent impairment that we took on our term loan to Carrier & Technology Holdings, LLC and our term loan and revolver to Guardia LLC, which resulted in an aggregate realized loss of $58.8 million. Of the $58.8 million of aggregate realized loss, $56.5 million was from unrealized depreciation recognized in prior periods and $2.3 million was additional losses taken during the current period. We also recognized a realized loss of $1.4 million on the partial disposition of our warrants to RTI Holding Company, LLC. These realized losses were partially offset by $4.4 million of realized gains on the partial disposition of our Quantum Corp. common stock.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2022 and 2021 was $31.3 million and $22.2 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
School Specialty, Inc.	Common Stock	$26,648
TCW DLSV LLC	Preferred Membership Interests	11,323
H-D Advanced Manufacturing Company	Term Loan	5,543
Retail & Animal Intermediate, LLC	Subordinated Loan	(1,426)
Quantum Corporation	Common Stock	(1,501)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(1,891)
Cedar Ultimate Parent, LLC	Class D Preferred Units	(1,914)
RT Holdings Parent, LLC	Class A Units	(2,262)
Pace Industries, Inc.	HoldCo Term Loan	(3,055)
All others	Various	(136)
Net change in unrealized appreciation/(depreciation)		$31,329

Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
School Specialty, Inc.	Preferred Stock	$7,498
TCW Strategic Ventures	Preferred Membership Interest	5,215
Cedar Ultimate Parent, LLC	Preferred Stock	4,383
RTI Holding Company, LLC	Class A Units	3,738
Pace Industries, Inc.	Term Loan	3,532
Noramco, LLC	Term Loan	1,445
ASC Acquisition Holdings, LLC	Term Loan	1,143
Quantum Corporation	Common Stock	(2,942)
H-D Advanced Manufacturing Company	Term Loan	(3,407)
All others	Various	1,618
Net change in unrealized appreciation/(depreciation)		$22,223

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2022 and 2021 was $37.7 million and $98.7 million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
School Specialty, Inc.	Common Stock	$27,112
TCW Strategic Ventures	Preferred Membership Interests	13,676
H-D Advanced Manufacturing Company	Term Loan	8,993
School Specialty, Inc.	Preferred Stock	3,516
Cedar Ultimate Parent, LLC	Class A Preferred Units	(1,282)
Cedar Ultimate Parent, LLC	Class D Preferred Units	(2,262)
Pace Industries, Inc.	HoldCo Term Loan	(2,498)
Retail & Animal Intermediate, LLC	Subordinated Term Loan	(2,855)
Quantum Corporation	Common Stock	(7,242)
All others	Various	525
Net change in unrealized appreciation/(depreciation)		$37,683

Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Carrier & Technology Holdings, LLC	Term Loan	$42,546	*
Pace Industries, Inc.	Term Loan	9,520
Guardia, LLC	Term Loan	9,387	*
TCW Strategic Ventures	Preferred Membership Interest	8,214
School Specialty, Inc.	Preferred Stock	7,531
Cedar Ultimate Parent, LLC	Preferred Stock	5,699
Guardia, LLC	Revolver	4,816	*
RTI Holding Company, LLC	Class A Units	4,081
OTG Management, LLC	Term Loan	4,312
Noramco, LLC	Term Loan	2,838
RTI Holding Company, LLC	Warrants	1,536
RTI Holding Company, LLC	Warrants	1,380	*
H-D Advanced Manufacturing Company	Revolver	(4,147)
All others	Various	958
Net change in unrealized appreciation/(depreciation)		$98,671

*Includes reversals of previously recognized unrealized appreciation/(depreciation). Recognized as realized gains/(losses) and/or accelerated original issue discount during the six months ended June 30, 2021.

Net realized (loss)gain on short-term investments

During the three months ended June 30, 2022 and 2021 we incurred ($99) thousand and ($9) thousand, respectively, in realized losses from our short-term investments in government treasuries.

During the six months ended June 30, 2022 and 2021 we incurred ($310) thousand and $27 thousand, respectively, in realized (losses) gains from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended June 30, 2022 and 2021 was $42.5 million and $33.1 million, respectively.

Our net increase in Members’ Capital from operations during the six months ended June 30, 2022 and 2021 was $53.8 million and $64.9 million, respectively.

The relative increase in net increase in Members’ Capital from operations during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to higher net investment income in addition to higher net realized and unrealized gains.

The relative decrease in net increase in Members’ Capital from operations during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to lower net investment income and lower net realized and unrealized gains.

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

As of June 30, 2022 and December 31, 2021, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2022	December 31, 2021
Commitments	$2,013,470	$2,013,470
Undrawn commitments	$409,125	$409,125
Percentage of commitments funded	79.7%	79.7%
Units	20,134,698	20,134,698

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2022, we were in compliance with such covenants.

As of June 30, 2022 and December 31, 2021, the Available Commitment under the Credit Facility was $61.8 million.

As of June 30, 2022 and December 31, 2021 the amounts outstanding under the Credit Facility were $115.3 million. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2022 and December 31, 2021, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2022 and December 31, 2021, $0.3 million and $0.5 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2022 and 2021 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Credit facility interest expense	$808	$625	$1,426	$1,634
Undrawn commitment fees	62	62	124	124
Administrative fees	17	17	33	33
Amortization of deferred financing costs	152	444	609	684
Total	$1,039	$1,148	$2,192	$2,475
Weighted average interest rate	2.78%	2.18%	2.46%	2.86%
Average outstanding balance	$115,250	$115,250	$115,250	$115,250

A summary of our contractual payment obligations as of June 30, 2022 and December 31, 2021 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2022	$177,000	$115,250	$61,750
Total Debt Obligations – December 31, 2021	$177,000	$115,250	$61,750

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

		June 30, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$24	$17	$190	$138
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	6,824	—
Total		$4,945	$17	$7,014	$138

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2022 and December 31, 2021, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2022, 98.5% of our debt investments bore interest based on floating rates, such as LIBOR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At June 30, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 82.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our June 30, 2022 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$11,010	$3,506	$7,504
Up 200 basis points	7,340	2,337	5,003
Up 100 basis points	3,670	1,169	2,501
Down 100 basis points	(291)	(1,212)	921
Down 200 basis points	(291)	(2,088)	1,797

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

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the six months ended June 30, 2022

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 11, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 11, 2022	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer