Form 10-Q
period 2022-09-30
TCW Direct Lending LLC
filed 2022-11-10
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 10, 2022 was 18,034,649.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(3)	08/14/20	Term Loan - 11.66% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	5.6%	$23,929,514	08/14/25	$23,929,514	$21,632,281
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00%, Fixed Coupon, all PIK)	0.0%	28,344,529	11/14/25	23,151,201	-
				5.6%			47,080,715	21,632,281

Diversified Consumer Services
	School Specialty, Inc.(4)	09/15/20	Term Loan - 11.12% (LIBOR + 8.00%, 1.25% Floor)	9.2%	35,420,151	09/15/25	35,281,509	35,420,151
				9.2%			35,281,509	35,420,151
Diversified Financial Services
	Guardia LLC (2) (3)	07/02/18	Revolver - 9.82% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.7%	11,376,877	07/02/23	1,926,627	2,537,044
				0.7%			1,926,627	2,537,044
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 14.50% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	1.8%	6,975,838	02/24/25	6,975,838	6,975,838
				1.8%			6,975,838	6,975,838
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 10.52% (LIBOR + 8.00%, 1.50% Floor)	3.9%	15,126,452	12/18/23	15,125,578	15,126,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.1%	4,156,668	12/18/23	4,156,668	4,156,668
				5.0%			19,282,246	19,283,120
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 11.63% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	26.2%	126,331,008	11/12/25	126,222,334	101,191,137
				26.2%			126,222,334	101,191,137
Metals & Mining
	Pace Industries, Inc.(2) 4)	06/01/20	HoldCo Term Loan - 5.15% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	14.7%	87,963,044	06/01/40	78,137,869	56,736,164
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 11.39% inc PIK (LIBOR + 8.25%, 1.50% Floor, all PIK)	14.5%	55,967,931	06/01/25	55,944,585	55,967,931
				29.2%			134,082,454	112,704,095
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 10.66% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	11.4%	44,386,516	12/31/23	44,320,136	44,208,970
				11.4%			44,320,136	44,208,970
	Total Debt Investments			89.1%			415,171,860	343,952,636

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Animal Supply Holdings, LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%		1,572,727	—
Diversified Consumer Services
	School Specialty, Inc.(2)(4)(6)(8)	Class A Preferred Stock	3.4%	806,264	8,062,637	13,061,472
	School Specialty, Inc.(2)(4)(6)(8)	Class B Preferred Stock	1.2%	359,474	356,635	4,529,373
	School Specialty, Inc.(2)(4)(6)(8)	Common Stock	5.6%	80,700	53,889	21,608,160
	PNI Litigation Trust (Guardia LLC) (2)(3)	Preferred Equity	0.0%	41,786	41,786	—
			10.2%		8,514,947	39,199,005
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	5.0%	5,475,885	5,133,708	19,321,660
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.8%	912,647	—	3,220,065
			5.8%		5,133,708	22,541,725
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	3.2%	9,297,990	9,187,902	12,197,010
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.0%	2,900,000	—	—
			3.2%		9,187,902	12,197,010
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	21.0%	84,880	84,880,000	81,165,060
			21.0%		84,880,000	81,165,060
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	917,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.5%	1,766,327	6,481,788	1,907,633
			0.5%		6,481,788	1,907,633
	Total Equity Investments		40.7%		117,881,594	157,010,433
	Total Debt & Equity Investments(9)		129.8%		533,053,454	500,963,069
	Cash Equivalents
	First American Government Obligation Fund, Yield 2.73%		0.4%	1,619,572	1,619,572	1,619,572
	Total Cash Equivalents		0.4%		1,619,572	1,619,572
	Short-term Investments
	U.S. Treasury Bill, Yield 3.57%		130.5%	510,000,000	504,634,800	504,634,800
	Total Short-term Investments		130.5%		504,634,800	504,634,800
	Total Investments (260.4%)				$1,039,307,826	$1,007,217,441
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-160.4%)					(620,417,073)
	Net Assets (100.0%)					$386,800,369

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and September 30, 2022 along with transactions during the period ended September 30, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2022	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings LLC Term Loan - 9.50%	22,248,202	1,730,478	(49,166)	—	(2,297,233)	21,632,281	1,750,185
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,807,357	—	(515,316)	—	245,003	2,537,044	—
PNI Litigation Trust (fka Guardia LLC) Preferred Equity	—	41,786	—	—	(41,786)	—	—
Retail and Animal Intermediate Subordinated Loan - 7.00%	4,247,569	—	—	—	(4,247,569)	—	696
Total Non-Controlled Affiliated Investments	$29,303,128	$1,772,264	$(564,482)	$—	$(6,341,585)	$24,169,325	$1,750,881

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and September 30, 2022 along with transactions during the period ended September 30, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2022	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,710,871	$445,797	$—	$—	$—	$4,156,668	$449,824
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	514	—	—	(514)	15,126,452	1,296,706
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,255,955	—	—	—	(4,058,945)	12,197,010	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	2,262,000	—	—	—	(2,262,000)	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	73,617,540	—	—	—	(16,881,376)	56,736,164	46,584
Pace Industries, Inc. Term Loan - 9.75%	53,963,182	2,011,293	—	—	(6,544)	55,967,931	3,730,679
RT Holdings Parent, LLC Class A Unit	20,859,289	—	—	—	(1,537,629)	19,321,660	—
RT Holdings Parent, LLC Warrant	3,476,546	—	—	—	(256,481)	3,220,065	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	8,635,037	365,173	(2,024,372)	—	—	6,975,838	1,228,406
School Specialty, Inc. Common Stock	—	—	—	—	21,608,160	21,608,160	—
School Specialty, Inc. Preferred Stock A	12,093,956	—	—	—	967,516	13,061,472	—
School Specialty, Inc. Preferred Stock B	690,190	—	—	—	3,839,183	4,529,373	—
School Specialty, Inc. Term Loan - 9.25%	35,532,773	34,937	(111,996)	—	(35,563)	35,420,151	2,621,920
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	88,334,811	—	(16,640,000)	—	9,470,249	81,165,060	3,600,000
Total Controlled Affiliated Investments	$334,558,602	$2,857,714	$(18,776,368)	$—	$10,846,056	$329,486,004	$12,974,118

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2022

(7)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2022, $81,165,060 or 8.0% of the Company’s total assets were represented by “non-qualifying assets.”
(8)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities was $73,937,740, or 7.3% of the Company’s total assets.
(9)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of September 30, 2022. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PRIME - Prime Rate

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $17,547,119 and $24,979,466, respectively, for the period ended September 30, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2022

	As of September 30,
	2022	As of December 31,
	(unaudited)	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $177,024 and $170,197, respectively)	$147,308	$131,603
Non-controlled affiliated investments (amortized cost of $50,622 and $49,414, respectively)	24,169	29,303
Controlled affiliated investments (amortized cost of $305,407 and $321,326, respectively)	329,486	334,559
Cash and cash equivalents	4,620	8,532
Short-term investments	504,635	549,930
Interest receivable	1,198	1,608
Deferred financing costs	229	498
Prepaid and other assets	79	73
Total Assets	$1,011,724	$1,056,106
Liabilities
Payable for short-term investments purchased	$504,635	$549,930
Credit facility payable	118,250	115,250
Management fees payable	1,005	1,055
Interest and credit facility expense payable	504	267
Directors' fees payable	203	—
Unrealized depreciation on unfunded commitments	0	138
Other accrued expenses and other liabilities	327	162
Total Liabilities	$624,924	$666,802
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units and 20,134,698 units issued and outstanding, respectively)	$1,803,465	$2,013,470
Common Unitholders’ undrawn commitment: (18,034,649 units and 20,134,698 units issued and outstanding, respectively)	(199,120)	(409,125)
Common Unitholders’ return of capital	(1,120,903)	(1,099,503)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,901)	(13,901)
Common Unitholders’ capital	468,688	490,088
Accumulated loss	(81,888)	(100,784)
Total Members’ Capital	$386,800	$389,304
Total Liabilities and Members’ Capital	$1,011,724	$1,056,106
Net Asset Value Per Unit (accrual base) (Note 9)	$32.49	$39.65

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

	Three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$1,234	$4,073	$3,443	$13,606
Interest income paid-in-kind	3,441	1,928	12,948	6,570
Other fee income	4	2	10	12
Non-controlled affiliated investments:
Interest income	(142)	—	2	578
Interest income paid-in-kind	636	522	1,730	1,585
Other fee income	7	6	19	17
Controlled affiliated investments:
Interest income	1,352	2,312	6,461	7,084
Interest income paid-in-kind	1,638	930	2,816	2,723
Dividend income	1,200	1,600	3,600	7,200
Other fee income	35	28	97	76
Total investment income	9,405	11,401	31,126	39,451
Expenses
Interest and credit facility expenses	$1,436	$1,151	$3,628	$3,626
Management fees	1,005	1,299	3,016	4,238
Professional fees	156	151	497	442
Administrative fees	141	194	489	601
Directors’ fees	86	78	242	242
Other expenses	562	72	797	290
Total expenses	3,386	2,945	8,669	9,439
Net investment income	$6,019	$8,456	$22,457	$30,012
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain :
Non-controlled/non-affiliated investments	$—	$(11)	$—	$3,427
Non-controlled affiliated investments	—	—	—	(58,826)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	7,426	7,198	9,017	12,091
Non-controlled affiliated investments	(4,236)	(3,305)	(6,342)	53,917
Controlled affiliated investments	(27,352)	13,186	10,846	49,742
Net realized gain (loss) on short-term investments	128	4	(182)	31
Net realized and unrealized (loss) gain on investments	$(24,034)	$17,072	$13,339	$60,382
Net (decrease) increase in Members’ Capital from operations	$(18,015)	$25,528	$35,796	$90,394
Basic and diluted:
(Loss) income per unit	$(1.00)	$1.27	$1.98	$4.49

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

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

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,121	5,121
Net realized loss on investments	—	(211)	(211)
Net change in unrealized appreciation/(depreciation) on investments	—	6,354	6,354
Distributions to Members from:
Return of capital	(18,000)	—	(18,000)
Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2022	(18,000)	11,264	(6,736)
Members’ Capital at March 31, 2022	$472,088	$(89,520)	$382,568
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,317	11,317
Net realized loss on investments	—	(99)	(99)
Net change in unrealized appreciation/(depreciation) on investments	—	31,329	31,329
Distributions to Members from:
Distributable earnings	—	(10,500)	(10,500)
Total Increase in Members’ Capital for the three months ended June 30, 2022	—	32,047	32,047
Members’ Capital at June 30, 2022	$472,088	$(57,473)	$414,615
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	6,019	6,019
Net realized gain on investments	—	128	128
Net change in unrealized appreciation/(depreciation) on investments	—	(24,162)	(24,162)
Distributions to Members from:
Distributable earnings	—	(6,400)	(6,400)
Return of capital	(3,400)	—	(3,400)
Total Decrease in Members’ Capital for the three months ended September 30, 2022	(3,400)	(24,415)	(27,815)
Members’ Capital at September 30, 2022	$468,688	$(81,888)	$386,800

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$35,796	$90,394
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(53)	(9,619)
Purchases of short-term investments	(504,635)	(549,944)
Interest income paid in-kind	(17,494)	(10,878)
Proceeds from sales and paydowns of investments	24,979	213,692
Proceeds from sales of short-term investments	549,930	599,748
Net realized loss on investments	—	55,399
Change in net unrealized (appreciation)/depreciation on investments	(13,521)	(115,750)
Amortization of premium and accretion of discount, net	452	(864)
Amortization of deferred financing costs	723	1,152
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	410	3,414
(Increase) decrease in prepaid and other assets	(6)	(28)
Increase (decrease) in payable for short-term investments purchased	(45,295)	(49,804)
Increase (decrease) in management fees payable	(50)	(399)
Increase (decrease) in interest and credit facility expense payable	237	(197)
Increase (decrease) in directors’ fees payable	203	203
Increase (decrease) in other accrued expenses and liabilities	165	39
Net cash provided by operating activities	$31,841	$226,558
Cash Flows from Financing Activities
Return of capital	$(21,400)	$(221,800)
Distributions to Members	(16,900)	(32,700)
Deferred financing costs paid	(453)	(884)
Proceeds from credit facility	3,000	—
Net cash used in financing activities	$(35,753)	$(255,384)
Net decrease in cash and cash equivalents	$(3,912)	$(28,826)
Cash and cash equivalents, beginning of period	$8,532	$34,802
Cash and cash equivalents, end of period	$4,620	$5,976
Supplemental and non-cash financing activities
Interest expense paid	$2,431	$2,389

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

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

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), September 14, 2020. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On April 30, 2021, the Company’s Board of Directors approved the second one year extension of the Company’s term from September 14, 2021 to September 14, 2022. On July 11, 2022 the term of the Company was extended for a one-year period from September 14, 2022 to September 14, 2023 via a supermajority vote of the Unitholders.

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

September 30, 2022

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2022, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

	Commitments	Undrawn Commitments	% of Commitments Funded	Units
Common Unitholder	$1,803,465	$199,120	89.0%	18,034,649

Recallable Amount: A Common Unitholder may be required to re-contribute amounts distributed equal to 75% of the principal amount or the cost portion of any Portfolio Investment that is fully repaid to or otherwise fully recouped by the Company within one year of the Company’s investment. The Recallable Amount is excluded from the calculation of the accrual based net asset value.

The Recallable Amount as of September 30, 2022 was $100,875.

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

September 30, 2022

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2022, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

In January 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). ASU 2021-01 is an update of ASU 2020-04, which is in response to concerns about structural risks of interbank offered rates, and particularly the risk of cessation of London Interbank Offered Rate (“LIBOR”); regulators have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU 2021-01 update clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments in this update are effective immediately through December 31, 2022, for all entities. Management is currently evaluating the implications, if any, of the additional requirements and their impact on the Company’s consolidated financial statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

2. Significant Accounting Policies (Continued)

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on the consolidated financial statements.

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

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

On May 12, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were determined by the Board in accordance with the Company's valuation policy. The Adviser's internal valuation process did not change as a result of Rule 2a-5, and it continues to receive a report from an independent third-party valuation firm for fair valued securities.

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

September 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2022:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$343,953	$—	$343,953
Equity	1,908	—	73,937	—	75,845
Investment Funds & Vehicles(1)	—	—	—	81,165	81,165
Short- term investments	504,635	—	—	—	504,635
Total	$506,543	$—	$417,890	$81,165	$1,005,598

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

September 30, 2022

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2022:

	Debt	Equity	Total
Balance, July 1, 2022	$353,708	$82,685	$436,393
Purchases, including payments received in-kind	5,726	41	5,767
Sales and paydowns of investments	(4,334)	—	(4,334)
Amortization of premium and accretion of discount, net	(563)	—	(563)
Net change in unrealized appreciation/(depreciation)	(10,584)	(8,789)	(19,373)
Balance, September 30, 2022	$343,953	$73,937	$417,890
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2022	(10,583)	(8,789)	(19,372)

	Debt	Equity	Total
Balance, January 1, 2022	$341,742	$55,638	$397,380
Purchases, including payments received in-kind	17,505	41	17,546
Sales and paydowns of investments	(8,339)	—	(8,339)
Amortization of premium and accretion of discount, net	(452)	—	(452)
Net change in unrealized appreciation/(depreciation)	(6,503)	18,258	11,755
Balance, September 30, 2022	$343,953	$73,937	$417,890
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2022	(6,504)	18,300	11,796

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2021:

	Debt	Equity	Total
Balance, July 1, 2021	$443,510	$37,964	$481,474
Purchases, including payments received in-kind	3,498	11	3,509
Sales and paydowns of investments	(91,608)	—	(91,608)
Amortization of premium and accretion of discount, net	115	—	115
Net realized losses	(1)	(11)	(12)
Net change in unrealized appreciation/(depreciation)	4,804	10,459	15,263
Balance, September 30, 2021	$360,318	$48,423	$408,741
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2021	$(12,191)	$10,459	$(1,732)

	Debt	Equity	Total
Balance, January 1, 2021	$476,052	$13,984	$490,036
Purchases, including payments received in-kind	25,892	5,145	31,037
Sales and paydowns of investments	(163,620)	—	(163,620)
Amortization of premium and accretion of discount, net	864	—	864
Net realized losses	(58,422)	(1,391)	(59,813)
Net change in unrealized appreciation/(depreciation)	79,552	30,685	110,237
Balance, September 30, 2021	$360,318	$48,423	$408,741
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2021	$10,424	$29,305	$39,729

The Company did not have any transfers between levels during the three and nine months ended September 30, 2022 and 2021.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2022.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$44,209	Income Method	Discount Rate	13.2 to 15.1%	14.1%	Decrease
Debt	$233,179	Market Method	EBITDA Multiple	6.5x to 9.8x	N/A	Increase
Debt	$35,420	Market Method	Revenue Multiple	1.1x to 1.4x	N/A	Increase
Debt	$2,537	Market Method	Indicative Bid	17.9% to 29.8%	N/A	Increase
Debt	$28,608	Market Method	EBITDA Multiple	3.3x to 7.5x	N/A	Increase
			Revenue Multiple	0.1x to 0.2x	N/A	Increase
Equity	$12,196	Market Method	EBITDA Multiple	6.5x to 9.8x	N/A	Increase
Equity	$39,198	Market Method	Revenue Multiple	1.0x to 1.3x	N/A	Increase
Equity	$—	Market Method	Indicative Bid	17.9% to 29.8%	N/A	Increase
Equity	$22,543	Market Method	EBITDA Multiple	3.5x to 7.5x	N/A	Increase
			Revenue Multiple	0.1x to 0.2x	N/A	Increase

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

4. Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board. On August 11, 2022, the Company’s Board reapproved the Advisory Agreement.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

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

For the three and nine months ended September 30, 2022, Management Fees incurred were $1,005 and $3,016, respectively, of which $1,005 remained payable as of September 30, 2022. For the three and nine months ended September 30, 2021, Management Fees incurred amounted to $1,299 and $4,238, respectively, of which $1,299 remained payable at September 30, 2021.

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Since inception, the Company received $2,615 in such fees, none of which were during the three and nine months ended September 30, 2022 and 2021.

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

September 30, 2022

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

No Incentive Fees were incurred during the three and nine months ended September 30, 2022 and 2021.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$—	$—	$190	$138
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	6,824	—
Retail & Animal Intermediate, LLC	November 2025	4,981	—	—	—
Total		$9,902	$—	$7,014	$138

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2022 and December 31, 2021, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2022, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and nine months ended September 30, 2022 and 2021, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Units at beginning of period	20,134,698	20,134,698	20,134,698	20,134,698
Units reduced during the period	(2,100,049)	—	(2,100,049)	—
Units issued and committed at end of period	18,034,649	20,134,698	18,034,649	20,134,698

The Company did not process any deemed distributions and re-contributions during the three and nine months ended September 30, 2022 and 2021.

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

September 30, 2022

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2022, the Company was in compliance with such covenants.

As of September 30, 2022 and December 31, 2021, the Available Commitment under the Amended Credit Agreement was $58,750 and $61,750, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

7. Credit Facility (Continued)

As of September 30, 2022 and December 31, 2021, the amounts outstanding under the Credit Facility were $118,250 and $115,250, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2022 and December 31, 2021, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 in connection with the April 6, 2021 Third Amended Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of September 30, 2022 and December 31, 2021, $229 and $498, respectively, of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Credit facility interest expense	$1,243	$604	$2,669	$2,238
Undrawn commitment fees	63	63	187	187
Administrative fees	16	16	49	49
Amortization of deferred financing costs	114	468	723	1,152
Total	$1,436	$1,151	$3,628	$3,626
Weighted average interest rate	4.22%	2.08%	3.05%	2.60%
Average outstanding balance	$115,283	$115,250	$115,261	$115,250

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of September 30, 2022 and December 31, 2021, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2022	December 31, 2021
Cost of investments for federal income tax purposes	$1,039,308	$1,088,923
Unrealized appreciation	$51,916	$37,008
Unrealized depreciation	$(84,007)	$(80,537)
Net unrealized depreciation on investments	$(32,091)	$(43,529)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

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

The Company's investment in School Specialty, Inc.'s common stock is held through TCW DL SSP LLC, an unconsolidated special purpose vehicle. The fair value of such equity investment as of September 30, 2022 is net of a $6,873 deferred tax liability recorded by TCW DL SSP LLC. TCW DL SSP LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

9. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2022 and 2021 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the nine months ended September 30,
	2022(1)	2021(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$39.65	$48.54
Adjustment due to reduction of undrawn commitments(2)	(7.02)	—
Income from Investment Operations:
Net investment income	1.24	1.49
Net realized and unrealized gain	0.74	3.00
Total income from investment operations	1.98	4.49
Less Distributions:
From net investment income	(0.93)	(1.62)
Return of capital	(1.19)	(11.02)
Total distributions(3)	(2.12)	(12.64)
Net Asset Value Per Unit (accrual base), End of Period	$32.49	$40.39
Common Unitholder Total Return(4)(5)	10.92%	16.44%
Common Unitholder IRR(6)	8.47%	8.22%
Ratios and Supplemental Data
Members’ Capital, end of period	$386,800	$404,169
Units outstanding, end of period	18,034,649	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(7)	2.94%	2.33%
Ratio of financing cost to average net assets(5)	0.92%	0.67%
Ratio of net investment income to average net assets(7)	7.63%	7.42%
Credit facility payable	118,250	115,250
Asset coverage ratio	4.27	4.51
Portfolio turnover rate(5)	0.01%	1.55%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2022 and 2021.
(2)
NAV per unit was adjusted due to the reduction in undrawn commitments that occurred during the period. Refer to Note 1.
(3)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(4)
The Total Return for the nine months ended September 30, 2022 and 2021 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(5)
Not annualized.
(6)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 8.47% through September 30, 2022. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(7)
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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2022

On October 5, 2022 the Company's Members approved a proposal to allow the Company to make pre-identified follow-on investments in specific portfolio companies as well as their holdings companies, subsidiaries, successors or other affiliates, up to an aggregate maximum of 10% of Capital Commitments.

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
•
pandemics or other serious public health events;
•
an inability to replicate the historical success of any previously launched fund managed by the private credit team of our investment adviser, TCW Asset Management Company LLC (the “Adviser”, also the “Administrator”);
•
the speculative and illiquid nature of our investments;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Russia, Ukraine and China;
•
the loss of key personnel of the Adviser;
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

Each investor was required to enter into a subscription agreement in connection with its Commitment (a “Subscription Agreement”). Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Common Unitholders. Investors have entered into subscription agreements for 20,134,698 Common Units of the Company issued and outstanding representing a total of $2.013 billion of committed capital. On July 11, 2022, our Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments.

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

Critical Accounting Policies and Estimates

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. On May 12, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were determined by the Board in accordance with the Company's valuation policy.

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

Investment Activity

As of September 30, 2022, our portfolio consisted of debt and equity investments in eight and eight portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of September 30, 2022, our portfolio was comprised of 68.7% debt investments which were primarily senior secured, first lien term loans and 31.3% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of September 30, 2022, representing 11.8% and 19.4% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2022:

Industry	Percent of Total Investments
Metals & Mining	23%
Industrial Conglomerates	20%
Investment Funds & Vehicles	16%
Diversified Consumer Services	15%
Pharmaceuticals	9%
Household Durables	6%
Hotels, Restaurants & Leisure	6%
Distributors	4%
Diversified Financial Services	1%
Technologies Hardware, Storage and Peripherals	0%
Total	100%

Results of Operations

Our operating results for the three and nine months ended September 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Total investment income	$9,405	$11,401	$31,126	$39,451
Total expenses	3,386	2,945	8,669	9,439
Net investment income	6,019	8,456	22,457	30,012
Net realized loss on investments	—	(11)	—	(55,399)
Net change in unrealized appreciation/(depreciation) on investments	(24,162)	17,079	13,521	115,750
Net realized gain (loss) on short-term investments	128	4	(182)	31
Net (decrease) increase in Members’ Capital from operations	$(18,015)	$25,528	$35,796	$90,394

Total investment income

Total investment income for the three months ended September 30, 2022 and 2021 was $9.4 million and $11.4 million, respectively, and included interest income (including interest income paid-in-kind) of $8.2 million and $9.8 million, respectively. Total investment income for the three months ended September 30, 2022 and 2021 also included dividend income of $1.2 and $1.6 million, respectively, as well as $46 thousand and $36 thousand, respectively, of other income.

Total investment income for the nine months ended September 30, 2022 and 2021 was $31.1 million and $39.5 million, respectively, and included interest income (including interest income paid-in-kind) of $27.4 million and $32.1 million, respectively. Total investment income for the nine months ended September 30, 2022 and 2021 also included dividend income of $3.6 million and $7.2 million, respectively, as well as other income of $0.1 million for each period.

Total investment income declined during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decline in our total investment income was due to the decrease in our investment portfolio size during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which decreased from nine debt investments to eight debt investments. Although the equity investments increased from seven companies to eight companies during the the three months ended September 30, 2022 compared to the three months ended September 30, 2021, the additional equity investment did not result in any additional income during three months ended September 30, 2022.

Total investment income decreased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the decrease in the size of our debt portfolio (which had investments in eight portfolio companies as of September 30, 2022, compared to investments in 10 portfolio companies as of September 30, 2021), as well as the decrease in dividend income from TCW Strategic Ventures, partially offset by the PIK amendment fee that we earned on our term loan to H-D Advanced Manufacturing Company during the nine months ended September 30, 2022.

Net investment income

Net investment income for the three months ended September 30, 2022 and 2021 was $6.0 million and $8.5 million, respectively. Net investment income for the nine months ended September 30, 2022 and 2021 was $22.5 million and $30.0 million, respectively.

The decrease in net investment income during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to a decrease in total investment income as described above, coupled with higher total expenses during the three months ended September 30, 2022 versus the three months ended September 30, 2021.

The decrease in net investment income during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to lower total investment income as previously described, partially offset by lower total expenses.

Expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Expenses
Interest and credit facility expenses	$1,436	$1,151	$3,628	$3,626
Management fees	1,005	1,299	3,016	4,238
Professional fees	156	151	497	442
Administrative fees	141	194	489	601
Directors’ fees	86	78	242	242
Other expenses	562	72	797	290
Total expenses	$3,386	$2,945	$8,669	$9,439

Our total expenses for the three months ended September 30, 2022 and 2021 were $3.4 million and $2.9 million, respectively. Our total expenses included management fees attributed to the Adviser of $1.0 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively.

Our total expenses for the nine months ended September 30, 2022 and 2021 were $8.7 million and $9.4 million, respectively. Our total expenses included management fees attributed to the Adviser of $3.0 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively.

The increase in total operating expenses during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, was primarily due to higher interest rates during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 and caused increases in borrowing costs. Operating expenses also increased due to an increase in the average outstanding debt balance during the three months ended September 30, 2022. The increase was partially offset by a decrease in management fees, resulting from the overall decrease in our investment portfolio’s size.

The decrease in total operating expenses during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was primarily due to lower management fees, resulting from the overall decrease in our investment portfolio’s size, partially offset by increases to other expenses, due to increases in borrowing costs, as described above.

Net realized loss on investments

Our net realized loss on investments for the three months ended September 30, 2022 and 2021 was $0 and $11.0 thousand, respectively. The Company did not have a net realized gain or loss on investments during the three months ended September 30, 2022 as no investments were disposed of during the three months ended September 30, 2022.

Our net realized loss on investments for the nine months ended September 30, 2022 and 2021 was $0 and $55.4 million, respectively. The Company did not have a net realized gain or loss on investments during the nine months ended September 30, 2022 as no investments were disposed of during the nine months ended September 30, 2022.

Our net realized loss on investments during the nine months ended September 30, 2021 was attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Carrier & Technology Holdings, LLC	Term Loan	$(41,407)
Guardia LLC	Term Loan	(10,057)
Guardia LLC	Revolver	(7,362)
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Warrants	(1,380)
Quantum Corporation	Common Stock	4,414
All others	Various	393
Net realized loss		$(55,399)

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2022 and 2021 was ($24.2) million and $17.1 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
H-D Advanced Manufacturing Company	Term Loan	$8,110
Retail & Animal Intermediate, LLC	Subordinated Loan	(1,392)
RT Holdings Parent, LLC	Class A Units	(1,506)
Animal Supply Company, LLC	Term Loan	(2,297)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(2,777)
TCW DLSV LLC	Preferred membership Interests	(4,206)
School Specialty, Inc.	Common Stock	(5,503)
Pace Industries, Inc.	HoldCo Term Loan	(14,384)
All others	Various	(207)
Net change in unrealized appreciation/(depreciation)		$(24,162)

Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
OTG Management, LLC	Term Loans	$12,683	*
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Class A Units	7,409
TCW Strategic Ventures	Preferred Membership Interests	4,949
Cedar Ultimate Parent LLC	Preferred Units	2,477
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Warrants	1,058
Pace Industries, Inc.	Term Loans	(2,209)
H-D Advanced Manufacturing Company	Term Loan	(2,370)
Quantum Corporation	Common Stock	(3,020)
ASC Acquisition Holdings, LLC	Term Loan	(3,221)
All others	Various	(677)
Net change in unrealized appreciation/(depreciation)		$17,079

*Includes reversals of previously recognized unrealized depreciation.

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2022 and 2021 was $13.5 million and $115.8 million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
School Specialty, Inc.	Common Stock	$21,608
H-D Advanced Manufacturing Company	Term Loan	17,103
TCW DLSV LLC	Preferred Membership Interests	9,470
School Specialty, Inc.	Preferred Stock	3,839
Cedar Ultimate Parent, LLC	Class D Preferred Units	(2,262)
Animal Supply Company, LLC	Term Loan	(2,297)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(4,059)
Retail & Animal Intermediate, LLC	Subordinated Term Loan	(4,248)
Quantum Corporation	Common Stock	(7,842)
Pace Industries, Inc.	HoldCo Term Loan	(16,881)
All others	Various	(910)
Net change in unrealized appreciation/(depreciation)		$13,521

Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Carrier & Technology Holdings, LLC	Term Loan	$42,546	*
OTG Management, LLC	Term Loan	16,995	**
TCW Strategic Ventures	Term Loan	13,163
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Preferred Membership Interest	10,431
Guardia, LLC	Preferred Stock	9,388	*
Cedar Ultimate Parent LLC	Preferred Stock	8,176
School Specialty, Inc.	Revolver	7,708
Pace Industries	Class A Units	7,311
ASC Acquisitions Holdings, LLC	Term Loan	(2,265)
Quantum Corporation	Warrants	(3,876)	*
H-D Advanced Manufacturing Company	Revolver	(4,352)
All others	Various	10,525
Net change in unrealized appreciation/(depreciation)		$115,750

*Includes reversals of previously recognized unrealized appreciation/(depreciation). Recognized as realized gains/(losses) and/or accelerated original issue discount during the nine months ended September 30, 2021.

**Includes reversals of previously recognized unrealized depreciation.

Net realized (loss)gain on short-term investments

During the three months ended September 30, 2022 and 2021 we incurred $0.1 million and $4 thousand, respectively, in realized losses from our short-term investments in government treasuries.

During the nine months ended September 30, 2022 and 2021 we incurred ($0.2) million and $31 thousand, respectively, in realized (losses) gains from our short-term investments in government treasuries.

Net (decrease)increase in Members’ Capital from operations

Our net (decrease)increase in Members’ Capital from operations during the three months ended September 30, 2022 and 2021 was ($18.0) million and $25.5 million, respectively.

Our net (decrease)increase in Members’ Capital from operations during the nine months ended September 30, 2022 and 2021 was $35.8 million and $90.4 million, respectively.

The net decrease in Members’ Capital from operations during the three months ended September 30, 2022 compared to the net increase in Members' three months ended September 30, 2021 was primarily due to lower net investment income in addition to higher net realized and unrealized losses.

The lower increase in net increase in Members’ Capital from operations during the nine months ended September 30, 2022 compared to the net increase in Members' Capital from operations during the nine months ended September 30, 2021 was primarily due to lower net investment income and lower net realized and unrealized gains.

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

As of September 30, 2022 and December 31, 2021, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	September 30, 2022	December 31, 2021
Commitments	$1,803,465	$2,013,470
Undrawn commitments	$199,120	$409,125
Percentage of commitments funded	89.0%	79.7%
Units	18,034,649	20,134,698

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2022, we were in compliance with such covenants.

As of September 30, 2022 and December 31, 2021, the Available Commitment under the Credit Facility was $58.8 million and $61.8 million, respectively.

As of September 30, 2022 and December 31, 2021 the amounts outstanding under the Credit Facility were $118.3 million and $115.3 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2022 and December 31, 2021, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of September 30, 2022 and December 31, 2021, $0.2 million and $0.5 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2022 and 2021 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Credit facility interest expense	$1,243	$604	$2,669	$2,238
Undrawn commitment fees	63	63	187	187
Administrative fees	16	16	49	49
Amortization of deferred financing costs	114	468	723	1,152
Total	$1,436	$1,151	$3,628	$3,626
Weighted average interest rate	4.22%	2.08%	3.05%	2.60%
Average outstanding balance	$115,283	$115,250	$115,261	$115,250

A summary of our contractual payment obligations as of September 30, 2022 and December 31, 2021 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – September 30, 2022	$177,000	$118,250	$58,750
Total Debt Obligations – December 31, 2021	$177,000	$115,250	$61,750

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

		September 30, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	$—	$—	$190	$138
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	6,824	—
Retail & Animal Intermediate, LLC	November 2025	4,981	—	—	—
Total		$9,902	$—	$7,014	$138

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2022 and December 31, 2021, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including changes in interest rates. At September 30, 2022, 98.8% of our debt investments bore interest based on floating rates, such as LIBOR, SOFR or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to three months. At September 30, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our September 30, 2022 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$10,977	$3,597	$7,380
Up 200 basis points	7,318	2,398	4,920
Up 100 basis points	3,659	1,199	2,460
Down 100 basis points	(4,551)	(1,199)	(3,352)
Down 200 basis points	(5,900)	(2,398)	(3,502)
Down 300 basis points	(5,964)	(3,597)	(2,367)

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

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the nine months ended September 30, 2022

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 10, 2022	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 10, 2022	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer