Form 10-K
period 2022-12-31
TCW Direct Lending LLC
filed 2023-04-06
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

in

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2022, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at April 6, 2023 was 18,034,649.

Documents Incorporated by Reference

TCW Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2022, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED December 31, 2022

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

ii

•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;
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

Item 1. Business

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the private credit team (the “Private Credit Team” fka the “Direct Lending Team”) of the Adviser, a group of investment professionals that will use the same investment strategy employed by the Private Credit Team over the past 22 years.

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

The issuers in which we invest are typically highly leveraged, and, in most cases, these investments are not rated by any rating agency. If these investments were rated, we believe that they would likely receive a rating from a nationally recognized statistical rating organization of below investment grade, which is often referred to as “junk.” Exposure to below investment grade securities involves certain risks, and those securities are viewed as speculative with respect to the issuer’s capacity to pay interest and repay principal.

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

As of December 31, 2022, we have two wholly-owned subsidiaries - TCW DL VI Funding I, LLC and TCW DL CTH, LLC each a Delaware limited liability company and each designed to hold an equity investment of ours.

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

The Adviser

Our investment activities are managed by the Adviser, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment advisory and management agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $205 billion of assets as of December 31, 2022. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles, including Regiment Capital Special Situations Fund V, L.P. (together with us and its four predecessor funds, the “Direct Lending Funds”).

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

Investments

On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $84.1 million and $88.3 million as of December 31, 2022 and 2021, respectively.

Based on fair values as of December 31, 2022, our portfolio consisted of debt and equity investments in eight and eight portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 67.9% debt investments which were primarily senior secured, first lien term loans and 32.1% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2022, representing 6.6% and 18.8% of our portfolio’s fair value and cost, respectively.

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

For a further discussion of our investment activities and investment attributes as of December 31, 2022 and 2021, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 11, 2022 the Company’s Board of Directors (the “Board”) reapproved the Investment Advisory and Management Agreement (the “Advisory Agreement”) originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

Administration Agreement

On August 11, 2022, the Company’s Board reapproved the Administration Agreement with the Adviser, originally entered into on September 15, 2014, under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 865 South Figueroa Street, Suite 1800, Los Angeles, California 90017.

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

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The increasing interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

The novel coronavirus (COVID-19) global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may have a material, adverse impact on our business and operations, and on the business and operations of our portfolio companies.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in recent years, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, recent failures in the banking sector have caused significant disruption and volatility in U.S. and global markets. In addition, uncertainty related to the global outbreak of COVID-19, the partial U.S. government shutdown in December 2018 and January 2019, U.S. trade policies and the withdrawal of the United Kingdom from the European Union have previously led to disruption and instability in the global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not worsen. If conditions worsen, a prolonged period of market illiquidity could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

On January 31, 2020, the United Kingdom officially withdrew from the European Union (a process now commonly referred to as “Brexit”). Brexit has already resulted in periods of volatility in European and global financial markets. There remains significant market uncertainty regarding Brexit's ramifications, and the range and potential implications of possible political, regulatory, economic and market outcomes are difficult to predict. In the longer term, there is likely to be a period of significant political, regulatory and commercial uncertainty as the United Kingdom seeks to negotiate the terms of its future trading relationships. The United Kingdom and European economies and the broader global economy could be significantly impacted. Brexit may also cause additional member states to contemplate departing from the European Union, which would likely perpetuate political and economic instability in the region and cause additional market disruption in global financial markets.

Russia’s invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries, and the potential for wider conflict, have increased and may continue to increase volatility and uncertainty in financial markets worldwide. The U.S. and other countries have imposed broad-ranging economic sanctions on Russia and Russian entities and individuals, and may impose additional sanctions, including on other countries that provide military or economic support to Russia. The invasion may widen beyond Ukraine and may escalate, including through retaliatory actions and cyberattacks by Russia and even other countries. These events may result in further and significant market disruptions and may adversely affect regional and global economies. Furthermore, the conflict between Russia and Ukraine and the varying involvement of the United States and other NATO countries could present material uncertainty and risk with respect to us and the performance of our investments or operations, and our ability to achieve our investment objectives. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia or Ukraine, they may have adverse consequences related to the ongoing conflict. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

In addition, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally.

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

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Private Credit Team and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Richard T. Miller, Suzanne Grosso, Mark Gertzof and/or James S. Bold could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

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

Regulations Governing our Operation as a BDC. We may issue debt securities or Preferred Units and/or borrow money from banks or other financial institutions, which are collectively referred to herein as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act currently in force, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% (or 150% as described below under “— Additional Leverage”) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. Also, any amounts that we use to service our indebtedness would not be available for distributions to our

Unitholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss.

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

We incur significant costs as a result of being registered under the Exchange Act. We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented and may continue to implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred and expect to incur significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which will include all of our borrowings and any Preferred Units that we may issue in the future, of at least 200% (or 150% as described below under “—Additional Leverage”). If this ratio declines below 200%, we may not be able to incur additional debt, which could have a material adverse effect on our operations. The amount of leverage that we employ will depend on the Adviser’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that we will be able to obtain credit at all or on terms acceptable to us.

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

Further, some of our remaining investments (including certain equity investments) may require additional time beyond the Company’s current term before we can dispose of them at a favorable price or otherwise recoup our investment. On April 30, 2021, the Board elected to extend the Company’s term until September 2022. Any further extensions will require Member approval. If we are unable to extend the Company’s term beyond September 2022, we may be required to dispose of our remaining investments at unfavorable prices. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders.

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

Discontinuation of LIBOR. Our debt investments may be based on floating rates, such as the Secured Overnight Financing Rate ("SOFR") or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Since inception, most of our investments have been linked to LIBOR. The U.K. Financial Conduct Authority (“FCA”), which regulates LIBOR, and administrator, ICE Benchmark Administration, Limited, began phasing out the publication of LIBOR at the end of 2021, with the remaining U.S. dollar LIBOR settings to cease immediately after June 30, 2023, providing additional time to address the legacy contracts that reference such U.S. dollar LIBOR settings.

Actions by regulators have resulted in the establishment of alternative reference rates to LIBOR in most major currencies. The U.S. Federal Reserve is now publishing SOFR, which is intended to replace U.S. dollar LIBOR. Alternative reference rates for other currencies have also been announced or have begun publication. Markets are slowly developing in response to these new rates.

The elimination of LIBOR or when LIBOR degrades to the degree that it is no longer representative of the underlying market, or uncertainty related to such changes, may adversely affect the market for LIBOR based securities, including our portfolio of LIBOR indexed, floating rate debt securities, or the cost of our borrowings. Additionally, because no replacement rate is a perfect match for LIBOR, even when the transaction documents contain robust fallback language, the value of LIBOR-linked securities, and consequently their potential returns, may experience material changes upon LIBOR’s discontinuation. Given the inherent differences between LIBOR and SOFR, or any other alternative reference rates that may be established, the transition from LIBOR may disrupt the overall financial markets and adversely affect the market for LIBOR‑based securities, including LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR‑based securities, including the value and/or transferability of the LIBOR‑indexed, floating‑rate debt securities, or the cost of borrowings. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in accounting, financial reporting, loan servicing, and liability management. We are assessing the impact of the transition from LIBOR; however, we cannot reasonably estimate the impact of the transition at this time.

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by the Adviser in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sell those types of debt securities, we might not receive the full value we expect.

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

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers or industries, any adverse change in one or more of such issuers or industries could have a material adverse effect on our investments. To the extent the aggregate Commitments of the Unitholders turn out to be substantially less than the amounts targeted, our portfolio may be even more concentrated than it would otherwise be. In addition, since the Commitment Period ended in September 2017, we may not make new investments (other than certain follow-on investments). As we continue to wind down under the terms of the LLC Agreement, our investment portfolio has become more concentrated, which may heighten the risk that an adverse change in one issuer or industry could have a material adverse impact on the Company’s performance.

Valuation Risk. Many of our portfolio securities may not have a readily available market price and the Adviser will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment. The majority of our investments are expected to be in instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined by the Adviser in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding fixed-rate debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. Risks associated with rising interest rates are heightened given that the U.S. Federal Reserve Board (the “Fed”) has begun to sharply raise interest rates from historically low levels and has signaled an intention to continue doing so until current inflation levels align with the Fed's long-term inflation target. Other central banks globally have begun implementing similar rate increases. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

Retention of Proceeds. During the Commitment Period, the Company was permitted to retain, in whole or in part, any proceeds attributable to portfolio investments and use the amounts so retained to make new investments (up to the cost of portfolio investments attributable to such proceeds), pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations (including obligations to make indemnification advances and payments), provided, that, after the expiration of the Commitment Period, no part of such retained amounts will be used to make any investment for which the Adviser would not be permitted to draw down Commitments. To the extent such retained amounts have been reinvested in investments, a Unitholder will remain subject to investment and other risks associated with such investments.

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

No Assurance of Reorganization. No assurances can be made that the Reorganization will occur and investors should not rely on a future Reorganization as a liquidity option. If a Reorganization does occur, a Reorganization Incentive Fee is expected to be payable pro rata by each Reorganized Entity in accordance with the respective advisory agreement of each Reorganized Entity and, if applicable, the distribution procedures described in the organizational documentation of the relevant Reorganized Entity. Although it is expected that such Reorganization Incentive Fee will be calculated using the methodology set forth in “The Private Offering—Investor Optionality; Potential Reorganization”, the final terms of the Reorganization will be determined at the time of the Reorganization and there is no guarantee that such terms will be favorable to investors.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page ii of this annual report.

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

We have two wholly-owned subsidiaries - TCW DL VI Funding I, LLC and TCW DL CTH, LLC, each of which is a Delaware limited liability company designed to hold an equity investment of ours.

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

Critical Accounting Policies and Estimates

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. On May 12, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with the Company's valuation policy.

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Strategic Ventures) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term to June 5, 2023.The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of December 31, 2022, our portfolio consisted of debt and equity investments in eight and eight portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of December 31, 2022, our portfolio was comprised of 67.9% debt investments which were primarily senior secured, first lien term loans and 32.1% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2022, representing 6.6% and 18.8% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2022:

Industry	Percent of Total Investments
Industrial Conglomerates	24%
Metals & Mining	19%
Diversified Consumer Services	16%
Investment Funds & Vehicles	16%
Pharmaceuticals	8%
Household Durables	6%
Hotels, Restaurants & Leisure	6%
Distributors	4%
Diversified Financial Services	1%
Technologies Hardware, Storage and Peripherals	0%
Total	100%

Results of Operations

Our operating results for the years ended December 31, 2022, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Total investment income	$43,224	$47,832	$102,407
Total expenses	13,068	12,129	21,946
Net investment income	30,156	35,703	80,461
Net realized loss on investments	—	(51,828)	(3,492)
Net change in unrealized appreciation/(depreciation) on investments	13,192	120,141	(71,289)
Net realized gain on short-term investments	63	13	17
Net increase in Members’ Capital from operations	$43,411	$104,029	$5,697

Total investment income

Total investment income for the years ended December 31, 2022, 2021 and 2020 was $43.2 million, $47.8 million and $102.4 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Interest income	$13,499	$25,045	$47,102
Interest income paid-in-kind	24,367	15,362	32,912
Dividend income	5,200	7,200	22,217
Other fee income	158	225	176
Total investment income	$43,224	$47,832	$102,407

The decrease in total investment income during the years ended December 31, 2022 and 2021 compared to the years ended December 31, 2021 and 2020, respectively, was primarily due to lower aggregate interest income and interest income paid-in-kind from our debt investments driven by the decrease in the average par value of debt during the year ended December 31, 2022 compared to the year ended December 31, 2021, as well as lower dividend income from TCW Strategic Ventures. The average par value of debt (based on the ending balance of each month of the year) was $437.5 million during the year ended December 31, 2022 compared to $531.1 million during the year ended December 31, 2021.

The decrease in total investment income during the year ended December 31, 2021 compared to the year ended December 31, 2020, respectively, was primarily due to lower total interest income and interest income paid-in-kind from our debt investments driven by the decrease in the size of our debt portfolio during the year, as well as lower dividend income from TCW Strategic Ventures.

Net investment income

Our net investment income for the years ended December 31, 2022, 2021 and 2020 was $30.2 million, $35.7 million and $80.5 million, respectively.

The decrease in net investment income during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to lower total investment income as described above coupled with higher total expenses. The increase in total expenses was primarily attributable to higher interest and credit facility expenses and higher other expenses partially offset by lower management fees. The increase in interest and credit facility expenses and other expenses is due to our higher average debt outstanding balance and weighted average interest rate during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in management fees during the current year is due to the decrease in the investment cost basis for which the first quarter management fees are based on during the year ended December 31, 2022 compared to the year ended December 31, 2021. The management fees during the first quarter of the year ended December 31, 2021 were calculated based on the cost of investments as of December 31, 2020 which was $810.3 million compared to the management fee calculated during the first quarter of the year ended December 31, 2022 which was based on the cost of investments as of December 31, 2021 which was $540.9 million.

The decrease in net investment income during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to lower total investment income partially offset by lower total expenses. The decrease in total expenses was primarily attributable to lower interest and credit facility expenses, and lower management fees. The decrease in interest and credit facility expenses is commensurate with our lower average debt outstanding balance during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in management fees during the year ended December 31, 2021 is commensurate with the overall decrease in the size of our portfolio during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Total expenses for the years ended December 31, 2022, 2021 and 2020 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Expenses
Interest and credit facility expenses	$5,648	$4,777	$11,863
Management fees	4,015	5,293	7,511
Interest expense on repurchase transactions	1,566	152	40
Professional fees	679	610	931
Administrative fees	629	766	942
Directors’ fees	327	320	320
Other expenses	204	211	339
Total expenses	$13,068	$12,129	$21,946

Our total expenses were $13.1 million, $12.1 million and $21.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our operating expenses included management fees attributed to the Adviser of $4.0 million, $5.3 million and $7.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As previously described, the increase in total expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to higher interest and credit facility expenses and interest expense on repurchase transactions partially offset by lower management fees. The increase in interest and credit facility expenses and interest expense on repurchase transactions is due to our higher average debt outstanding balance and higher weighted average interest rate during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in management fees during the current year is due to the decrease in the investment cost basis for which the first quarter management fees are based on during the year ended December 31, 2022 compared to the year ended December 31, 2021. The management fees during the first quarter of the year ended December 31, 2021 were calculated based on the cost of investments as of December 31, 2020 which was $810.3 million compared to the management fee calculated during the first quarter of the year ended December 31, 2022 which was based on the cost of investments as of December 31, 2021 which was $540.9 million.

As previously described, the decrease in total expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to lower interest and credit facility expenses, and lower management fees. The decrease in interest and credit facility expenses is commensurate with our lower average debt outstanding balance during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in management fees during the year ended December 31, 2021 is commensurate with the overall decrease in the size of our portfolio during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Net realized loss on investments

Our net realized loss on investments for the years ended December 31, 2022, 2021 and 2020 was $0, $51.8 million and $3.5 million, respectively.

The Company did not have any realized gain or loss on investments during the year ended December 31, 2022 as no investments were disposed of during the year ended December 31, 2022.

Our net realized loss on investments during the year ended December 31, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Carrier & Technology Holdings, LLC*	Term Loan	$(41,407)	**
Guardia LLC	Term Loan	(10,057)	**
Guardia LLC	Revolver	(7,362)	**
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Warrants	(1,380)
Frontier Spinning Mills, Inc.	Term Loan	3,450	**
Quantum Corporation	Common Stock	4,414
All others	Various	514
Net Realized Loss		$(51,828)

*Guardia LLC (fka Carrier & Technology Solutions, LLC) and Carrier & Technology Holdings, LLC are related entities that formerly comprised a single portfolio company in which the Company had an investment in.

** Includes reversals of previously recognized unrealized appreciation/(depreciation).

Our net realized loss on investments during the year ended December 31, 2020 was primarily due to the dispositions of our term loan to SSI Parent, LLC (fka School Specialty Inc.); our common stock in Verus Financial, LLC; and our Class A equity interest in Animal Supply Holdings, LLC. These resulted in an aggregate realized loss of $5.5 million and were partially offset by $2.1 million of realized gains from the disposition of our term loan to Bumble Bee Holdings, Inc.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the years ended December 31, 2022, 2021 and 2020 was $13.2 million, $120.1 million and ($71.3) million, respectively.

Our net change in unrealized appreciation/(depreciation) for the year ended December 31, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
H-D Advanced Manufacturing Company	Term Loan	$33,767
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	27,419
TCW DLSV LLC	Preferred membership Interests	12,447
SSI Parent, LLC (fka School Specialty, Inc.)	Class B Preferred Stock	3,839
Animal Supply Company, LLC	Term Loan	(2,048)
Cedar Ultimate Parent, LLC	Class D Preferred Units	(2,262)
Retail & Animal Intermediate, LLC	Subordinated Loan	(4,248)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(4,503)
Quantum Corporation	Common Stock	(7,825)
Pace Industries, Inc.	HoldCo Term Loan	(42,162)
All others	Various	(1,232)
Net change in unrealized appreciation/(depreciation)		$13,192

Our net change in unrealized appreciation/(depreciation) for the year ended December 31, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Carrier & Technology Holdings, LLC	Term Loan	$42,546	*
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Class A Units	15,726
TCW Direct Lending Strategic Ventures LLC	Preferred membership Interests	13,125
OTG Management, LLC	Term Loans	15,193
Guardia LLC	Term Loan	9,388	*
SSI Parent, LLC (fka School Specialty, Inc.)	Preferred Stock	7,708
Pace Industries, Inc.	Term Loan	7,285
Cedar Ultimate Parent, LLC	Class A Preferred Units	6,658
Guardia LLC	Revolver	4,825	*
RT Holdings Parent, LLC	Warrants	3,477
Noramco, LLC	Term Loan	2,858
Cedar Ultimate Parent, LLC	Class D Preferred Units	2,262
Quantum Corporation	Common Stock	(3,275)	*
Retail & Animal Intermediate, LLC (fka ASC Acquisition Holdings, LLC)	Subordinated Loan	(5,095)
H-D Advanced Manufacturing Company	Term Loan	(6,580)
All others	Various	4,040
Net change in unrealized appreciation/(depreciation)		$120,141

* Includes reversals of previously recognized unrealized appreciation/(depreciation).

Our net change in unrealized appreciation/(depreciation) for the year ended December 31, 2020 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
H-D Advanced Manufacturing Company	Term Loan	$(30,539)
OTG Management, LLC	Term Loan	(17,824)
TCW Direct Lending Strategic Ventures LLC	Preferred Membership Interests	(10,836)
ASC Acquisition Holdings, LLC	Term Loans	(8,102)
Pace Industries, Inc.	Term Loans	(7,802)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Term Loan	(5,473)
Guardia LLC (fka Carrier & Technology Solutions, LLC)	Revolver	(4,598)
SSI Parent, LLC (fka School Specialty, Inc.)	Preferred Stock	(4,033)
Quantum Corporation	Common Stock	(3,472)
Pace Industries, Inc.	Common Stock	(2,111)
RTI Holding Company, LLC	Warrants	(1,007)
ENA Holding Corporation	Term Loan	1,281
Intren, LLC	Term Loan	1,562
SSI Parent, LLC (fka School Specialty, Inc.)	Term Loan	1,637
KPI Holding LLC	Warrant	1,692
Cedar Ultimate Parent LLC	Preferred Membership Interests	7,916
Noramco, LLC	Term Loan	12,538
All others	Various	(2,118)
Net change in unrealized appreciation/(depreciation)		$(71,289)

Our net change in unrealized appreciation/(depreciation) during the year ended December 31, 2020 was affected by significant business disruptions and various other consequences experienced by our portfolio companies due to the uncertainty and economic volatility caused by COVID-19; in addition to other business conditions unique to our respective issuers.

Net realized gain on short-term investments

During the years ended December 31, 2022, 2021 and 2020 we earned $0.1 million, $13 thousand and $17 thousand, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2022, 2021 and 2020 was $43.4 million, $104.0 million and $5.7 million, respectively.

The relative decrease during the year ended December 31, 2022 is primarily due to the higher net unrealized depreciation on investments coupled with lower net investment income and partially offset by lower net realized loss on investments.

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

As of December 31, 2022, 2021 and 2020, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	December 31,
	2022	2021	2020
Commitments	$1,803,465	$2,013,470	$2,013,470
Undrawn commitments	$199,120	$409,125	$409,125
Percentage of commitments funded	89.0%	79.7%	79.7%
Units	18,034,649	20,134,698	20,134,698

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2022, we were in compliance with such covenants.

A summary of our contractual payment obligations as of December 31, 2022 and 2021 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – December 31, 2022	$177,000	$126,250	$50,750
Total Debt Obligations – December 31, 2021	$177,000	$115,250	$61,750

(1) The amount available considers any limitations related to the debt facility borrowing.

The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2022 and 2021, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2022 and 2021, $0.1 million and $0.5 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2022, 2021 and 2020 was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Credit facility interest expense	$4,484	$2,842	$9,162
Undrawn commitment fees	240	250	1,162
Administrative fees	67	65	65
Amortization of deferred financing costs	857	1,620	1,474
Total	$5,648	$4,777	$11,863
Weighted average interest rate	3.76%	2.43%	3.57%
Average outstanding balance	$117,768	$115,250	$252,629

If our ratio of aggregate fair value of all eligible portfolio assets (as defined in the Credit Agreement) to the principal amount outstanding (“Ratio of Eligible Portfolio Assets”) falls below 150%, a mandatory prepayment provision is triggered in the Credit Agreement requiring us to utilize all cash receipts attributable to the eligible portfolio assets as a prepayment to the outstanding principal obligation, within five days of collecting such cash receipts, until such a time when the Ratio of Eligible Portfolio Assets exceeds 150%. Our Ratio of Eligible Portfolio Assets exceeded 150% on January 10, 2020 through March 26, 2020. On March 27, 2020, our Ratio of Eligible Portfolio Assets fell below 150%. However, in connection with the Amended Credit Agreement executed on April 6, 2020, the mandatory repayment was waived by Natixis. Our Ratio of Eligible Portfolio Assets has exceeded 150% since April 6, 2020.

We may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby we sell to Barclays our short-term investments and concurrently enter into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (the “Repurchase Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the short-term investments remain on our Consolidated Statements of Assets and Liabilities as an asset, and we record a liability to reflect our repurchase obligation to Barclays (the “Repurchase Obligation”). The Repurchase Obligation is secured by the short-term investments that are the subject of the repurchase agreement.

We had no outstanding Repurchase Obligations as December 31, 2022 and 2021. Interest expense incurred under these Repurchase Transactions was $1.6 million, $0.2 million, and $40 thousand for the years ended December 31, 2022, 2021, and 2020, respectively.

We had the following unfunded commitments and unrealized losses by investment as of December 31, 2022 and 2021 (dollar amounts in thousands):

		December 31, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Retail & Animal Intermediate, LLC	November 2025	$4,981	$—	$—	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	6,824	—
Pace Industries, Inc.	June 2025	2,086	—	—	—
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	—	—	190	138
Total		$11,988	$—	$7,014	$138

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2022 and 2021, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

In October 2022, our Members approved a proposal to allow us to make pre-identified follow-on investments in specific portfolio companies as well as their holding companies, subsidiaries, successors or other affiliates, up to an aggregate maximum of 10% of Capital Commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2022, 98.8% of our debt investments bore interest based on floating rates, such as LIBOR or SOFR. The interest rates on such investments generally reset by reference to the current market index after one to nine months. At December 31, 2022, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our December 31, 2022 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$11,423	$3,840	$7,583
Up 200 basis points	7,615	2,560	5,055
Up 100 basis points	3,808	1,280	2,528
Down 100 basis points	(3,808)	(1,280)	(2,528)
Down 200 basis points	(7,615)	(2,560)	(5,055)
Down 300 basis points	(11,080)	(3,840)	(7,240)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

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

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: April 6, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 6, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director
(Principal Executive Officer)

Date: April 6, 2023	By:	/s/ Laird R. Landmann
Laird. R Landmann
Director

Date: April 6, 2023	By:	/s/ David R. Adler
David R. Adler
Director

Date: April 6, 2023	By:	/s/ William Cobb
William Cobb
Director

Date: April 6, 2023	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: April 6, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, the results of its operations, changes in members’ capital and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $429,387,048 as of December 31, 2022.

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

How the Critical Audit Matter Was Addressed in the Audit

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

April 6, 2023

We have served as the Company’s auditor since 2014.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(3)	08/14/20	Term Loan - 13.16% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	5.8%	$24,672,459	08/14/25	$24,672,459	$22,624,644
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00%, Fixed Coupon, all PIK)	0.0%	28,849,033	11/14/25	23,151,201	-
				5.8%			47,823,660	22,624,644

Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 12.43% (SOFR + 8.00%, 1.25% Floor)	9.0%	35,383,037	12/29/26	35,256,338	35,383,037
				9.0%			35,256,338	35,383,037
Diversified Financial Services
	Guardia LLC (2) (3)	07/02/18	Revolver - 11.38% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.7%	11,679,652	07/02/23	1,927,484	2,604,562
				0.7%			1,927,484	2,604,562
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 16.06% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	1.7%	6,715,899	02/24/25	6,715,899	6,715,899
				1.7%			6,715,899	6,715,899
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 12.07% (LIBOR + 8.00%, 1.50% Floor)	3.8%	15,126,452	12/18/23	15,125,760	15,126,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.1%	4,316,274	12/18/23	4,316,274	4,316,274
				4.9%			19,442,034	19,442,726
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 12.92% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	31.0%	130,270,359	11/12/25	130,170,471	121,802,785
				31.0%			130,170,471	121,802,785
Metals & Mining
	Pace Industries, Inc.(2) (4)	06/01/20	HoldCo Term Loan - 6.74% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	8.0%	89,108,152	06/01/40	78,137,869	31,455,178
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 12.85% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	14.6%	57,579,326	06/01/25	57,558,184	57,579,326
	Pace Industries, Inc.(4)	10/07/22	Revolver - 12.96% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	2.2%	8,616,757	06/01/25	8,616,757	8,616,757
				24.8%			144,312,810	97,651,261
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 12.13% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	11.1%	44,121,541	12/31/23	44,068,922	43,636,205
				11.1%			44,068,922	43,636,205
	Total Debt Investments			89.0%			429,717,618	349,861,119

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Animal Supply Holdings, LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%		1,572,727	—
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class A Preferred Stock	3.3%	806,264	8,062,637	13,061,335
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class B Preferred Stock	1.2%	359,474	356,635	4,529,373
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Common Stock	7.0%	80,700	53,889	27,419,241
	PNI Litigation Trust (Guardia LLC) (2)(3)	Preferred Equity	0.0%	115,715	115,715	—
			11.5%		8,588,876	45,009,949
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	4.9%	5,475,885	5,133,708	19,103,720
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.8%	912,647	—	3,184,225
	RT Holdings Parent, LLC(2)(4)(8)	Class P-1 Units	0.1%	105,624	133,086	368,005
	RT Holdings Parent, LLC(2)(4)(8)	Class P-2 Units	0.0%	53,104	66,914	106,999
			5.8%		5,333,708	22,762,949
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	3.0%	9,297,990	9,187,902	11,753,031
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.0%	2,900,000	—	—
			3.0%		9,187,902	11,753,031
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	21.4%	84,880	84,880,000	84,141,713
			21.4%		84,880,000	84,141,713
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.5%	1,766,327	6,481,788	1,925,296
			0.5%		6,481,788	1,925,296
	Total Equity Investments		42.2%		118,155,523	165,592,938
	Total Debt & Equity Investments(9)		131.2%		547,873,141	515,454,057
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.06%		1.1%	4,223,290	4,223,290	4,223,290
	Total Cash Equivalents		1.1%		4,223,290	4,223,290
	Short-term Investments
	U.S. Treasury Bill, Yield 4.53%		127.4%	510,000,000	501,075,000	501,075,000
	Total Short-term Investments		127.4%		501,075,000	501,075,000
	Total Investments (259.6%)				$1,053,171,431	$1,020,752,347
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-159.6%)					(627,537,291)
	Net Assets (100.0%)					$393,215,056

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.
(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and 2022 along with transactions during the year ended December 31, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings LLC Term Loan - 9.50%	22,248,202	2,473,422	(49,166)	—	(2,047,814)	22,624,644	2,508,518
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,807,357	—	(514,460)	—	311,665	2,604,562	—
PNI Litigation Trust (fka Guardia) Preferred Equity	—	115,715	—	—	(115,715)	—	—
Retail and Animal Intermediate Subordinated Loan - 7.00%	4,247,569	—	—	—	(4,247,569)	—	1,338
Total Non-Controlled Affiliated Investments	$29,303,128	$2,589,137	$(563,626)	$—	$(6,099,433)	$25,229,206	$2,509,855

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and 2022 along with transactions during the year ended December 31, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,710,871	$605,403	$—	$—	$—	$4,316,274	$613,223
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	696	—	—	(696)	15,126,452	1,806,572
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,255,955	—	—	—	(4,502,924)	11,753,031	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	2,262,000	—	—	—	(2,262,000)	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	73,617,540	—	—	—	(42,162,362)	31,455,178	55,064
Pace Industries, Inc. Term Loan - 9.75%	53,963,182	3,624,893	—	—	(8,749)	57,579,326	5,867,755
Pace Industries, LLC Revolver Opco		8,616,757	—	—	—	8,616,757	38,972
RT Holdings Parent, LLC Class A Unit	20,859,289	—	—	—	(1,755,569)	19,103,720	—
RT Holdings Parent, LLC Warrant	3,476,546	—	—	—	(292,321)	3,184,225	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	8,635,037	469,635	(2,388,773)	—	—	6,715,899	1,623,615
Ruby Tuesday P-1 Units	—	133,087	—	—	234,918	368,005	—
Ruby Tuesday P-2 Units	—	66,914	—	—	40,085	106,999	—
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	—	—	—	—	27,419,241	27,419,241	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	12,093,956	—	—	—	967,379	13,061,335	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	690,190	—	—	—	3,839,183	4,529,373	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 9.25%	35,532,773	46,673	(148,903)	—	(47,506)	35,383,037	3,692,955
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	88,334,811	—	(16,640,000)	—	12,446,902	84,141,713	5,200,000
Total Controlled Affiliated Investments	$334,558,602	$13,564,058	$(19,177,676)	$—	$(6,084,419)	$322,860,565	$18,898,156

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(6)
Holdings of SSI Parent, LLC (fka School Specialty, Inc.) Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(7)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2022, $84,141,713 or 8.2% of the Company’s total assets were represented by “non-qualifying assets.”
(8)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities was $79,525,929, or 7.8% of the Company’s total assets.
(9)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of December 31, 2022. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $33,038,685 and $26,229,218, respectively, for the period ended December 31, 2022. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2021

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	ASC Acquisition Holdings, LLC(3)	08/14/20	Term Loan - 9.50% inc PIK (LIBOR + 8.50%, 1.00% Floor, all PIK)	5.7%	$22,248,202	08/14/25	$22,248,202	$22,248,202
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00% Fixed Coupon, all PIK)	1.1%	26,883,346	11/14/25	23,151,200	4,247,569
				6.8%	49,131,548		45,399,402	26,495,771
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 9.25% (LIBOR + 8.00%, 1.25% Floor)	9.1%	35,532,774	09/15/25	35,358,570	35,532,774
				9.1%	35,532,774		35,358,570	35,532,774
Diversified Financial Services
	Guardia LLC(2)(3)	07/02/18	Revolver - 8.75% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.7%	10,321,164	07/02/23	2,441,944	2,807,357
				0.7%	10,321,164		2,441,944	2,807,357
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 13.25% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	2.2%	8,635,037	02/24/25	8,635,037	8,635,037
				2.2%	8,635,037		8,635,037	8,635,037
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 9.50% (LIBOR + 8.00%, 1.50% Floor)	3.9%	15,126,452	12/18/23	15,125,064	15,126,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00% Fixed Coupon, all PIK)	1.0%	3,710,871	12/18/23	3,710,871	3,710,871
				4.9%	18,837,323		18,835,935	18,837,323
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 10.00% inc PIK (LIBOR + 8.50%, 1.50% Floor, all PIK)	18.3%	113,536,293	01/01/23	113,435,148	71,300,792
				18.3%	113,536,293		113,435,148	71,300,792
Metals & Mining
	Pace Industries, Inc.(2)(4)	06/01/20	HoldCo Term Loan - 3.50% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	18.9%	85,601,791	06/01/40	78,137,870	73,617,540
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 9.75% inc PIK (LIBOR + 8.25%, 1.50% Floor, 2.25% PIK)	13.9%	53,963,182	06/01/25	53,933,292	53,963,182
				32.8%	139,564,973		132,071,162	127,580,722
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 9.38% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	13.0%	50,401,023	12/31/23	50,280,078	50,552,226
				13.0%	50,401,023		50,280,078	50,552,226
	Total Debt Investments			87.8%			406,457,276	341,742,002

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2021

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Animal Supply Holdings LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%	224,156	1,572,727	—
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class A Preferred Stock	3.1%	806,264	8,062,637	12,093,956
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class B Preferred Stock	0.2%	359,474	356,635	690,190
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Common Stock	0.0%	80,700	53,889	—
			3.3%	1,246,438	8,473,161	12,784,146
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	5.4%	5,475,885	5,133,708	20,859,289
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.9%	912,647	—	3,476,546
			6.3%	6,388,532	5,133,708	24,335,835
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	4.2%	9,297,990	9,187,902	16,255,955
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.6%	2,900,000	—	2,262,000
			4.8%	12,497,990	9,187,902	18,517,955
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	22.6%	101,520	101,520,000	88,334,811
			22.6%	102,320	101,520,000	88,334,811
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%	917,418	2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	2.5%	1,766,327	6,481,787	9,750,125
			2.5%	1,766,327	6,481,787	9,750,125
	Total Equity Investments		39.5%		134,479,807	153,722,872
	Total Debt & Equity Investments(9)		127.3%		540,937,083	495,464,874
	Short-term Investments
	U.S. Treasury Bill, Yield 0.09%		141.3%	550,000,000	549,929,721	549,929,721
	Total Short-term Investments		141.3%	550,000,000	549,929,721	549,929,721
	Total Investments (268.5%)				$1,090,866,804	$1,045,394,595
	Net unrealized depreciation on unfunded commitments (0.0%)					(138,337)
	Liabilities in Excess of Other Assets (-168.5%)					(655,951,784)
	Net Assets (100.0%)					$389,304,474

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

Name of Investment	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2021	Interest/ Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings LLC Term Loan - 9.50%	20,398,360	2,046,507	(196,665)	—	—	22,248,202	2,265,018
Carrier & Technology, LLC Common Stock	—	—	—	—	—	—	—
Carrier & Technology Holdings, LLC Term Loan—11.75%	—	231,174	(1,369,948)	(41,407,285)	42,546,059	—	231,174
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	5,782,424	133,991	—	(7,361,653)	4,252,595	2,807,357	68,403
Guardia LLC (fka Carrier & Technology Solutions, LLC) Term loan—8.75%	—	669,510	—	(10,057,378)	9,387,868	—	421,861
Retail and Animal Intermediate Subordinated Loan - 7.00%	9,617,957	—	(275,366)	—	(5,095,022)	4,247,569	(267,358)
Total Non-Controlled Affiliated Investments	$35,798,741	$3,081,182	$(1,841,979)	$(58,826,316)	$51,091,500	$29,303,128	$2,719,098

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

Name of Investment	Fair Value at December 31, 2020	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2021	Interest/ Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,177,284	$533,587	$—	$—	$—	$3,710,871	$550,844
Cedar Electronics Holdings, Corp Term Loan - 9.50%	20,795,847	1,560	(5,669,395)	—	(1,560)	15,126,452	2,008,188
Cedar Ultimate Parent, LLC Class A Preferred Unit	9,598,036		—	—	6,657,919	16,255,955	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	2,262,000	2,262,000	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	66,352,141	—	(19,165)	—	7,284,564	73,617,540	39,519
Pace Industries, Inc. Term Loan - 9.75%	52,749,501	1,222,430	—	—	(8,749)	53,963,182	5,515,898
RT Holdings Parent, LLC Class A Unit	—	5,133,708	—	—	15,725,581	20,859,289	—
RT Holdings Parent, LLC Warrant	—	—	—	—	3,476,546	3,476,546	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	—	15,211,786	(6,576,749)	—	—	8,635,037	1,519,814
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	—	—	—	—	—	—	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	4,386,075	—	—	—	7,707,881	12,093,956	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	—	—	—	—	690,190	690,190	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 9.25%	34,562,488	1,054,673	(37,116)	—	(47,271)	35,532,774	3,459,729
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	138,889,888	—	(63,680,000)	—	13,124,923	88,334,811	7,200,000
Total Controlled Affiliated Investments	$330,511,260	$23,157,744	$(75,982,425)	$—	$56,872,023	$334,558,602	$20,293,992

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2022

	As of December 31,
	2022	2021
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $180,721 and $170,197, respectively)	$167,364	$131,603
Non-controlled affiliated investments (amortized cost of $51,440 and $49,414, respectively)	25,229	29,303
Controlled affiliated investments (amortized cost of $315,712 and $321,326, respectively)	322,861	334,559
Cash and cash equivalents	4,223	8,532
Short-term investments	501,075	549,930
Interest receivable	1,665	1,608
Deferred financing costs	120	498
Prepaid and other assets	52	73
Total Assets	$1,022,589	$1,056,106
Liabilities
Payable for short-term investments purchased	$501,075	$549,930
Credit facility payable	126,250	115,250
Management fees payable	999	1,055
Interest and credit facility expense payable	721	267
Unrealized depreciation on unfunded commitments	—	138
Other accrued expenses and other liabilities	329	162
Total Liabilities	$629,374	$666,802
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 and 20,134,698 units issued and outstanding, respectively)	$1,803,465	$2,013,470
Common Unitholders’ undrawn commitment: (18,034,649 and 20,134,698 units issued and outstanding, respectively)	(199,120)	(409,125)
Common Unitholders’ return of capital	(1,112,130)	(1,099,503)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,901)
Common Unitholders’ capital	477,458	490,088
Accumulated loss	(84,243)	(100,784)
Total Members’ Capital	$393,215	$389,304
Total Liabilities and Members’ Capital	$1,022,589	$1,056,106
Net Asset Value Per Unit (accrual base) (Note 9)	$32.84	$39.65

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2022

	For the Year Ended December 31,
	2022	2021	2020
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$4,879	$14,802	$31,641
Interest income paid-in-kind	16,929	9,919	17,323
Dividend income	—	—	217
Other fee income	8	98	90
Non-controlled affiliated investments:
Interest income	11	579	3,946
Interest income paid-in-kind	2,474	2,117	3,716
Other fee income	25	23	16
Controlled affiliated investments:
Interest income	8,609	9,664	11,515
Interest income paid-in-kind	4,964	3,326	11,873
Dividend income	5,200	7,200	22,000
Other fee income	125	104	70
Total investment income	43,224	47,832	102,407
Expenses
Interest and credit facility expenses	5,648	4,777	11,863
Management fees	4,015	5,293	7,511
Interest expense on repurchase transactions	1,566	152	40
Professional fees	679	610	931
Administrative fees	629	766	942
Directors’ fees	327	320	320
Other expenses	204	211	339
Total expenses	13,068	12,129	21,946
Net investment income	$30,156	$35,703	$80,461
Net realized and unrealized gain (loss) on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	$—	$6,998	$213
Non-controlled affiliated investments	—	(58,826)	(709)
Controlled affiliated investments	—	—	(2,996)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	25,375	12,177	(34,429)
Non-controlled affiliated investments	(6,099)	51,092	(21,798)
Controlled affiliated investments	(6,084)	56,872	(15,062)
Net realized gain on short-term investments	63	13	17
Net realized and unrealized gain (loss) on investments	$13,255	$68,326	$(74,764)
Net increase in Members’ Capital from operations	$43,411	$104,029	$5,697
Basic and diluted:
Income per unit	$2.41	$5.17	$0.28

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

December 31, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at December 31, 2019	$971,647	$(97,419)	$874,228
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	80,461	80,461
Net realized loss on investments	—	(3,475)	(3,475)
Net change in unrealized appreciation/(depreciation) on investments	—	(71,289)	(71,289)
Distributions to Members from:
Distributable earnings	—	(75,397)	(75,397)
Return of capital	(236,253)	—	(236,253)
Total Decrease in Members’ Capital for the year ended December 31, 2020	(236,253)	(69,700)	(305,953)
Tax reclassification of Members' Capital	(138)	138	—
Members’ Capital at December 31, 2020	$735,256	$(166,981)	$568,275
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	35,703	35,703
Net realized loss on investments	—	(51,815)	(51,815)
Net change in unrealized appreciation/(depreciation) on investments	—	120,141	120,141
Distributions to Members from:
Distributable earnings	—	(38,000)	(38,000)
Return of capital	(245,000)	—	(245,000)
Total (Decrease) Increase in Members’ Capital for the year ended December 31, 2021	(245,000)	66,029	(178,971)
Tax reclassification of Members' Capital	(168)	168	—
Members’ Capital at December 31, 2021	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	30,156	30,156
Net realized gain on investments	—	63	63
Net change in unrealized appreciation/(depreciation) on investments	—	13,192	13,192
Distributions to Members from:
Distributable earnings	—	(26,873)	(26,873)
Return of capital	(12,627)	—	(12,627)
Total (Decrease) Increase in Members’ Capital for the year ended December 31, 2022	(12,627)	16,538	3,911
Tax reclassification of Members' Capital	(3)	3	—
Members’ Capital at December 31, 2022	$477,458	$(84,243)	$393,215

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2022

	For the Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$43,411	$104,029	$5,697
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(8,672)	(7,665)	(120,726)
Purchases of short-term investments	(501,075)	(549,930)	(599,748)
Interest income paid in-kind	(24,367)	(15,362)	(32,912)
Proceeds from sales and paydowns of investments	26,229	241,550	416,888
Proceeds from sales of short-term investments	549,930	599,748	—
Net realized loss on investments	—	51,828	3,492
Change in net unrealized (appreciation)/depreciation on investments	(13,192)	(120,141)	71,289
Amortization of premium and accretion of discount, net	(126)	(981)	(4,009)
Amortization of deferred financing costs	857	1,620	1,474
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(57)	3,752	2,067
(Increase) decrease in prepaid and other assets	21	9	(1)
Increase (decrease) in payable for short-term investments purchased	(48,855)	(49,818)	599,748
Increase (decrease) in interest and credit facility expense payable	454	(190)	346
Increase (decrease) in management fees payable	(56)	(643)	(396)
Increase (decrease) in other accrued expenses and liabilities	167	(193)	(417)
Net cash provided by operating activities	$24,669	$257,613	$342,792
Cash Flows from Financing Activities
Return of capital	$(12,627)	$(245,000)	$(236,253)
Distributions to Members	(26,873)	(38,000)	(75,397)
Deferred financing costs paid	(478)	(883)	(1,999)
Proceeds from credit facility	11,000	—	353,000
Repayments of credit facility	—	—	(601,815)
Net cash used in financing activities	$(28,978)	$(283,883)	$(562,464)
Net decrease in cash and cash equivalents	$(4,309)	$(26,270)	$(219,672)
Cash and cash equivalents, beginning of period	$8,532	$34,802	$254,474
Cash and cash equivalents, end of period	$4,223	$8,532	$34,802
Supplemental and non-cash financing activities
Interest expense paid	$4,020	$2,985	$8,857

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2022

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

As of December 31, 2022, the Company has two wholly-owned subsidiaries - TCW DL VI Funding I, LLC and TCW DL CTH, LLC each a Delaware limited liability company and each designed to hold an equity investment of the Company's.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), September 19, 2020. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On April 30, 2021, the Company’s Board of Directors approved the second one year extension of the Company’s term from September 19, 2021 to September 19, 2022. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders.

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

In October 2022, the Company’s Members approved a proposal to allow the Company to make pre-identified follow-on investments in specific portfolio companies as well as their holding companies, subsidiaries, successors or other affiliates, up to an aggregate maximum of 10% of Capital Commitments.

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

December 31, 2022

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2022, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2022 was $100,875.

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

Reclassifications: Certain prior period amounts in the Consolidated Statements of Operations relating to interest expense on repurchase transactions have been reclassified out of Other expenses and into Interest expense on repurchase transactions to conform to the current period presentation.

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

December 31, 2022

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2022, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2022, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

December 31, 2022

2. Significant Accounting Policies (Continued)

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

The optional guidance and practical expedients in ASU 2020-04 and 2021-01 are not applicable to the Company and therefore did not have a material impact to the consolidated financial statements.

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

On May 12, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with the Company's valuation policy. The Adviser's internal valuation process did not change as a result of Rule 2a-5, and it continues to receive a report from an independent third-party valuation firm for fair valued securities.

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

December 31, 2022

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

December 31, 2022

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$349,861	$—	$349,861
Equity	1,925	—	79,526	—	81,451
Investment Funds & Vehicles (1)	—	—	—	84,142	84,142
Short- term investments	501,075	—	—	—	501,075
Cash equivalents	4,223	—	—	—	4,223
Total	$507,223	$—	$429,387	$84,142	$1,020,752

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the years ended December 31, 2022 and 2021:

	Debt	Equity	Total
Balance, January 1, 2022	$341,742	$55,638	$397,380
Purchases, including payments received in-kind	32,723	316	33,039
Sales and paydowns of investments	(9,589)	—	(9,589)
Amortization of premium and accretion of discount, net	126	—	126
Net change in unrealized appreciation/(depreciation)	(15,141)	23,572	8,431
Balance, December 31, 2022	$349,861	$79,526	$429,387
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2022	$(15,141)	$23,297	$8,156

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

3. Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, January 1, 2021	$476,052	$13,984	$490,036
Purchases, including payments received in-kind	30,403	5,117	35,520
Sales and paydowns of investments	(182,632)	—	(182,632)
Amortization of premium and accretion of discount, net	981	—	981
Net realized losses	(54,878)	(1,363)	(56,241)
Net change in unrealized appreciation/(depreciation)	71,816	37,900	109,716
Balance, December 31, 2021	$341,742	$55,638	$397,380
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2021	$2,662	$36,520	$39,182

The Company did not have any transfers between levels during the years ended December 31, 2022 and 2021.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2022.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$43,636	Income Method	Discount Rate	14.6% to 17.6%	16.1%	Decrease
Debt	$141,246	Market Method	EBITDA Multiple	6.0x to 9.0x	N/A	Increase
Debt	$29,341	Market Method	Revenue Multiple	0.1x to 0.2x	N/A	Increase
Debt	$2,605	Market Method	Indicative Bid	17.8% to 29.7%	N/A	Increase
Debt	$133,033	Market Method	EBITDA Multiple	7.0x to 11.0x	N/A	Increase
			Revenue Multiple	0.3x to 0.7x	N/A	Increase
Equity	$11,753	Market Method	EBITDA Multiple	6.0x to 6.5x	N/A	Increase
Equity	$22,763	Market Method	Revenue Multiple	0.1x to 0.2x	N/A	Increase
Equity	$—	Market Method	Indicative Bid	0.0% to 0.0%	N/A	Increase
Equity	$45,010	Market Method	EBITDA Multiple	7.0x to 11.0x	N/A	Increase
			Revenue Multiple	0.3x to 0.7x	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

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

December 31, 2022

4. Agreements and Related Party Transactions (Continued)

zero. While the Management Fee will accrue from the initial closing date, the Adviser intends to defer payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by the Company’s investments.

For the years ended December 31, 2022, 2021 and 2020, Management Fees incurred amounted to $4,015, $5,293 and $7,511, respectively, of which $999, $1,055 and $1,698 remained payable at December 31, 2022, 2021 and 2020, respectively.

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

No Incentive Fees were incurred during years ended December 31, 2022, 2021 and 2020.

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

December 31, 2022

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
5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Retail & Animal Intermediate, LLC	November 2025	$4,981	$—	$—	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	6,824	—
Pace Industries, Inc.	June 2025	2,086	—	—	—
Guardia LLC (fka Carrier & Technology Solutions, LLC)	July 2023	—	—	190	138
Total		$11,988	$—	$7,014	$138

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2022 and 2021, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2022, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

6. Members’ Capital

During the years ended December 31, 2022, 2021 and 2020, the Company did not sell or issue any Common Units. The activity for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Units at beginning of year	20,134,698	20,134,698	20,134,698
Units reduced during the period	(2,100,049)	—	—
Units issued and committed at end of year	18,034,649	20,134,698	20,134,698

For the years ended December 31, 2022, 2021 and 2020, the Company processed $0 deemed distributions and re-contributions.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

7. Credit Facility (Continued)

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2022, the Company was in compliance with such covenants.

As of December 31, 2022 and 2021, the Available Commitment under the Amended Credit Agreement was $50,750 and $61,750, respectively.

As of December 31, 2022 and 2021, the amounts outstanding under the Credit Facility were $126,250 and $115,250, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2022 and 2021, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 in connection with the April 6, 2021 Third Amended Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2022 and 2021, $120 and $498, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Credit facility interest expense	$4,484	$2,842	$9,162
Undrawn commitment fees	240	250	1,162
Administrative fees	67	65	65
Amortization of deferred financing costs	857	1,620	1,474
Total	$5,648	$4,777	$11,863
Weighted average interest rate	3.76%	2.43%	3.57%
Average outstanding balance	$117,768	$115,250	$252,629

If the Company’s ratio of aggregate fair value of all eligible portfolio assets (as defined in the Credit Agreement) to the principal amount outstanding (“Ratio of Eligible Portfolio Assets”) falls below 150%, a mandatory prepayment provision is triggered in the Credit Agreement requiring the Company to utilize all cash receipts attributable to the eligible portfolio assets as a prepayment to the outstanding principal obligation, within five days of collecting such cash receipts, until such a time when the Ratio of Eligible Portfolio Assets exceeds 150%. The Company’s Ratio of Eligible Portfolio Assets exceeded 150% on January 10, 2020 through March 26, 2020. On March 27, 2020, the Company’s Ratio of Eligible Portfolio Assets fell below 150%. However, in connection with the Amended Credit Agreement executed on April 6, 2020, the mandatory repayment was waived by Natixis. The Company’s Ratio of Eligible Portfolio Assets has exceeded 150% since April 6, 2020.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

8. Repurchase Transactions

The Company may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby the Company sells to Barclays its short-term investments and concurrently enters into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (the “Repurchase Transaction”).

In accordance with ASC 860, Transfers and Servicing, these Repurchase Transactions meet the criteria for secured borrowings. Accordingly, the short-term investments remain on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Barclays (the “Repurchase Obligation”). The Repurchase Obligation is secured by the short-term investments that are the subject of the repurchase agreement.

The Company had no outstanding Repurchase Obligations as December 31, 2022 and 2021. Interest expense incurred under these Repurchase Transactions was $1,566, $152, and $40 for the years ended December 31, 2022, 2021, and 2020, respectively.

9. Income Taxes

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

As of December 31, 2022, 2021 and 2020, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Cost of investments for federal income tax purposes	$1,051,514	$1,088,923	$1,410,101
Unrealized appreciation	$57,357	$37,008	$7,397
Unrealized depreciation	$(88,118)	$(80,537)	$(145,449)
Net unrealized appreciation (depreciation) on investments	$(30,761)	$(43,529)	$(138,052)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2022, 2021 and 2020. These differences result primarily from net operating losses, differences in accounting for partnership interests, and amendment fees reclassified as capital gains.

	For the Year Ended December 31,
	2022	2021	2020
Common Unitholders tax reclassification	$(3)	$(168)	$(137)
Undistributed net investment (loss) income	$(3,239)	$2,341	$(4,484)
Accumulated net realized gain (loss)	$3,242	$(2,173)	$4,621

The tax character of shareholder distributions attributable to the years ended December 31, 2022, 2021 and 2020 was as follows:

	For the Year Ended December 31,
	2022	2021	2020
Ordinary income	$26,873	$38,000	$75,397
Return of capital	$12,627	$245,000	$236,253

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

9. Income Taxes (Continued)

The tax components of distributable earnings on a tax basis for years ended December 31, 2022, 2021 and 2020 were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Net tax appreciation (depreciation)	$(30,761)	$(43,667)	$(138,765)
Capital loss carryover	$(53,201)	$(56,792)	$(27,846)
Other cumulative effect of timing differences	$(281)	$—	$—

As of December 31, 2022, the Company had a short-term capital loss carryforward of $2,302 and a long-term capital loss carryforward of $50,899 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company's investment in SSI Parent, LLC's (fka School Specialty, Inc.) common stock is held through TCW DL SSP LLC, an unconsolidated special purpose vehicle. The fair value of such equity investment as of December 31, 2022 is net of a $10,417 deferred tax liability recorded by TCW DL SSP LLC. TCW DL SSP LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

The Company did not have any unrecognized tax benefits at December 31, 2022 or 2021, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

10. Unconsolidated Significant Subsidiaries

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

Our investment in TCW Strategic Ventures as of December 31, 2022 exceeded the threshold in at least one of the Rule 3-09 tests. Accordingly, we are attaching the audited financial statements of TCW Strategic Ventures to this Form 10-K. Further, our investments in Pace Industries, Inc., and SSI Parent, LLC (fka School Specialty, Inc.) exceed the threshold in at least one of the Rule 4-08(g) tests. Included below are the summarized financial information for Pace Industries, Inc. and SSI, Parent, LLC (fka School Specialty, Inc.):

	As of December 31,
	2022	2021
Selected Balance Sheet Information - Pace Industries, Inc.
Total assets	$452,200	$417,977
Total liabilities	605,728	459,818
Equity	(153,528)	(41,841)

	As of December 31,	As of December 25,
	2022(1)	2021(1)
Selected Balance Sheet Information - SSI Parent, LLC (fka School Specialty, Inc.)
Total assets	$284,445	$255,459
Total liabilities	245,465	232,224
Equity	38,980	23,235

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

10. Unconsolidated Significant Subsidiaries (Continued)

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,	For the Seven Months Ended December 31,
	2022	2021	2020
Selected Income Statement Information - Pace Industries, Inc.
Total revenue	$657,261	$579,995	$286,440
Net loss	(113,346)	(25,788)	(39,332)

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 25,	For the period September 15, 2020 through December 26,
	2022(1)	2021(1)	2020(1)
Selected Income Statement Information - SSI Parent, LLC (fka School Specialty, Inc.)
Total revenue	$749,789	$615,759	$121,249
Net income (loss)	27,368	10,569	(16,413)

(1)
The fiscal year of SSI Parent, LLC (fka School Specialty, Inc) ends on the last Saturday in December each year. Further, SSI Parent, LLC did not have any assets, liabilities, capitalization, or operations prior to September 15, 2020.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

11. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2022, 2021, 2020, 2019 and 2018 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Year Ended December 31,
	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)
Net Asset Value Per Unit (accrual base), Beginning of Year	$39.65	$48.54	$63.74	$65.69	$78.70
Adjustment due to reduction of undrawn commitments(2)	(7.02)	—	—	—	—
Income from Investment Operations:
Net investment income	1.67	1.78	4.00	7.34	6.74
Net realized and unrealized (loss) gain	0.74	3.39	(3.72)	(2.89)	(2.03)
Total from investment operations	2.41	5.17	0.28	4.45	4.71
Less Distributions:
From net investment income	(1.49)	(1.89)	(3.74)	(6.20)	(6.79)
Return of capital	(0.71)	(12.17)	(11.74)	(0.20)	(10.93)
Total distributions(3)	(2.20)	(14.06)	(15.48)	(6.40)	(17.72)
Net Asset Value Per Unit (accrual base), End of Year	$32.84	$39.65	$48.54	$63.74	$65.69
Common Unitholder Total Return(4)	13.30%	20.66%	0.78%	10.83%	9.07%
Common Unitholder IRR(5)	8.46%	8.30%	7.24%	8.18%	7.58%
Ratios and Supplemental Data
Members’ Capital, end of year	$393,215	$389,304	$568,275	$874,228	$913,543
Units outstanding, end of year	18,034,649	20,134,698	20,134,698	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	3.33%	2.38%	3.10%	3.42%	3.57%
Expenses recaptured (reimbursed) by Investment Adviser	— %	— %	— %	— %	(0.02)%
Ratio of net expenses to average net assets	3.33%	2.38%	3.10%	3.42%	3.55%
Ratio of financing cost to average net assets	1.44%	0.94%	1.68%	2.11%	2.35%
Ratio of net investment income before expense recapture (reimbursement) to average net assets	7.67%	7.02%	11.38%	17.23%	12.56%
Ratio of net investment income to average net assets	7.67%	7.02%	11.38%	17.23%	12.59%
Credit facility payable	$126,250	$115,250	$115,250	$364,065	$365,000
Asset coverage ratio	4.11	4.38	5.93	3.40	3.50
Portfolio turnover rate	1.71%	1.29%	14.68%	5.12%	7.60%

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2022

11. Financial Highlights (Continued)

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2022, 2021, 2020, 2019 and 2018.
(2)
NAV per unit was adjusted due to the reduction in undrawn commitments that occurred during the period. Refer to Note 1.
(3)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(4)
The Total Return for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(5)
The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 8.46% through December 31, 2022. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 10, 2023, the Company entered into the fourth amendment to the revolving credit agreement with Natixis. The fourth amendment includes the addition of the Adjusted Term SOFR Rate and removal of the Eurocurrency Rate for purposes of calculating interest on the loan. The Company incurred $25 of upfront costs to amend the loan.