Form 10-Q
period 2023-03-31
TCW Direct Lending LLC
filed 2023-05-11
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 11, 2023 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(3)	08/14/20	Term Loan - 13.65% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	5.1%	$25,513,034	08/14/25	$25,513,034	$20,002,218
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00%, Fixed Coupon, all PIK)	0.0%	29,362,513	11/14/25	23,151,201	-
				5.1%			48,664,235	20,002,218

Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 12.91% (SOFR + 8.00%, 1.25% Floor)	9.1%	35,345,922	12/29/26	35,230,886	35,345,923
				9.1%			35,230,886	35,345,923
Diversified Financial Services
	Guardia LLC (2) (3)	07/02/18	Revolver - 11.92% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.4%	11,953,546	07/02/23	1,928,342	1,538,881
				0.4%			1,928,342	1,538,881
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 16.73% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	1.8%	6,997,619	02/24/25	6,997,619	6,997,619
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 20.73% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	0.8%	1,486,709	02/24/25	1,486,709	2,940,116
				2.6%			8,484,328	9,937,735
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 12.63% (LIBOR + 8.00%, 1.50% Floor)	3.9%	15,126,452	12/18/23	15,125,937	15,126,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.2%	4,480,160	12/18/23	4,480,160	4,480,160
				5.1%			19,606,097	19,606,612
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 13.41% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	33.5%	130,270,359	11/12/25	130,179,065	130,270,359
				33.5%			130,179,065	130,270,359
Metals & Mining
	Pace Industries, Inc.(2) (4)	06/01/20	HoldCo Term Loan - 7.09% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	6.0%	89,108,152	06/01/40	78,137,869	23,286,673
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 13.34% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	15.3%	59,428,843	06/01/25	59,409,859	59,428,843
	Pace Industries, Inc.(4)	10/07/22	Revolver - 13.21% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	3.2%	12,531,598	06/01/25	12,531,598	12,531,598
				24.5%			150,079,326	95,247,114
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 13.14% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	11.0%	44,126,517	01/31/25	44,086,928	43,023,354
				11.0%			44,086,928	43,023,354
	Total Debt Investments			91.3%			438,259,207	354,972,196

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Retail & Animal Supply Holdings, LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%		1,572,727	—
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class A Preferred Stock	3.4%	806,264	8,062,637	13,061,472
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class B Preferred Stock	1.2%	359,474	356,635	4,529,373
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Common Stock	6.0%	80,700	53,889	23,323,107
	PNI Litigation Trust (Guardia LLC) (2)(3)	Preferred Equity	0.0%	115,715	115,715	—
			10.6%		8,588,876	40,913,952
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	4.4%	5,475,885	5,133,708	17,020,693
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.7%	912,647	—	2,836,507
	RT Holdings Parent, LLC(2)(4)(8)	Equity Units	0.1%	105,624	133,086	328,005
	RT Holdings Parent, LLC(2)(4)(8)	Equity Units	0.0%	53,104	66,914	87,000
			5.2%		5,333,708	20,272,205
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	3.1%	9,297,990	9,187,902	12,039,038
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.0%	2,900,000	—	—
			3.1%		9,187,902	12,039,038
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	20.9%	84,880	84,880,000	81,579,355
			20.9%		84,880,000	81,579,355
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.5%	1,766,327	6,481,788	2,031,276
			0.5%		6,481,788	2,031,276
	Total Equity Investments		40.3%		118,155,523	156,835,826
	Total Debt & Equity Investments(9)		131.6%		556,414,730	511,808,022
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.65%		1.3%	5,184,337	5,184,337	5,184,337
	Total Cash Equivalents		1.3%		5,184,337	5,184,337
	Short-term Investments
	U.S. Treasury Bill, Yield 4.59%		130.5%	515,000,000	508,202,000	508,202,000
	Total Short-term Investments		130.5%		508,202,000	508,202,000
	Total Investments (263.3%)				$1,069,801,067	$1,025,194,359
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-163.3%)					(635,768,575)
	Net Assets (100.0%)					$389,425,784

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and March 31, 2023 along with transactions during the period ended March 31, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2023	Interest/Dividend/ Other income
Retail & Animal Supply Holdings, LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
Animal Supply Company, LLC Term Loan - 9.50%	22,624,644	840,575	—	—	(3,463,001)	20,002,218	838,395
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,604,562	857	—	—	(1,066,539)	1,538,880	—
PNI Litigation Trust (fka Guardia LLC) Preferred Equity	—	—	—	—	—	—	—
Retail and Animal Intermediate Subordinated Loan - 7.00%	—	—	—	—	—	—	—
Total Non-Controlled Affiliated Investments	$25,229,206	$841,432	$—	$—	$(4,529,540)	$21,541,098	$838,395

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and March 31, 2023 along with transactions during the period ended March 31, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2023	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$4,316,274	$163,887	$—	$—	$—	$4,480,161	$166,004
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	178	—	—	(178)	15,126,452	533,677
Cedar Ultimate Parent, LLC Class A Preferred Unit	11,753,031	—	—	—	286,006	12,039,037	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	31,455,178	—	—	—	(8,168,504)	23,286,674	7,689
Pace Industries, Inc. Term Loan - 9.75%	57,579,326	1,851,675	—	—	(2,157)	59,428,844	2,006,121
Pace Industries, LLC Revolver Opco	8,616,757	3,914,841	—	—	—	12,531,598	361,268
RT Holdings Parent, LLC Class A Unit	19,103,720	—	—	—	(2,083,027)	17,020,693	—
RT Holdings Parent, LLC Warrant	3,184,225	—	—	—	(347,719)	2,836,506	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	6,715,899	281,720	—	—	—	6,997,619	409,501
Ruby Tuesday Operations, LLC Incremental Term Loan - 17.25%	—	1,486,709			1,453,407	2,940,116	53,044
RT Holdings Parent, LLC Equity Units	368,005	—	—	—	(40,000)	328,005	—
RT Holdings Parent, LLC Equity Units	106,999	—	—	—	(19,999)	87,000	—
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	27,419,241	—	—	—	(4,096,134)	23,323,107	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	13,061,335	—	—	—	137	13,061,472	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	4,529,373	—	—	—	—	4,529,373	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 9.25%	35,383,037	11,455	(36,908)	—	(11,662)	35,345,922	1,133,948
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	84,141,713	—	—	—	(2,562,357)	81,579,356	—
Total Controlled Affiliated Investments	$322,860,565	$7,710,465	$(36,908)	$—	$(15,592,187)	$314,941,935	$4,671,252

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2023

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
(7)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2023, $81,579,355 or 7.9% of the Company’s total assets were represented by “non-qualifying assets.”
(8)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities was $73,225,195, or 7.1% of the Company’s total assets.
(9)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of March 31, 2023. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

LIBOR - London Interbank Offered Rate, generally 1-Month or 3-Month

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $8,565,546 and $59,558, respectively, for the period ended March 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2022

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(3)	08/14/20	Term Loan - 13.16% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	5.8%	$24,672,459	08/14/25	$24,672,459	$22,624,644
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00%, Fixed Coupon, all PIK)	0.0%	28,849,033	11/14/25	23,151,201	-
				5.8%			47,823,660	22,624,644

Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 12.43% (SOFR + 8.00%, 1.25% Floor)	9.0%	35,383,037	12/29/26	35,256,338	35,383,037
				9.0%			35,256,338	35,383,037
Diversified Financial Services
	Guardia LLC (2) (3)	07/02/18	Revolver - 11.38% inc PIK (LIBOR + 7.25%, 1.50% Floor, all PIK)	0.7%	11,679,652	07/02/23	1,927,484	2,604,562
				0.7%			1,927,484	2,604,562
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 16.06% inc PIK (LIBOR + 12.00%, 1.25% Floor, 6.00% PIK)	1.7%	6,715,899	02/24/25	6,715,899	6,715,899
				1.7%			6,715,899	6,715,899
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 12.07% (LIBOR + 8.00%, 1.50% Floor)	3.8%	15,126,452	12/18/23	15,125,760	15,126,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.1%	4,316,274	12/18/23	4,316,274	4,316,274
				4.9%			19,442,034	19,442,726
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 12.92% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	31.0%	130,270,359	11/12/25	130,170,471	121,802,785
				31.0%			130,170,471	121,802,785
Metals & Mining
	Pace Industries, Inc.(2) (4)	06/01/20	HoldCo Term Loan - 6.74% inc PIK (LIBOR + 2.00%, 1.50% Floor, all PIK)	8.0%	89,108,152	06/01/40	78,137,869	31,455,178
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 12.85% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	14.6%	57,579,326	06/01/25	57,558,184	57,579,326
	Pace Industries, Inc.(4)	10/07/22	Revolver - 12.96% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	2.2%	8,616,757	06/01/25	8,616,757	8,616,757
				24.8%			144,312,810	97,651,261
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 12.13% inc PIK (LIBOR + 8.38%, 1.00% Floor, 0.38% PIK)	11.1%	44,121,541	12/31/23	44,068,922	43,636,205
				11.1%			44,068,922	43,636,205
	Total Debt Investments			89.0%			429,717,618	349,861,119

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Retail & Animal Supply Holdings, LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%		1,572,727	—
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class A Preferred Stock	3.3%	806,264	8,062,637	13,061,335
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class B Preferred Stock	1.2%	359,474	356,635	4,529,373
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Common Stock	7.0%	80,700	53,889	27,419,241
	PNI Litigation Trust (Guardia LLC) (2)(3)	Preferred Equity	0.0%	115,715	115,715	—
			11.5%		8,588,876	45,009,949
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	4.9%	5,475,885	5,133,708	19,103,720
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.8%	912,647	—	3,184,225
	RT Holdings Parent, LLC(2)(4)(8)	Class P-1 Units	0.1%	105,624	133,086	368,005
	RT Holdings Parent, LLC(2)(4)(8)	Class P-2 Units	0.0%	53,104	66,914	106,999
			5.8%		5,333,708	22,762,949
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	3.0%	9,297,990	9,187,902	11,753,031
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.0%	2,900,000	—	—
			3.0%		9,187,902	11,753,031
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	21.4%	84,880	84,880,000	84,141,713
			21.4%		84,880,000	84,141,713
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.5%	1,766,327	6,481,788	1,925,296
			0.5%		6,481,788	1,925,296
	Total Equity Investments		42.2%		118,155,523	165,592,938
	Total Debt & Equity Investments(9)		131.2%		547,873,141	515,454,057
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.06%		1.1%	4,223,290	4,223,290	4,223,290
	Total Cash Equivalents		1.1%		4,223,290	4,223,290
	Short-term Investments
	U.S. Treasury Bill, Yield 4.53%		127.4%	510,000,000	501,075,000	501,075,000
	Total Short-term Investments		127.4%		501,075,000	501,075,000
	Total Investments (259.6%)				$1,053,171,431	$1,020,752,347
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-159.6%)					(627,537,291)
	Net Assets (100.0%)					$393,215,056

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and December 31, 2022 along with transactions during the year ended December 31, 2022 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/Dividend/ Other income
Retail & Animal Supply Holdings, LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
Animal Supply Company, LLC Term Loan - 9.50%	22,248,202	2,473,422	(49,166)	—	(2,047,814)	22,624,644	2,508,518
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,807,357	—	(514,460)	—	311,665	2,604,562	—
PNI Litigation Trust (fka Guardia) Preferred Equity	—	115,715	—	—	(115,715)	—	—
Retail and Animal Intermediate Subordinated Loan - 7.00%	4,247,569	—	—	—	(4,247,569)	—	1,338
Total Non-Controlled Affiliated Investments	$29,303,128	$2,589,137	$(563,626)	$—	$(6,099,433)	$25,229,206	$2,509,855

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2022

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2021 and December 31, 2022 along with transactions during the year ended December 31, 2022 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2021	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,710,871	$605,403	$—	$—	$—	$4,316,274	$613,223
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	696	—	—	(696)	15,126,452	1,806,572
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,255,955	—	—	—	(4,502,924)	11,753,031	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	2,262,000	—	—	—	(2,262,000)	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	73,617,540	—	—	—	(42,162,362)	31,455,178	55,064
Pace Industries, Inc. Term Loan - 9.75%	53,963,182	3,624,893	—	—	(8,749)	57,579,326	5,867,755
Pace Industries, LLC Revolver Opco		8,616,757	—	—	—	8,616,757	38,972
RT Holdings Parent, LLC Class A Unit	20,859,289	—	—	—	(1,755,569)	19,103,720	—
RT Holdings Parent, LLC Warrant	3,476,546	—	—	—	(292,321)	3,184,225	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	8,635,037	469,635	(2,388,773)	—	—	6,715,899	1,623,615
RT Holdings Parent, LLC Equity Units	—	133,087	—	—	234,918	368,005	—
RT Holdings Parent, LLC Equity Units	—	66,914	—	—	40,085	106,999	—
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	—	—	—	—	27,419,241	27,419,241	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	12,093,956	—	—	—	967,379	13,061,335	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	690,190	—	—	—	3,839,183	4,529,373	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 9.25%	35,532,773	46,673	(148,903)	—	(47,506)	35,383,037	3,692,955
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	88,334,811	—	(16,640,000)	—	12,446,902	84,141,713	5,200,000
Total Controlled Affiliated Investments	$334,558,602	$13,564,058	$(19,177,676)	$—	$(6,084,419)	$322,860,565	$18,898,156

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2023

	As of March 31,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $180,748 and $180,721, respectively)	$175,325	$167,364
Non-controlled affiliated investments (amortized cost of $52,281 and $51,440, respectively)	21,541	25,229
Controlled affiliated investments (amortized cost of $323,386 and $315,712, respectively)	314,942	322,861
Cash and cash equivalents	5,184	4,223
Short-term investments	508,202	501,075
Interest receivable	2,024	1,665
Deferred financing costs	8	120
Prepaid and other assets	26	52
Total Assets	$1,027,252	$1,022,589
Liabilities
Payable for short-term investments purchased	$508,202	$501,075
Credit facility payable	128,250	126,250
Management fees payable	—	999
Interest and credit facility expense payable	796	721
Directors' fees payable	68	—
Other accrued expenses and other liabilities	510	329
Total Liabilities	637,826	629,374
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,112,130)	(1,112,130)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	477,458	477,458
Accumulated loss	(88,032)	(84,243)
Total Members’ Capital	$389,426	$393,215
Total Liabilities and Members’ Capital	$1,027,252	$1,022,589
Net Asset Value Per Unit (accrual base) (Note 10)	$32.63	$32.84

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

	Three months ended March 31,
	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$5,915	$919
Interest income paid-in-kind	27	2,924
Other fee income	108	3
Non-controlled affiliated investments:
Interest income	—	123
Interest income paid-in-kind	832	533
Other fee income	6	6
Controlled affiliated investments:
Interest income	2,048	2,649
Interest income paid-in-kind	2,582	581
Other fee income	41	35
Total investment income	11,559	7,773
Expenses
Interest and credit facility expenses	2,306	1,153
Interest expense on repurchase transactions	1,347	32
Management fees	—	1,014
Professional fees	197	136
Administrative fees	142	172
Directors’ fees	68	78
Other expenses	54	67
Total expenses	4,114	2,652
Net investment income	7,445	5,121
Net realized and unrealized (loss) gain on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	7,934	(2,184)
Non-controlled affiliated investments	(4,530)	(1,202)
Controlled affiliated investments	(15,592)	9,740
Net realized gain (loss) on short-term investments	954	(211)
Net realized and unrealized (loss) gain on investments	(11,234)	6,143
Net (decrease) increase in Members’ Capital from operations	$(3,789)	$11,264
Basic and diluted:
(Loss) income per unit	$(0.21)	$0.56

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,121	5,121
Net realized loss on investments	—	(211)	(211)
Net change in unrealized appreciation/(depreciation) on investments	—	6,354	6,354
Distributions to Members from:
Return of capital	(18,000)	—	(18,000)
Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2022	(18,000)	11,264	(6,736)
Members’ Capital at March 31, 2022	$472,088	$(89,520)	$382,568

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2023	$477,458	$(84,243)	$393,215
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	7,445	7,445
Net realized gain on investments	—	954	954
Net change in unrealized appreciation/(depreciation) on investments	—	(12,188)	(12,188)
Total Decrease in Members’ Capital for the three months ended March 31, 2023	—	(3,789)	(3,789)
Members’ Capital at March 31, 2023	$477,458	$(88,032)	$389,426

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(3,789)	$11,264
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchases of investments	(5,125)	—
Purchases of short-term investments	(508,202)	(478,833)
Interest income paid in-kind	(3,441)	(4,038)
Proceeds from sales and paydowns of investments	60	13,670
Proceeds from sales of short-term investments	501,075	549,930
Change in net unrealized (appreciation)/depreciation on investments	12,188	(6,354)
Amortization of premium and accretion of discount, net	(36)	(54)
Amortization of deferred financing costs	137	457
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(359)	3
(Increase) decrease in prepaid and other assets	26	36
Increase (decrease) in payable for short-term investments purchased	7,127	(71,097)
Increase (decrease) in management fees payable	(999)	(41)
Increase (decrease) in interest and credit facility expense payable	75	16
Increase (decrease) in directors’ fees payable	68	68
Increase (decrease) in other accrued expenses and liabilities	181	256
Net cash (used in) provided by operating activities	(1,014)	15,283
Cash Flows from Financing Activities
Return of capital	—	(18,000)
Distributions to Members	—	—
Deferred financing costs paid	(25)	—
Proceeds from credit facility	2,000	—
Net cash provided by (used) in financing activities	1,975	(18,000)
Net increase (decrease) in cash and cash equivalents	961	(2,717)
Cash and cash equivalents, beginning of period	4,223	8,532
Cash and cash equivalents, end of period	$5,184	$5,815
Supplemental and non-cash financing activities
Interest expense paid	$2,028	$597

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

The Company has two wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of the Company.

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

March 31, 2023

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2023, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2023 was $100,875.

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

March 31, 2023

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2023, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Repurchase Obligations: Transactions whereby the Company sells an investment it currently holds with a concurrent agreement to repurchase the same investment at an agreed upon price at a future date are accounted for as secured borrowings in accordance with ASC 860, Transfers and Servicing. The investment subject to the repurchase agreement remains on the Company's Statements of Assets and Liabilities and a secured borrowing is recorded for the future repurchase obligation. The secured borrowing is collateralized by the investment subject to the repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company's Statements of Operations within Interest expense on repurchase transactions.

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on the consolidated financial statements.

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

March 31, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the best available pricing inputs.

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

March 31, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2023:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$354,972	$—	$354,972
Equity	2,031	—	73,225	—	75,256
Investment funds & vehicles(1)	—	—	—	81,579	81,579
Short- term investments	508,202	—	—	—	508,202
Cash equivalents	5,184	—	—	—	5,184
Total	$515,417	$—	$428,197	$81,579	$1,025,193

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2022:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$349,861	$—	$349,861
Equity	1,925	—	79,526	—	81,451
Investment funds & vehicles(1)	—	—	—	84,142	84,142
Short- term investments	501,075	—	—	—	501,075
Cash equivalents	4,223	—	—	—	4,223
Total	$507,223	$—	$429,387	$84,142	$1,020,752

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

March 31, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2023:

	Debt	Equity	Total
Balance, January 1, 2023	$349,861	$79,526	$429,387
Purchases, including payments received in-kind	8,566	—	8,566
Sales and paydowns of investments	(60)	—	(60)
Amortization of premium and accretion of discount, net	36	—	36
Net change in unrealized appreciation/(depreciation)	(3,431)	(6,301)	(9,732)
Balance, March 31, 2023	$354,972	$73,225	$428,197
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2023	(3,431)	(6,301)	(9,732)

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

The Company did not have any transfers between levels during the three months ended March 31, 2023 and 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2023.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$43,024	Income Method	Discount Rate	13.9 to 17.1%	15.5%	Decrease
Debt	$197,753	Market Method	EBITDA Multiple	5.8x to 8.5x	N/A	Increase
Debt	$29,940	Market Method	Revenue Multiple	0.1x to 0.2x	N/A	Increase
Debt	$1,539	Market Method	Indicative Bid	0.0% to 19.2%	N/A	Increase
Debt	$82,716	Market Method	EBITDA Multiple	7.5x to 8.5x	N/A	Increase
			Revenue Multiple	0.5x to 0.7x	N/A	Increase
Equity	$52,953	Market Method	EBITDA Multiple	5.8x to 7.0x	N/A	Increase
Equity	$20,272	Market Method	Revenue Multiple	0.1x to 0.2x	N/A	Increase
Equity	$—	Market Method	Indicative Bid	0.0% to 0.0%	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	7.5x to 8.5x	N/A	Increase
			Revenue Multiple	0.5x to 0.7x	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

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

March 31, 2023

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

For the three months ended March 31, 2023, Management Fees incurred were $0, of which $0 remained payable as of March 31, 2023. No management fees were expensed during the three months ended March 31, 2023 as the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

For the three months ended March 31, 2022, Management Fees incurred amounted to $1,014, of which $1,014 remained payable at March 31, 2022.

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Since inception, the Company received $2,615 in such fees, none of which were during the three months ended March 31, 2023 and 2022.

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

March 31, 2023

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

No Incentive Fees were incurred during the three months ended March 31, 2023 and 2022.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Retail & Animal Intermediate, LLC	November 2025	$4,981	$—	$4,981	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Pace Industries, Inc.	June 2025	522	—	2,086	—
Total		$10,424	$—	$11,988	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2023 and December 31, 2022, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2023, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three months ended March 31, 2023 and 2022, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
Units at beginning of period	18,034,649	20,134,698
Units issued and committed at end of period	18,034,649	20,134,698

The Company did not process any deemed distributions and re-contributions during the three months ended March 31, 2023 and 2022.

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

March 31, 2023

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2023, the Company was in compliance with such covenants.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

7. Credit Facility (Continued)

On January 10, 2023, the Company entered into a Fourth Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Fourth Amended Credit Agreement"). The Fourth Amended Credit Agreement replaces the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Fourth Amended Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or "Applicable Margin." Each Daily SOFR Loan will bear interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.95%.

As of March 31, 2023 and December 31, 2022, the Available Commitment under the Amended Credit Agreement was $48,750 and $50,750, respectively.

As of March 31, 2023 and December 31, 2022, the amounts outstanding under the Credit Facility were $128,250 and $126,250, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2023 and December 31, 2022, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 in connection with the April 6, 2021 Third Amended Credit Agreement. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2023 and December 31, 2022, $8 and $120, respectively, of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31,
	2023	2022
Credit facility interest expense	$2,104	$618
Undrawn commitment fees	49	62
Administrative fees	16	16
Amortization of deferred financing costs	137	457
Total	$2,306	$1,153
Weighted average interest rate	6.61%	2.14%
Average outstanding balance	$127,583	$115,250

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

8. Repurchase Transactions

The Company may, from time to time, enter into repurchase agreements with Barclays Bank PLC (“Barclays”), whereby the Company sells to Barclays its short-term investments and concurrently enters into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Repurchase Transaction”).

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

The Company had no outstanding Repurchase Obligations as of March 31, 2023 and December 31, 2022. Interest expense incurred under these Repurchase Transactions was $1,347 and $32 for the three months ended March 31, 2023 and 2022, respectively.

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of March 31, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2023	December 31, 2022
Cost of investments for federal income tax purposes	$1,069,801	$1,051,514
Unrealized appreciation	$51,909	$57,357
Unrealized depreciation	$(96,516)	$(88,118)
Net unrealized depreciation on investments	$(44,607)	$(30,761)

The Company did not have any unrecognized tax benefits at December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

The Company's investment in School Specialty, Inc.'s common stock is held through TCW DL SSP LLC, an unconsolidated special purpose vehicle. The fair value of such equity investment as of March 31, 2023 is net of a $9,967 deferred tax liability recorded by TCW DL SSP LLC. TCW DL SSP LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2023

10. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2023 and 2022 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the three months ended March 31,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$32.84	$39.65
Income from Investment Operations:
Net investment income	0.41	0.25
Net realized and unrealized (loss) gain	(0.62)	0.31
Total (loss) income from investment operations	(0.21)	0.56
Less Distributions:
Return of capital	—	(0.89)
Total distributions(2)	—	(0.89)
Net Asset Value Per Unit (accrual base), End of Period	$32.63	$39.32
Common Unitholder Total Return(3)(4)	(1.18)%	3.40%
Common Unitholder IRR(5)	8.32%	8.35%
Ratios and Supplemental Data
Members’ Capital, end of period	$389,426	$382,568
Units outstanding, end of period	18,034,649	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	4.24%	2.81%
Ratio of financing cost to average net assets(4)	0.59%	0.30%
Ratio of net investment income to average net assets(6)	7.67%	5.42%
Credit facility payable	128,250	115,250
Asset coverage ratio	4.04	4.32
Portfolio turnover rate(5)	0.01%	—

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2023 and 2022.
(2)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)
The Total Return for the three months ended March 31, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 8.32% through March 31, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(6)
Annualized.

11 Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 7, 2023, the Company entered into the Fifth Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Fifth Amended Credit Agreement"). The fifth amendment includes the removal of the Adjusted Term SOFR Rate for purposes of calculating interest on the loan. The Daily Simple SOFR and Term SOFR rates will remain as is. The Applicable Margin was updated from 0.95% to 1.15% for Base Rate Loans and from 1.95% to 2.15% for all other loan types. The revolving credit line was reduced from $177,000 to $152,000. The maturity date of the loan was extended 364 days to April 5, 2024. The Company incurred $456 of upfront costs to amend the loan.

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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on April 6, 2023.

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

Critical Accounting Policies and Estimates

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Strategic Ventures) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of March 31, 2023, our portfolio consisted of debt and equity investments in eight portfolio companies, including TCW Strategic Ventures. Based on fair values as of March 31, 2023, our portfolio was comprised of 69.4% debt investments which were primarily senior secured, first lien term loans and 30.6% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of March 31, 2023, representing 4.9% and 18.6% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2023:

Industry	Percent of Total Investments
Industrial Conglomerates	25%
Metals & Mining	19%
Investment Funds & Vehicles	16%
Diversified Consumer Services	15%
Pharmaceuticals	8%
Household Durables	6%
Hotels, Restaurants & Leisure	6%
Distributors	4%
Technologies Hardware, Storage and Peripherals	1%
Diversified Finacial Services	0%
Total	100%

Results of Operations

Our operating results for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2023	2022
Total investment income	$11,559	$7,773
Total expenses	4,114	2,652
Net investment income	7,445	5,121
Net change in unrealized appreciation/(depreciation) on investments	(12,188)	6,354
Net realized gain (loss) on short-term investments	954	(211)
Net (decrease) increase in Members’ Capital from operations	$(3,789)	$11,264

Total investment income

Total investment income for the three months ended March 31, 2023 and 2022 was $11.6 million and $7.8 million, respectively, and included interest income (including interest income paid-in-kind) of $11.4 million and $7.7 million, respectively. Total investment income for the three months ended March 31, 2023 and 2022 also included $155 thousand and $44 thousand, respectively, of other income.

Total investment income increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in our total investment income was due to the increase in interest rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. During the three months ended March 31, 2022, most of our debt investments earned interest income based on their respective interest rate floors, whereas during the the three months ended March 31, 2023, all of our debt investments earned interest above their respective interest rate floors.

Net investment income

Net investment income for the three months ended March 31, 2023 and 2022 was $7.4 million and $5.1 million, respectively.

The increase in net investment income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to the increase in total investment income as described above, partially offset by higher total expenses during the three months ended March 31, 2023 versus the three months ended March 31, 2022.

Expenses for the three months ended March 31, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2023	2022
Expenses
Interest and credit facility expenses	$2,306	$1,153
Interest expense on repurchase transactions	1,347	32
Management fees	—	1,014
Professional fees	197	136
Administrative fees	142	172
Directors’ fees	68	78
Other expenses	54	67
Total expenses	$4,114	$2,652

Our total expenses for the three months ended March 31, 2023 and 2022 were $4.1 million and $2.7 million, respectively. Our total expenses included management fees attributed to the Adviser of $0 and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

The increase in total operating expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily due to higher interest rates during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 which caused an increases in our credit facility borrowing costs as well as our in interest expense on repurchase transactions. These increases were partially offset by a decrease in management fees. No management fees were expensed during the three months ended March 31, 2023 as the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

Net realized gain (loss) on investments

We did not have a net realized gain or loss on investments during the three months ended March 31, 2023 and 2022 as no investments were disposed of during the three months ended March 31, 2023 and 2022.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended March 31, 2023 and 2022 was ($12.2) million and $6.4 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
H-D Advanced Manufacturing Company	Term Loan	$8,459
Ruby Tuesday Operations LLC	Incremental Term Loan	1,453
Guardia LLC	Revolver	(1,067)
RT Holdings Parent, LLC	Class A Units	(2,083)
TCW DLSV LLC	Preferred Membership Interests	(2,562)
Animal Supply Company, LLC	Term Loan	(3,463)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(4,096)
Pace Industries, Inc.	HoldCo Term Loan	(8,169)
All others	Various	(660)
Net change in unrealized appreciation/(depreciation)		$(12,188)

Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
School Specialty, Inc.	Class B Preferred Stock	$3,516
H-D Advanced Manufacturing Company	Term Loan	3,450
TCW DLSV LLC	Preferred Membership Interests	2,354
RT Holdings Parent, LLC	Class A Units	2,231
Cedar Ultimate Parent, LLC	Class A Preferred Units	609
Pace Industries, Inc.	HoldCo Term Loan	558
Quantum Corporation	Common Stock	(5,741)
Retail & Animal Intermediate, LLC	Subordinated Loan	(1,430)
All others	Various	807
Net change in unrealized appreciation/(depreciation)		$6,354

Net realized gain (loss) on short-term investments

During the three months ended March 31, 2023 and 2022 we incurred $1.0 million and ($211) thousand, respectively, in realized losses from our short-term investments in government treasuries.

Net (decrease)increase in Members’ Capital from operations

Our net (decrease)increase in Members’ Capital from operations during the three months ended March 31, 2023 and 2022 was ($3.8) million and $11.3 million, respectively.

The net decrease in Members’ Capital from operations during the three months ended March 31, 2023 compared to the net increase in Members' Capital three months ended March 31, 2022 was primarily due to net unrealized depreciation on our investments during the three months ended March 31, 2023 of $12.2 million versus net unrealized appreciation of $6.4 million during the three months ended March 31, 2022.

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

As of March 31, 2023 and December 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2023	December 31, 2022
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2023, we were in compliance with such covenants.

On January 10, 2023, we entered into a Fourth Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Fourth Amended Credit Agreement"). The Fourth Amended Credit Agreement replaces the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Fourth Amended Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or "Applicable Margin." Each Daily SOFR Loan will bear interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.95%.

As of March 31, 2023 and December 31, 2022, the Available Commitment under the Credit Facility was $48.8 million and $50.8 million, respectively.

As of March 31, 2023 and December 31, 2022 the amounts outstanding under the Credit Facility were $128.3 million and $126.3 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2023 and December 31, 2022, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit

Facility. As of March 31, 2023 and December 31, 2022, $0.0 million and $0.1 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three months ended March 31,
	2023	2022
Credit facility interest expense	$2,104	$618
Undrawn commitment fees	49	62
Administrative fees	16	16
Amortization of deferred financing costs	137	457
Total	$2,306	$1,153
Weighted average interest rate	6.61%	2.14%
Average outstanding balance	$127,583	$115,250

A summary of our contractual payment obligations as of March 31, 2023 and December 31, 2022 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2023	$177,000	$128,250	$48,750
Total Debt Obligations – December 31, 2022	$177,000	$126,250	$50,750

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of March 31, 2023 and December 31, 2022 (dollar amounts in thousands):

		March 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Retail & Animal Intermediate, LLC	November 2025	$4,981	$—	$4,981	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Pace Industries, Inc.	June 2025	522	—	2,086	—
Total		$10,424	$—	$11,988	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2023 and December 31, 2022, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At March 31, 2023, 98.7% of our debt investments bore interest based on floating rates, such as LIBOR and SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At March 31, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our March 31, 2023 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$11,265	$3,901	$7,364
Up 200 basis points	7,510	2,601	4,909
Up 100 basis points	3,755	1,300	2,455
Down 100 basis points	(3,755)	(1,300)	(2,455)
Down 200 basis points	(7,510)	(2,601)	(4,909)
Down 300 basis points	(11,265)	(3,901)	(7,364)

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

10.13*

Fifth Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 7, 2023, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto.

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months ended March 31, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 11, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 11, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer