Form 10-Q
period 2023-06-30
TCW Direct Lending LLC
filed 2023-08-10
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 10, 2023 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(3)	08/14/20	Term Loan - 14.03% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	5.0%	$26,411,738	08/14/25	$26,411,738	$19,729,568
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00%, Fixed Coupon, all PIK)	0.0%	29,885,129	11/14/25	23,151,201	-
				5.0%			49,562,939	19,729,568

Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 13.21% (SOFR + 8.00%, 1.25% Floor)	2.3%	9,179,420	12/29/26	9,152,572	9,179,420
				2.3%			9,152,572	9,179,420
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 17.26% inc PIK (SOFR + 12.00%, 1.25% Floor, 6.00% PIK)	1.8%	6,868,746	02/24/25	6,868,746	6,868,746
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 21.26% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	0.7%	1,573,019	02/24/25	1,573,019	2,928,332
				2.5%			8,441,765	9,797,078
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 13.18% (SOFR + 8.00%, 1.50% Floor)	3.6%	14,018,452	12/31/26	14,018,142	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.2%	4,654,099	12/31/26	4,654,099	4,654,099
				4.8%			18,672,241	18,672,551
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 13.70% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	33.2%	130,270,359	11/12/25	130,187,755	130,270,359
				33.2%			130,187,755	130,270,359
Metals & Mining
	Pace Industries, Inc.(2) (4)	06/01/20	HoldCo Term Loan - 7.40% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	4.6%	92,251,331	06/01/40	78,137,869	18,173,512
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 13.65% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	15.7%	61,454,812	06/01/25	61,438,009	61,454,812
	Pace Industries, Inc.(4)	10/07/22	Revolver - 13.64% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	3.4%	13,464,695	06/01/25	13,464,695	13,464,695
				23.7%			153,040,573	93,093,019
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 13.42% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	10.9%	44,146,213	01/31/25	44,119,786	42,865,973
				10.9%			44,119,786	42,865,973
	Total Debt Investments			82.4%			413,177,631	323,607,968

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Retail & Animal Supply Holdings, LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%		1,572,727	—
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class A Preferred Stock	3.3%	806,264	8,062,637	13,061,472
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class B Preferred Stock	1.2%	359,474	356,635	4,529,373
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Common Stock	6.1%	80,700	53,889	23,934,006
			10.6%		8,473,161	41,524,851
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	4.7%	5,475,885	5,133,708	18,554,489
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.8%	912,647	—	3,092,687
	RT Holdings Parent, LLC(2)(4)(8)	Equity Units	0.1%	105,624	133,086	358,002
	RT Holdings Parent, LLC(2)(4)(8)	Equity Units	0.0%	53,104	66,914	100,998
			5.6%		5,333,708	22,106,176
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	4.2%	9,297,990	9,187,902	16,554,513
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.0%	2,900,000	—	—
			4.2%		9,187,902	16,554,513
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	17.3%	66,880	66,880,000	67,789,210
			17.3%		66,880,000	67,789,210
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.5%	1,766,327	6,481,788	1,907,633
			0.5%		6,481,788	1,907,633
	Total Equity Investments		38.2%		100,039,808	149,882,383
	Total Debt & Equity Investments(9)		120.7%		513,217,439	473,490,351
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.10%		1.7%	6,572,878	6,572,878	6,572,878
	Total Cash Equivalents		1.7%		6,572,878	6,572,878
	Short-term Investments
	U.S. Treasury Bill, Yield 5.05%		118.9%	475,000,000	466,504,229	466,504,229
	Total Short-term Investments		118.9%		466,504,229	466,504,229
	Total Investments (241.4%)				$986,294,546	$946,567,458
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-141.4%)					(554,374,213)
	Net Assets (100.0%)					$392,193,245

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and June 30, 2023 along with transactions during the period ended June 30, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2023	Interest/Dividend/ Other income
Retail & Animal Supply Holdings, LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
Animal Supply Company, LLC Term Loan - 9.50%	22,624,644	1,739,280	—	—	(4,634,356)	19,729,568	1,743,863
Guardia, LLC Revolver - 8.75%	2,604,562	1,072	—	(1,928,556)	(677,078)	—	—
PNI Litigation Trust (Guardia, LLC) Preferred Equity	—	—	—	(115,715)	115,715	—	—
Retail & Animal Intermediate, LLC Subordinated Loan - 7.00%	—	—	—	—	—	—	—
Total Non-Controlled Affiliated Investments	$25,229,206	$1,740,352	$—	$(2,044,271)	$(5,195,719)	$19,729,568	$1,743,863

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and June 30, 2023 along with transactions during the period ended June 30, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2023	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$4,316,274	$337,825	$—	$—	$—	$4,654,099	$340,249
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	252	(1,107,870)	—	(382)	14,018,452	1,063,995
Cedar Ultimate Parent, LLC Class A Preferred Unit	11,753,031	—	—	—	4,801,482	16,554,513	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	31,455,178	—	—	—	(13,281,666)	18,173,512	13,887
Pace Industries, Inc. Term Loan - 9.75%	57,579,326	3,879,826	—	—	(4,339)	61,454,813	3,968,779
Pace Industries, LLC Revolver Opco	8,616,757	4,847,937	—	—	—	13,464,694	814,314
RT Holdings Parent, LLC Class A Unit	19,103,720	—	—	—	(549,231)	18,554,489	—
RT Holdings Parent, LLC Warrant	3,184,225	—	—	—	(91,539)	3,092,686	—
Ruby Tuesday Operations, LLC Term Loan	6,715,899	467,729	(314,882)	—	—	6,868,746	710,195
Ruby Tuesday Operations, LLC Incremental Term Loan	—	1,573,019	—		1,355,313	2,928,332	135,174
Ruby Tuesday Operations, LLC Revolver - 2.78%	—	—	—	—	—	—	50,637
Ruby Tuesday P-1 Units	368,005	—	—	—	(10,003)	358,002	—
Ruby Tuesday P-2 Units	106,999	—	—	—	(6,001)	100,998	—
School Specialty, Inc. Common Stock	27,419,241	—	—	—	(3,485,235)	23,934,006	6,196,400
School Specialty, Inc. Preferred Stock A	13,061,335	—	—	—	137	13,061,472	—
School Specialty, Inc. Preferred Stock B	4,529,373	—	—	—	—	4,529,373	—
School Specialty, Inc. Term Loan - 9.25%	35,383,037	(46,116)	(26,057,649)	—	(99,851)	9,179,421	1,721,406
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	84,141,713	—	(18,000,000)	—	1,647,497	67,789,210	—
Total Controlled Affiliated Investments	$322,860,565	$11,060,472	$(45,480,401)	$—	$(9,723,818)	$278,716,818	$15,015,036

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2023

(5)
Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(6)
Holdings of School Specialty, Inc. Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(7)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2023, $67,789,210 or 7.1% of the Company’s total assets were represented by “non-qualifying assets.”
(8)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities was $80,185,540, or 8.5% of the Company’s total assets.
(9)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of June 30, 2023. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $12,912,201 and $45,671,681, respectively, for the period ended June 30, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2023

	As of June 30,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $180,789 and $180,721, respectively)	$175,044	$167,364
Non-controlled affiliated investments (amortized cost of $51,136 and $51,440, respectively)	19,730	25,229
Controlled affiliated investments (amortized cost of $281,292 and $315,712, respectively)	278,717	322,861
Cash and cash equivalents	6,575	4,223
Short-term investments	466,504	501,075
Interest receivable	1,911	1,665
Deferred financing costs	352	120
Prepaid and other assets	—	52
Total Assets	$948,833	$1,022,589
Liabilities
Payable for short-term investments purchased	$466,504	$501,075
Credit facility payable	89,250	126,250
Interest and credit facility expense payable	547	721
Directors' fees payable	135	—
Management fees payable	—	999
Other accrued expenses and other liabilities	204	329
Total Liabilities	556,640	629,374
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,116,130)	(1,112,130)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	473,458	477,458
Accumulated loss	(81,265)	(84,243)
Total Members’ Capital	392,193	393,215
Total Liabilities and Members’ Capital	$948,833	$1,022,589
Net Asset Value Per Unit (accrual base) (Note 10)	$32.79	$32.84

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	Three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$5,949	$1,290	$11,864	$2,209
Interest income paid-in-kind	42	6,583	69	9,507
Other fee income	81	3	189	6
Non-controlled affiliated investments:
Interest income	—	21	—	144
Interest income paid-in-kind	900	561	1,732	1,094
Other fee income	6	6	12	12
Controlled affiliated investments:
Interest income	1,234	2,460	3,282	5,109
Interest income paid-in-kind	2,884	597	5,466	1,178
Dividend income	6,196	2,400	6,196	2,400
Other fee income	30	27	71	62
Total investment income	17,322	13,948	28,881	21,721
Expenses
Interest and credit facility expenses	2,111	1,039	$4,417	$2,192
Interest expense on repurchase transactions	1,531	95	2,878	127
Professional fees	185	205	382	341
Administrative fees	137	176	279	348
Directors’ fees	88	78	156	156
Management fees	—	997	—	2,011
Other expenses	47	41	101	108
Total expenses	4,099	2,631	8,213	5,283
Net investment income	13,223	11,317	$20,668	$16,438
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled affiliated investments	(2,044)	—	(2,044)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(322)	3,775	7,612	1,591
Non-controlled affiliated investments	(666)	(904)	(5,196)	(2,106)
Controlled affiliated investments	5,868	28,458	(9,724)	38,198
Net realized gain (loss) on short-term investments	708	(99)	1,662	(310)
Net realized and unrealized gain (loss) on investments	3,544	31,230	$(7,690)	$37,373
Net increase in Members’ Capital from operations	$16,767	$42,547	$12,978	$53,811
Basic and diluted:
Income per unit	$0.93	$2.11	$0.72	$2.68

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,121	5,121
Net realized loss on investments	—	(211)	(211)
Net change in unrealized appreciation/(depreciation) on investments	—	6,354	6,354
Distributions to Members from:
Return of capital	(18,000)	—	(18,000)
Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2022	(18,000)	11,264	(6,736)
Members’ Capital at March 31, 2022	472,088	(89,520)	382,568
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,317	11,317
Net realized loss on investments	—	(99)	(99)
Net change in unrealized appreciation/(depreciation) on investments	—	31,329	31,329
Distributions to Members from:
Distributable earnings	—	(10,500)	(10,500)
Total Increase in Members’ Capital for the three months ended June 30, 2022	—	32,047	32,047
Members’ Capital at June 30, 2022	$472,088	$(57,473)	$414,615

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2023	$477,458	$(84,243)	$393,215
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	7,445	7,445
Net realized gain on investments	—	954	954
Net change in unrealized appreciation/(depreciation) on investments	—	(12,188)	(12,188)
Total Decrease in Members’ Capital for the three months ended March 31, 2023	—	(3,789)	(3,789)
Members’ Capital at March 31, 2023	477,458	(88,032)	389,426
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	13,223	13,223
Net realized loss on investments	—	(1,336)	(1,336)
Net change in unrealized appreciation/(depreciation) on investments	—	4,880	4,880
Distributions to Members from:
Distributable earnings	—	(10,000)	(10,000)
Return of capital	(4,000)	—	(4,000)
Total (Decrease) Increase in Members’ Capital for the three months ended June 30, 2023	(4,000)	6,767	2,767
Members’ Capital at June 30, 2023	$473,458	$(81,265)	$392,193

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

	For the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$12,978	$53,811
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(5,645)	—
Purchases of short-term investments	(466,504)	(467,001)
Interest income paid in-kind	(7,267)	(11,779)
Proceeds from sales and paydowns of investments	45,672	16,963
Proceeds from sales of short-term investments	501,075	549,930
Net realized loss on investments	2,044	—
Change in net unrealized (appreciation)/depreciation on investments	7,308	(37,683)
Amortization of premium and accretion of discount, net	(148)	(111)
Amortization of deferred financing costs	310	609
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(246)	170
(Increase) decrease in prepaid and other assets	52	73
Increase (decrease) in payable for short-term investments purchased	(34,571)	(82,929)
Increase (decrease) in management fees payable	(999)	(58)
Increase (decrease) in interest and credit facility expense payable	(174)	88
Increase (decrease) in directors’ fees payable	135	135
Increase (decrease) in other accrued expenses and liabilities	(125)	913
Net cash provided by operating activities	53,895	23,131
Cash Flows from Financing Activities
Return of capital	(4,000)	(18,000)
Distributions to Members	(10,000)	(10,500)
Deferred financing costs paid	(543)	(451)
Proceeds from credit facility	2,000	—
Repayments of credit facility	(39,000)	—
Net cash used in financing activities	(51,543)	(28,951)
Net increase (decrease) in cash and cash equivalents	2,352	(5,820)
Cash and cash equivalents, beginning of period	4,223	8,532
Cash and cash equivalents, end of period	$6,575	$2,712
Supplemental and non-cash financing activities
Interest expense paid	$4,097	$1,337

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2023

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

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), September 19, 2020. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On April 30, 2021, the Company’s Board of Directors approved the second one year extension of the Company’s term from September 19, 2021 to September 19, 2022. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders. On May 11, 2023 the term of the Company was extended for an additional one-year period from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders.

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

June 30, 2023

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2023, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2023 was $100,875.

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

Income Recognition: Interest income and interest income paid-in-kind are recorded on an accrual basis unless doubtful of collection or the related investment is in default. Realized gains and losses on investments are recorded on a specific identification basis. The Company typically receives a fee in the form of a discount to the purchase price at the time it funds an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized as interest income in the period in which the fees were earned. Income received in exchange for the provision of services such as administration and managerial services is recognized as other fee income in the period in which it was earned.

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

June 30, 2023

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2023, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2023

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

June 30, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2023:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$323,608	$—	$323,608
Equity	1,908	—	80,185	—	82,093
Investment funds & vehicles(1)		—	—	67,789	67,789
Short- term investments	466,504	—	—	—	466,504
Cash equivalents	6,573	—	—	—	6,573
Total	$474,985	$—	$403,793	$67,789	$946,567

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

June 30, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2023:

	Debt	Equity	Total
Balance, April 1, 2023	$354,972	$73,225	$428,197
Purchases, including payments received in-kind	4,346	—	4,346
Sales and paydowns of investments	(27,612)	—	(27,612)
Amortization of premium and accretion of discount, net	112	—	112
Net realized gains	(1,928)	(116)	(2,044)
Net change in unrealized appreciation/(depreciation)	(6,282)	7,076	794
Balance, June 30, 2023	$323,608	$80,185	$403,793
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	(5,606)	6,960	1,354

	Debt	Equity	Total
Balance, January 1, 2023	$349,861	$79,526	$429,387
Purchases, including payments received in-kind	12,912	—	12,912
Sales and paydowns of investments	(27,672)	—	(27,672)
Amortization of premium and accretion of discount, net	148	—	148
Net realized losses	(1,928)	(116)	(2,044)
Net change in unrealized appreciation/(depreciation)	(9,713)	775	(8,938)
Balance, June 30, 2023	$323,608	$80,185	$403,793
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	(9,036)	660	(8,376)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2022:

	Debt	Equity	Total
Balance, April 1, 2022	$347,901	$62,481	$410,382
Purchases, including payments received in-kind	7,741	—	7,741
Sales and paydowns of investments	(3,295)	—	(3,295)
Amortization of premium and accretion of discount, net	57	—	57
Net change in unrealized appreciation/(depreciation)	1,304	20,204	21,508
Balance, June 30, 2022	$353,708	$82,685	$436,393
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2022	$1,302	$20,204	$21,506

	Debt	Equity	Total
Balance, January 1, 2022	$341,742	$55,638	$397,380
Purchases, including payments received in-kind	11,779	—	11,779
Sales and paydowns of investments	(4,005)	—	(4,005)
Amortization of premium and accretion of discount, net	111	—	111
Net change in unrealized appreciation/(depreciation)	4,081	27,047	31,128
Balance, June 30, 2022	$353,708	$82,685	$436,393
Change in net unrealized appreciation/depreciation in investments held as of June 30, 2022	$4,079	$27,047	$31,126

The Company did not have any transfers between levels during the three and six months ended June 30, 2023 and 2022.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2023.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$42,866	Income Method	Discount Rate	16.0 to 18.7%	17.4%	Decrease
Debt	$158,122	Market Method	EBITDA Multiple	5.5x to 7.9x	N/A	Increase
Debt	$29,527	Market Method	Revenue Multiple	0.1x to 0.2x	N/A	Increase
Debt	$93,093	Market Method	EBITDA Multiple	7.3x to 8.3x	N/A	Increase
			Revenue Multiple	0.5x to 0.7x	N/A	Increase
Equity	$58,079	Market Method	EBITDA Multiple	5.5x to 7.5x	N/A	Increase
Equity	$22,106	Market Method	Revenue Multiple	0.1x to 0.2x	N/A	Increase
Equity	$—	Market Method	EBITDA Multiple	7.3x to 8.3x	N/A	Increase
			Revenue Multiple	0.5x to 0.7x	N/A	Increase

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

June 30, 2023

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

No management fees were expensed during the three and six months ended June 30, 2023 as the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

For the three and six months ended June 30, 2022, Management Fees incurred amounted to $997 and $2,011, respectively, of which $997 remained payable at June 30, 2022.

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Since inception, the Company received $2,615 in such fees, none of which were during the three and six months ended June 30, 2023 and 2022.

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

June 30, 2023

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

No Incentive Fees were incurred during the three and six months ended June 30, 2023 and 2022.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Retail & Animal Intermediate, LLC	November 2025	$4,981	$—	$4,981	$—
Ruby Tuesday Operations LLC	February 2025	4,921	—	4,921	—
Pace Industries, Inc.	June 2025	5,007	—	2,086	—
Total		$14,909	$—	$11,988	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2023 and December 31, 2022, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2023, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2023 and 2022, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Units at beginning of period	18,034,649	20,134,698	18,034,649	20,134,698
Units issued and committed at end of period	18,034,649	20,134,698	18,034,649	20,134,698

The Company did not process any deemed distributions and re-contributions during the three and six months ended June 30, 2023 and 2022.

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

June 30, 2023

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2023, the Company was in compliance with such covenants.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

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

On April 7, 2023, the Company entered into the Fifth Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Fifth Amended Credit Agreement"). The Fifth Amended Credit Agreement removed the Adjusted Term SOFR Rate for purposes of calculating interest on the loan but kept the Daily Simple SOFR and Term SOFR rates as is. It also updated the Applicable Margin from 0.95% to 1.15% for Base Rate Loans and from 1.95% to 2.15% for all other loan types. The revolving credit line was also reduced from $177,000 to $152,000 and lastly, the maturity date of the loan was extended 364 days to April 5, 2024.

As of June 30, 2023 and December 31, 2022, the Available Commitment under the Amended Credit Agreement was $62,750 and $50,750, respectively.

As of June 30, 2023 and December 31, 2022, the amounts outstanding under the Credit Facility were $89,250 and $126,250, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2023 and December 31, 2022, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 and $456 in connection with the April 6, 2021 Third Amended Credit Agreement and the April 7, 2023 Fifth Amended Credit Agreement, respectively. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2023 and December 31, 2022, $352 and $120, respectively, of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Credit facility interest expense	$1,869	$808	$3,973	$1,426
Undrawn commitment fees	52	62	101	124
Administrative fees	17	17	33	33
Amortization of deferred financing costs	173	152	310	609
Total	$2,111	$1,039	$4,417	$2,192
Weighted average interest rate	7.17%	2.78%	6.86%	2.46%
Average outstanding balance	$102,975	$115,250	$115,211	$115,250

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

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

The Company had no outstanding Repurchase Obligations as of June 30, 2023 and December 31, 2022. Interest expense incurred under these Repurchase Transactions was $1,531 and $95 for the three months ended June 30, 2023 and 2022, respectively. Interest expense incurred under these Repurchase Transactions was $2,878 and $127 for the six months ended June 30, 2023 and 2022, respectively.

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of June 30, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2023	December 31, 2022
Cost of investments for federal income tax purposes	$986,295	$1,051,514
Unrealized appreciation	$59,582	$57,357
Unrealized depreciation	$(99,309)	$(88,118)
Net unrealized depreciation on investments	$(39,727)	$(30,761)

The Company did not have any unrecognized tax benefits at December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

The Company's investment in School Specialty, Inc.'s common stock is held through TCW DL SSP LLC, an unconsolidated special purpose vehicle. The fair value of such equity investment as of June 30, 2023 is net of a $9,640 deferred tax liability recorded by TCW DL SSP LLC. TCW DL SSP LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2023

10. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2023 and 2022 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the six months ended June 30,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$32.84	$39.65
Income from Investment Operations:
Net investment income	1.15	0.82
Net realized and unrealized (loss) gain	(0.43)	1.86
Total income from investment operations	0.72	2.68
Less Distributions:
From net investment income	(0.55)	(0.53)
Return of capital	(0.22)	(0.89)
Total distributions(2)	(0.77)	(1.42)
Net Asset Value Per Unit (accrual base), End of Period	$32.79	$40.91
Common Unitholder Total Return(3)(4)	4.04%	16.47%
Common Unitholder IRR(5)	8.43%	8.81%
Ratios and Supplemental Data:
Members’ Capital, end of period	$392,193	$414,615
Units outstanding, end of period	18,034,649	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(6)	4.21%	2.75%
Ratio of financing cost to average net assets(4)	1.12%	0.57%
Ratio of net investment income to average net assets(6)	10.60%	8.55%
Credit facility payable	89,250	115,250
Asset coverage ratio	5.39	4.60
Portfolio turnover rate(4)	1.13%	—

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2023 and 2022.
(2)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(3)
The Total Return for the six months ended June 30, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(4)
Not annualized.
(5)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 8.43% through June 30, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
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
•
the adequacy of our financing sources and working capital, including our ability to generate sufficient cash to pay our operating expenses;
•
the costs associated with being an entity registered with the Securities and Exchange Commission (“SEC”);
•
uncertainty surrounding political and global financial stability, including the liquidity of certain banks;
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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Strategic Ventures) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of June 30, 2023, our portfolio consisted of debt and equity investments in seven and seven portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of June 30, 2023, our portfolio was comprised of 68.3% debt investments which were primarily senior secured, first lien term loans and 31.7% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of June 30, 2023, representing 3.8% and 19.7% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2023:

Industry	Percent of Total Investments
Industrial Conglomerates	28%
Metals & Mining	20%
Investment Funds & Vehicles	14%
Diversified Consumer Services	11%
Pharmaceuticals	9%
Household Durables	7%
Hotels, Restaurants & Leisure	7%
Distributors	4%
Technologies Hardware, Storage and Peripherals	0%
Total	100%

Results of Operations

Our operating results for the three and six months ended June 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Total investment income	$17,322	$13,948	$28,881	$21,721
Total expenses	4,099	2,631	8,213	5,283
Net investment income	13,223	11,317	20,668	16,438
Net realized loss on investments	(2,044)	—	(2,044)	—
Net change in unrealized appreciation/(depreciation) on investments	4,880	31,329	(7,308)	37,683
Net realized gain (loss) on short-term investments	708	(99)	1,662	(310)
Net (decrease) increase in Members’ Capital from operations	$16,767	$42,547	$12,978	$53,811

Total investment income

Total investment income for the three months ended June 30, 2023 and 2022 was $17.3 million and $13.9 million, respectively, and included interest income (including interest income paid-in-kind) of $11.0 million and $11.5 million, respectively. Total investment income for the three months ended June 30, 2023 and 2022 also included $0.1 million and $36 thousand, respectively, of other income.

Total investment income for the six months ended June 30, 2023 and 2022 was $28.9 million and $21.7 million, respectively, and included interest income (including interest income paid-in-kind) of $22.4 million and $19.2 million, respectively. Total investment income for the six months ended June 30, 2023 and 2022 also included $0.3 million and $0.1 million, respectively, of other income.

Total investment income increased during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The increase in our total investment income was due to the increase in interest rates during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. During the three and six months ended June 30, 2022, most of our debt investments earned interest income based on their respective interest rate floors, whereas during the three and six months ended June 30, 2023, all of our debt investments earned interest above their respective interest rate floors.

Net investment income

Net investment income for the three months ended June 30, 2023 and 2022 was $13.2 million and $11.3 million, respectively. Net investment income for the six months ended June 30, 2023 and 2022 was $20.7 million and $16.4 million, respectively.

The increase in net investment income during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was due to the increase in total investment income as described above, partially offset by higher total expenses during the three and six months ended June 30, 2023 versus the three and six months ended June 30, 2022.

Expenses for the three and six months ended June 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Expenses
Interest and credit facility expenses	$2,111	$1,039	$4,417	$2,192
Interest expense on repurchase transactions	1,531	95	2,878	127
Professional fees	185	205	382	341
Administrative fees	137	176	279	348
Directors’ fees	88	78	156	156
Management fees	—	997	—	2,011
Other expenses	47	41	101	108
Total expenses	$4,099	$2,631	$8,213	$5,283

Our total expenses for the three months ended June 30, 2023 and 2022 were $4.1 million and $2.6 million, respectively. Our total expenses included management fees attributed to the Adviser of $0 and $1.0 million for the three months ended June 30, 2023 and 2022, respectively.

Our total expenses for the six months ended June 30, 2023 and 2022 were $8.2 million and $5.3 million, respectively. Our total expenses included management fees attributed to the Adviser of $0 and $2.0 million for the six months ended June 30, 2023 and 2022, respectively.

The increase in total operating expenses during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, was primarily due to higher interest rates during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 which caused increases in our credit facility borrowing costs as well as our interest expense on repurchase transactions. These increases were partially offset by a decrease in management fees. No management fees were expensed during the three and six months ended June 30, 2023 as the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

Net realized loss on investments

Our net realized loss on investments for the three and six months ended June 30, 2023 was $2.0 million. Our net loss on investments for the three and six months ended June 30, 2023 was entirely due to our disposition of our revolver and preferred equity with Guardia LLC.

We did not have a net realized gain or loss on investments during the three and six months ended June 30, 2022 as no investments were disposed of during the period.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2023 and 2022 was $4.9 million and $31.3 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	HoldCo Term Loan	$(5,113)
Animal Supply Company, LLC	Term Loan	(1,171)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	611
RT Holdings Parent, LLC	Class A Units	1,534
TCW Direct Lending Strategic Ventures	Preferred membership Interests	4,210
Cedar Ultimate Parent, LLC	Class A Preferred Units	4,515
All others	Various	294
Net change in unrealized appreciation/(depreciation)		$4,880

Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	$26,648
TCW Direct Lending Strategic Ventures	Preferred Membership Interests	11,323
H-D Advanced Manufacturing Company	Term Loan	5,543
Retail & Animal Intermediate, LLC	Subordinated Loan	(1,426)
Quantum Corporation	Common Stock	(1,501)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(1,891)
Cedar Ultimate Parent, LLC	Class D Preferred Units	(1,914)
RT Holdings Parent, LLC	Class A Units	(2,262)
Pace Industries, Inc.	HoldCo Term Loan	(3,055)
All others	Various	(136)
Net change in unrealized appreciation/(depreciation)		$31,329

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2023 and 2022 was ($7.3) million and $37.7 million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	HoldCo Term Loan	$(13,282)
Animal Supply Company, LLC	Term Loan	(4,634)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(3,485)
Noramco, LLC	Term Loan	(821)
Guardia, LLC	Revolver	(677)	*
Ruby Tuesday Operations LLC	Incremental Term Loan	1,355
TCW Direct Lending Strategic Ventures	Preferred membership Interests	1,647
Cedar Ultimate Parent, LLC	Class A Preferred Units	4,801
H-D Advanced Manufacturing Company	Term Loan	8,450
All others	Various	(662)
Net change in unrealized appreciation/(depreciation)		$(7,308)

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the six months ended June 30, 2023 as realized gains/(losses) and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	$27,112
TCW Direct Lending Strategic Ventures	Preferred Membership Interests	13,676
H-D Advanced Manufacturing Company	Term Loan	8,993
School Specialty, Inc.	Preferred Stock	3,516
Cedar Ultimate Parent, LLC	Class A Preferred Units	(1,282)
Cedar Ultimate Parent, LLC	Class D Preferred Units	(2,262)
Pace Industries, Inc.	HoldCo Term Loan	(2,498)
Retail & Animal Intermediate, LLC	Subordinated Term Loan	(2,855)
Quantum Corporation	Common Stock	(7,242)
All others	Various	525
Net change in unrealized appreciation/(depreciation)		$37,683

Net realized gain (loss) on short-term investments

During the three months ended June 30, 2023 and 2022 we incurred $0.7 million and ($0.1) million, respectively, in realized gains (losses) from our short-term investments in government treasuries.

During the six months ended June 30, 2023 and 2022 we incurred $1.7 million and ($0.3) million , respectively, in realized gains (losses) from our short-term investments in government treasuries.

Net increase in Members’ Capital from operations

Our net increase in Members’ Capital from operations during the three months ended June 30, 2023 and 2022 was $16.8 million and $42.5 million, respectively.

Our net increase in Members’ Capital from operations during the six months ended June 30, 2023 and 2022 was $13.0 million and $53.8 million, respectively.

The relative decrease in our net increase in Members’ Capital from operations during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to net realized and unrealized gains on our investments of $3.5 million during the three months ended June 30, 2023 compared to net realized and unrealized gains on our investments of $31.2 million during the three months ended June 30, 2022. This decrease was partially offset by an increase in net investment income of $13.2 million during the three months ended June 30, 2023 compared to net investment income of $11.3 million during the three months ended June 30, 2022, as described above.

The relative decrease in our net increase in Members’ Capital from operations during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to net realized and unrealized losses on our investments of $7.7 million during the six months ended June 30, 2023 compared to net realized and unrealized gains on our investments of $37.4 million during the six months ended June 30, 2022. This decrease was partially offset by an increase in net investment income of $20.7 million during the six months ended June 30, 2023 compared to net investment income of $16.4 million during the six months ended June 30, 2022, as described above.

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

As of June 30, 2023 and December 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2023	December 31, 2022
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2023, we were in compliance with such covenants.

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

On April 7, 2023, we entered into the Fifth Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Fifth Amended Credit Agreement"). The Fifth Amended Credit Agreement removed the Adjusted Term SOFR Rate for purposes of calculating interest on the loan but kept the Daily Simple SOFR and Term SOFR rates as is. It also updated the Applicable Margin from 0.95% to 1.15% for Base Rate Loans and from 1.95% to 2.15% for all other loan types. The revolving credit line was also reduced from $177,000 to $152,000 and lastly, the maturity date of the loan was extended 364 days to April 5, 2024.

As of June 30, 2023 and December 31, 2022, the Available Commitment under the Credit Facility was $62.8 million and $50.8 million, respectively.

As of June 30, 2023 and December 31, 2022 the amounts outstanding under the Credit Facility were $89.3 million and $126.3 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2023 and December 31, 2022, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2023 and December 31, 2022, $0.4 million and $0.1 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Credit facility interest expense	$1,869	$808	$3,973	$1,426
Undrawn commitment fees	52	62	101	124
Administrative fees	17	17	33	33
Amortization of deferred financing costs	173	152	310	609
Total	$2,111	$1,039	$4,417	$2,192
Weighted average interest rate	7.17%	2.78%	6.86%	2.46%
Average outstanding balance	$102,975	$115,250	$115,211	$115,250

A summary of our contractual payment obligations as of June 30, 2023 and December 31, 2022 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2023	$152,000	$89,250	$62,750
Total Debt Obligations – December 31, 2022	$177,000	$126,250	$50,750

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of June 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		June 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Retail & Animal Intermediate, LLC	November 2025	$4,981	$—	$4,981	$—
Ruby Tuesday Operations LLC	February 2025	4,921	—	4,921	—
Pace Industries, Inc.	June 2025	5,007	—	2,086	—
Total		$14,909	$—	$11,988	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2023 and December 31, 2022, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2023, 98.6% of our debt investments bore interest based on floating rates, such as LIBOR and SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At June 30, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our June 30, 2023 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$10,545	$2,715	$7,830
Up 200 basis points	7,030	1,810	5,220
Up 100 basis points	3,515	905	2,610
Down 100 basis points	(3,515)	(905)	(2,610)
Down 200 basis points	(7,030)	(1,810)	(5,220)
Down 300 basis points	(10,545)	(2,715)	(7,830)

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

10.13

Fifth Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 7, 2023, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 11, 2023).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the six months ended June 30, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 10, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 10, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer