Form 10-Q
period 2023-09-30
TCW Direct Lending LLC
filed 2023-11-09
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 9, 2023 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2023

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(3)	08/14/20	Term Loan - 14.18% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	4.3%	$27,362,675	08/14/25	$27,362,675	$17,320,573
	Retail & Animal Intermediate, LLC(2)(3)	08/14/20	Subordinated Loan - 7.00% inc PIK (7.00%, Fixed Coupon, all PIK)	0.0%	30,417,054	11/14/25	23,151,201	—
				4.3%			50,513,876	17,320,573
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 13.42% (SOFR + 8.00%, 1.25% Floor)	2.3%	8,993,842	12/29/26	8,970,536	8,993,842
				2.3%			8,970,536	8,993,842
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 17.43% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	1.7%	6,904,328	02/24/25	6,904,328	6,904,328
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 21.43% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	0.7%	1,659,318	02/24/25	1,659,318	2,976,817
				2.4%			8,563,646	9,881,145
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 13.42% (SOFR + 8.00%, 1.50% Floor)	3.5%	14,018,452	12/31/26	14,018,310	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.2%	4,834,793	12/31/26	4,834,793	4,834,793
				4.7%			18,853,103	18,853,245
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 13.92% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	32.6%	130,270,359	11/12/25	130,196,541	130,270,359
				32.6%			130,196,541	130,270,359
Metals & Mining
	Pace Industries, Inc.(2) (4)	06/01/20	HoldCo Term Loan - 7.40% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	3.0%	93,996,667	06/01/40	78,137,869	11,937,577
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 13.65% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	15.9%	63,599,068	06/01/25	63,584,470	63,599,068
	Pace Industries, Inc.(4)	10/07/22	Revolver - 13.79% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	3.5%	13,925,149	06/01/25	13,925,149	13,925,149
				22.4%			155,647,488	89,461,794
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 13.77% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	10.8%	43,881,101	01/31/25	43,860,120	43,091,241
				10.8%			43,860,120	43,091,241
	Total Debt Investments			79.5%			416,605,310	317,872,199

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Distributors
	Retail & Animal Supply Holdings, LLC(2)(3)(5)(8)	Class A Common	0.0%	224,156	$1,572,727	$—
			0.0%		1,572,727	—
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class A Preferred Stock	3.9%	806,264	8,062,637	15,399,637
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Class B Preferred Stock	1.2%	359,474	356,635	4,888,847
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(6)(8)	Common Stock	6.2%	80,700	53,889	24,664,809
			11.3%		8,473,161	44,953,293
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(8)	Class A Units	4.9%	5,475,885	5,133,708	19,390,656
	RT Holdings Parent, LLC(2)(4)(8)	Warrant, expires 12/21/27	0.8%	912,647	—	3,231,774
	RT Holdings Parent, LLC(2)(4)(8)	Equity Units	0.1%	105,624	133,086	374,004
	RT Holdings Parent, LLC(2)(4)(8)	Equity Units	0.0%	53,104	66,914	109,001
			5.8%		5,333,708	23,105,435
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class A Preferred Units	4.7%	9,297,990	9,187,902	18,763,995
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(8)	Class D Preferred Units	0.0%	2,900,000	—	—
			4.7%		9,187,902	18,763,995
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(7)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(7)	Preferred membership Interests	17.1%	66,880	66,880,000	68,432,420
			17.1%		66,880,000	68,432,420
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.3%	1,766,327	6,481,788	1,077,459
			0.3%		6,481,788	1,077,459
	Total Equity Investments		39.2%		100,039,808	156,332,602
	Total Debt & Equity Investments(9)		118.8%		516,645,118	474,204,801
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.26%		1.0%	4,184,508	4,184,508	4,184,508
	Total Cash Equivalents		1.0%		4,184,508	4,184,508
	Short-term Investments
	U.S. Treasury Bill, Yield 5.47%		123.2%	500,000,000	491,744,722	491,744,722
	Total Short-term Investments		123.2%		491,744,722	491,744,722
	Total Investments (243.0%)				$1,012,574,348	$970,134,031
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-143.0%)					(571,083,337)
	Net Assets (100.0%)					$399,050,694

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and September 30, 2023 along with transactions during the period ended September 30, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2023	Interest/Dividend/ Other income
Retail & Animal Supply Holdings, LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
Animal Supply Company, LLC Term Loan - 9.50%	22,624,644	2,690,216	—	—	(7,994,287)	17,320,573	2,712,212
Guardia, LLC Revolver - 8.75%	2,604,562	1,071	—	(1,928,556)	(677,077)	—	—
PNI Litigation Trust (Guardia, LLC) Preferred Equity	—	—	—	(115,715)	115,715	—	—
Retail & Animal Intermediate, LLC Subordinated Loan - 7.00%	—	—	—	—	—	—	—
Total Non-Controlled Affiliated Investments	$25,229,206	$2,691,287	$—	$(2,044,271)	$(8,555,649)	$17,320,573	$2,712,212

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and September 30, 2023 along with transactions during the period ended September 30, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2023	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$4,316,274	$518,519	$—	$—	$—	$4,834,793	$583,203
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	420	(1,107,870)	—	(550)	14,018,452	1,542,354
Cedar Ultimate Parent, LLC Class A Preferred Unit	11,753,031	—	—	—	7,010,963	18,763,994	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	31,455,178	—	—	—	(19,517,601)	11,937,577	17,031
Pace Industries, Inc. Term Loan - 9.75%	57,579,326	6,026,286	—	—	(6,544)	63,599,068	6,153,133
Pace Industries, LLC Revolver Opco	8,616,757	5,308,392	—	—	—	13,925,149	1,312,422
RT Holdings Parent, LLC Class A Unit	19,103,720	—	—	—	286,936	19,390,656	—
RT Holdings Parent, LLC Warrant	3,184,225	—	—	—	47,549	3,231,774	—
Ruby Tuesday Operations, LLC Term Loan	6,715,899	690,736	(502,308)	—	—	6,904,327	1,012,845
Ruby Tuesday Operations, LLC Incremental Term Loan	—	1,659,318	—		1,317,499	2,976,817	223,951
Ruby Tuesday Operations, LLC Revolver - 2.78%	—	—	—	—	—	—	60,762
Ruby Tuesday P-1 Units	368,005	—	—	—	5,999	374,004	—
Ruby Tuesday P-2 Units	106,999	—	—	—	2,002	109,001	—
School Specialty, Inc. Common Stock	27,419,241	—	—	—	(2,754,432)	24,664,809	6,196,400
School Specialty, Inc. Preferred Stock A	13,061,335	—	—	—	2,338,302	15,399,637	—
School Specialty, Inc. Preferred Stock B	4,529,373	—	—	—	359,474	4,888,847	—
School Specialty, Inc. Term Loan - 9.25%	35,383,037	—	(26,285,802)	—	(103,393)	8,993,842	2,041,188
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	84,141,713	—	(18,000,000)	—	2,290,707	68,432,420	800,000
Total Controlled Affiliated Investments	$322,860,565	$14,203,671	$(45,895,980)	$—	$(8,723,089)	$282,445,167	$19,943,289

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2023

(5)
Holding of Animal Supply Holdings, LLC Class A units are held through TCW DL ASH LLC, a special purpose vehicle.
(6)
Holdings of School Specialty, Inc. Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(7)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2023, $68,432,420 or 7.0% of the Company’s total assets were represented by “non-qualifying assets.”
(8)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities was $86,822,723, or 8.9% of the Company’s total assets.
(9)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of September 30, 2023. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $16,986,731 and $46,351,926, respectively, for the period ended September 30, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2023

	As of September 30,
	2023	As of December 31,
	(unaudited)	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $180,538 and $180,721, respectively)	$174,439	$167,364
Non-controlled affiliated investments (amortized cost of $52,087 and $51,440, respectively)	17,321	25,229
Controlled affiliated investments (amortized cost of $284,020 and $315,712, respectively)	282,445	322,861
Cash and cash equivalents	5,646	4,223
Short-term investments	491,745	501,075
Interest receivable	2,091	1,665
Deferred financing costs	237	120
Prepaid and other assets	51	52
Total Assets	$973,975	$1,022,589
Liabilities
Payable for short-term investments purchased	$491,745	$501,075
Credit facility payable	82,050	126,250
Interest and credit facility expense payable	601	721
Directors' fees payable	203	—
Management fees payable	—	999
Other accrued expenses and other liabilities	325	329
Total Liabilities	574,924	629,374
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,116,130)	(1,112,130)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	473,458	477,458
Accumulated loss	(74,407)	(84,243)
Total Members’ Capital	399,051	393,215
Total Liabilities and Members’ Capital	$973,975	$1,022,589
Net Asset Value Per Unit (accrual base) (Note 10)	$33.17	$32.84

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$6,139	$1,234	$18,003	$3,443
Interest income paid-in-kind	30	3,441	99	12,948
Other fee income	72	4	261	10
Non-controlled affiliated investments:
Interest income	4	(142)	4	2
Interest income paid-in-kind	958	636	2,690	1,730
Other fee income	6	7	18	19
Controlled affiliated investments:
Interest income	1,004	1,352	4,286	6,461
Interest income paid-in-kind	3,095	1,638	8,561	2,816
Dividend income	800	1,200	6,996	3,600
Other fee income	29	35	100	97
Total investment income	12,137	9,405	41,018	31,126
Expenses
Interest and credit facility expenses	1,835	1,436	6,252	3,628
Interest expense on repurchase transactions	1,341	499	4,219	626
Professional fees	141	156	523	497
Administrative fees	136	141	415	489
Directors’ fees	87	86	243	242
Management fees	—	1,005	—	3,016
Other expenses	32	63	133	171
Total expenses	3,572	3,386	11,785	8,669
Net investment income	8,565	6,019	29,233	22,457
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled affiliated investments	—	—	(2,044)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(354)	7,426	7,258	9,017
Non-controlled affiliated investments	(3,360)	(4,236)	(8,556)	(6,342)
Controlled affiliated investments	1,001	(27,352)	(8,723)	10,846
Net realized gain (loss) on short-term investments	1,006	128	2,668	(182)
Net realized and unrealized (loss) gain on investments	(1,707)	(24,034)	(9,397)	13,339
Net increase (decrease) in Members’ Capital from operations	$6,858	$(18,015)	$19,836	$35,796
Basic and diluted:
Income (loss) per unit	$0.38	$(1.00)	$1.10	$1.98

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2022

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2022	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,121	5,121
Net realized loss on investments	—	(211)	(211)
Net change in unrealized appreciation/(depreciation) on investments	—	6,354	6,354
Distributions to Members from:
Return of capital	(18,000)	—	(18,000)
Total (Decrease) Increase in Members’ Capital for the three months ended March 31, 2022	(18,000)	11,264	(6,736)
Members’ Capital at March 31, 2022	472,088	(89,520)	382,568
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	11,317	11,317
Net realized loss on investments	—	(99)	(99)
Net change in unrealized appreciation/(depreciation) on investments	—	31,329	31,329
Distributions to Members from:
Distributable earnings	—	(10,500)	(10,500)
Total Increase in Members’ Capital for the three months ended June 30, 2022	—	32,047	32,047
Members’ Capital at June 30, 2022	472,088	(57,473)	414,615
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	6,019	6,019
Net realized gain on investments	—	128	128
Net change in unrealized appreciation/(depreciation) on investments	—	(24,162)	(24,162)
Distributions to Members from:
Distributable earnings	—	(6,400)	(6,400)
Return of capital	(3,400)	—	(3,400)
Total Decrease in Members’ Capital for the three months ended September 30, 2022	(3,400)	(24,415)	(27,815)
Members’ Capital at September 30, 2022	$468,688	$(81,888)	$386,800

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	Common Unitholders’ Capital	Accumulated Earnings (Loss)	Total
Members’ Capital at January 1, 2023	$477,458	$(84,243)	$393,215
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	7,445	7,445
Net realized gain on investments	—	954	954
Net change in unrealized appreciation/(depreciation) on investments	—	(12,188)	(12,188)
Total Decrease in Members’ Capital for the three months ended March 31, 2023	—	(3,789)	(3,789)
Members’ Capital at March 31, 2023	477,458	(88,032)	389,426
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	13,223	13,223
Net realized loss on investments	—	(1,336)	(1,336)
Net change in unrealized appreciation/(depreciation) on investments	—	4,880	4,880
Distributions to Members from:
Distributable earnings	—	(10,000)	(10,000)
Return of capital	(4,000)	—	(4,000)
Total (Decrease) Increase in Members’ Capital for the three months ended June 30, 2023	(4,000)	6,767	2,767
Members’ Capital at June 30, 2023	473,458	(81,265)	392,193
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,565	8,565
Net realized gain on investments	—	1,006	1,006
Net change in unrealized appreciation/(depreciation) on investments	—	(2,713)	(2,713)
Total Increase in Members’ Capital for the three months ended September 30, 2023	—	6,858	6,858
Members’ Capital at September 30, 2023	$473,458	$(74,407)	$399,051

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$19,836	$35,796
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(5,637)	(53)
Purchases of short-term investments	(491,745)	(504,635)
Interest income paid in-kind	(11,350)	(17,494)
Proceeds from sales and paydowns of investments	46,352	24,979
Proceeds from sales of short-term investments	501,075	549,930
Net realized loss on investments	2,044	—
Change in net unrealized (appreciation)/depreciation on investments	10,021	(13,521)
Amortization of premium and accretion of discount, net	(181)	452
Amortization of deferred financing costs	426	723
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(426)	410
(Increase) decrease in prepaid and other assets	1	(6)
Increase (decrease) in payable for short-term investments purchased	(9,330)	(45,295)
Increase (decrease) in management fees payable	(999)	(50)
Increase (decrease) in interest and credit facility expense payable	(120)	237
Increase (decrease) in directors’ fees payable	203	203
Increase (decrease) in other accrued expenses and liabilities	(4)	165
Net cash provided by operating activities	60,166	31,841
Cash Flows from Financing Activities
Return of capital	(4,000)	(21,400)
Distributions to Members	(10,000)	(16,900)
Deferred financing costs paid	(543)	(453)
Proceeds from credit facility	2,000	3,000
Repayments of credit facility	(46,200)	—
Net cash used in financing activities	(58,743)	(35,753)
Net increase (decrease) in cash and cash equivalents	1,423	(3,912)
Cash and cash equivalents, beginning of period	4,223	8,532
Cash and cash equivalents, end of period	$5,646	$4,620
Supplemental and non-cash financing activities
Interest expense paid	$5,748	$2,431

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

As of September 30, 2023, the Company has two wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of the Company.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

In October 2022, the Company’s Members approved a proposal to allow the Company to make pre-identified follow-on investments in specific portfolio companies as well as their holding companies, subsidiaries, successors or other affiliates, up to an aggregate maximum of 10% of Capital Commitments. Such approval is valid throughout the remaining Company term.

Capital Commitments: On September 19, 2014 (“the Initial Closing Date”), the Company began accepting subscription agreements from investors for the private sale of its Common Units. On March 19, 2015, the Company completed its final private placement of its Common Units. Subscription agreements with commitments (“Commitments”) from investors (each a “Common Unitholder”) totaling $2,013,470 for the purchase of Common Units were accepted. Each Common Unitholder is obligated to contribute capital equal to their Commitment and each Unit’s Commitment obligation is $100.00 per unit. The amount of capital that remains to be drawn down and contributed is referred to as an “Undrawn Commitment”. On July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The Company effected this commitment reduction by reducing the number of outstanding undrawn units and thereby reducing total Units from 20,134,698 to 18,034,649. Such Unit reduction was proportionately affected for each Member and therefore has no impact on each Member’s percentage in interest in the Company.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2023, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2023 was $100,875.

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

September 30, 2023

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2023, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of September 30, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

September 30, 2023

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

September 30, 2023

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2023:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$317,872	$—	$317,872
Equity	1,077	—	86,823	—	87,900
Investment funds & vehicles(1)	—	—	—	68,432	68,432
Short- term investments	491,745	—	—	—	491,745
Cash equivalents	4,185	—	—	—	4,185
Total	$497,007	$—	$404,695	$68,432	$970,134

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

September 30, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2023:

	Debt	Equity	Total
Balance, July 1, 2023	$323,608	$80,185	$403,793
Purchases, including payments received in-kind	4,075	—	4,075
Sales and paydowns of investments	(680)	—	(680)
Amortization of premium and accretion of discount, net	33	—	33
Net change in unrealized appreciation/(depreciation)	(9,164)	6,638	(2,526)
Balance, September 30, 2023	$317,872	$86,823	$404,695
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2023	(9,164)	6,637	(2,527)

	Debt	Equity	Total
Balance, January 1, 2023	$349,861	$79,526	$429,387
Purchases, including payments received in-kind	16,987	—	16,987
Sales and paydowns of investments	(28,352)	—	(28,352)
Amortization of premium and accretion of discount, net	181	—	181
Net realized losses	(1,928)	(116)	(2,044)
Net change in unrealized appreciation/(depreciation)	(18,877)	7,413	(11,464)
Balance, September 30, 2023	$317,872	$86,823	$404,695
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2023	(18,200)	7,297	(10,903)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2022:

	Debt	Equity	Total
Balance, July 1, 2022	$353,708	$82,685	$436,393
Purchases, including payments received in-kind	5,726	41	5,767
Sales and paydowns of investments	(4,334)	—	(4,334)
Amortization of premium and accretion of discount, net	(563)	—	(563)
Net change in unrealized appreciation/(depreciation)	(10,584)	(8,789)	(19,373)
Balance, September 30, 2022	$343,953	$73,937	$417,890
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2022	$(10,583)	$(8,789)	$(19,372)

	Debt	Equity	Total
Balance, January 1, 2022	$341,742	$55,638	$397,380
Purchases, including payments received in-kind	17,505	41	17,546
Sales and paydowns of investments	(8,339)	—	(8,339)
Amortization of premium and accretion of discount, net	(452)	—	(452)
Net change in unrealized appreciation/(depreciation)	(6,503)	18,258	11,755
Balance, September 30, 2022	$343,953	$73,937	$417,890
Change in net unrealized appreciation/depreciation in investments held as of September 30, 2022	$(6,504)	$18,300	$11,796

The Company did not have any transfers between levels during the three and nine months ended September 30, 2023 and 2022.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2023.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$43,092	Income Method	Discount Rate	15.9 to 18.6%	17.3%	Decrease
Debt	$158,116	Market Method	EBITDA Multiple	5.5x to 8.0x	N/A	Increase
Debt	$116,664	Market Method	Revenue Multiple	0.1x to 0.8x	N/A	Increase
Equity	$63,718	Market Method	EBITDA Multiple	5.5x to 8.0x	N/A	Increase
Equity	$23,105	Market Method	Revenue Multiple	0.1x to 0.8x	N/A	Increase

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

4. Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board. On August 10, 2023, the Company’s Board reapproved the Advisory Agreement.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

No management fees were expensed during the three and nine months ended September 30, 2023 as the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

For the three and nine months ended September 30, 2022, Management Fees incurred amounted to $1,005 and $3,016, respectively, of which $1,005 remained payable at September 30, 2022.

Transaction and Other Fees: Any (i) transaction, advisory, consulting, management, monitoring, directors’ or similar fees, (ii) closing, investment banking, finders’, transaction or similar fees, (iii) commitment, breakup or topping fees or litigation proceeds and (iv) other fee or payment of services performed or to be performed with respect to an investment or proposed investment received from or with respect to Portfolio Companies or prospective Portfolio Companies in connection with the Company’s activities will be will be the property of the Company. Since inception, the Company received $2,615 in such fees, none of which were during the three and nine months ended September 30, 2023 and 2022.

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

September 30, 2023

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

No Incentive Fees were incurred during the three and nine months ended September 30, 2023 and 2022.

Administration Agreement: On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) will oversee the maintenance of our financial records and otherwise assist on the Company’s compliance with regulations applicable to a BDC under the 1940 Act, and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provide us with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 10, 2023, the Company’s Board reapproved the Administrative Agreement.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Retail & Animal Intermediate, LLC	November 2025	$4,981	$—	$4,981	$—
Ruby Tuesday Operations LLC	February 2025	4,921	—	4,921	—
Pace Industries, Inc.	June 2025	5,007	—	2,086	—
Total		$14,909	$—	$11,988	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2023 and December 31, 2022, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2023, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and nine months ended September 30, 2023 and 2022, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Units at beginning of period	18,034,649	20,134,698	18,034,649	20,134,698
Units reduced during the period	—	(2,100,049)	—	(2,100,049)
Units issued and committed at end of period	18,034,649	18,034,649	18,034,649	18,034,649

The Company did not process any deemed distributions and re-contributions during the three and nine months ended September 30, 2023 and 2022.

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

September 30, 2023

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2023, the Company was in compliance with such covenants.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

As of September 30, 2023 and December 31, 2022, the Available Commitment under the Amended Credit Agreement was $69,950 and $50,750, respectively.

As of September 30, 2023 and December 31, 2022, the amounts outstanding under the Credit Facility were $82,050 and $126,250, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2023 and December 31, 2022, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The Company incurred financing costs of $10,123 in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. The Company also incurred additional financing costs of $1,848 in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $883 and $456 in connection with the April 6, 2021 Third Amended Credit Agreement and the April 7, 2023 Fifth Amended Credit Agreement, respectively. The Company recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of September 30, 2023 and December 31, 2022, $237 and $120, respectively, of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Credit facility interest expense	$1,636	$1,243	$5,609	$2,669
Undrawn commitment fees	67	63	168	187
Administrative fees	16	16	49	49
Amortization of deferred financing costs	116	114	426	723
Total	$1,835	$1,436	$6,252	$3,628
Weighted average interest rate	7.54%	4.22%	7.04%	3.05%
Average outstanding balance	$84,946	$115,283	$105,012	$115,261

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

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

The Company had no outstanding Repurchase Obligations as of September 30, 2023 and December 31, 2022. Interest expense incurred under these Repurchase Transactions was $1,341 and $499 for the three months ended September 30, 2023 and 2022, respectively. Interest expense incurred under these Repurchase Transactions was $4,219 and $626 for the nine months ended September 30, 2023 and 2022, respectively.

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of September 30, 2023 and December 31, 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2023	December 31, 2022
Cost of investments for federal income tax purposes	$1,012,574	$1,051,514
Unrealized appreciation	$66,810	$57,357
Unrealized depreciation	$(109,250)	$(88,118)
Net unrealized depreciation on investments	$(42,440)	$(30,761)

The Company did not have any unrecognized tax benefits at December 31, 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

The Company's investment in School Specialty, Inc.'s common stock is held through TCW DL SSP LLC, an unconsolidated special purpose vehicle. The fair value of such equity investment as of September 30, 2023 is net of a $10,101 deferred tax liability recorded by TCW DL SSP LLC. TCW DL SSP LLC accounts for income taxes under the liability method prescribed by FASB ASC 740, Accounting for Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2023

10. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2023 and 2022 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the nine months ended September 30,
	2023(1)	2022(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$32.84	$39.65
Adjustment due to reduction of undrawn commitments(2)	—	(7.02)
Income from Investment Operations:
Net investment income	1.62	1.24
Net realized and unrealized (loss) gain	(0.52)	0.74
Total income from investment operations	1.10	1.98
Less Distributions:
From net investment income	(0.55)	(0.93)
Return of capital	(0.22)	(1.19)
Total distributions(3)	(0.77)	(2.12)
Net Asset Value Per Unit (accrual base), End of Period	$33.17	$32.49
Common Unitholder Total Return(4)(5)	6.19%	10.92%
Common Unitholder IRR(6)	8.41%	8.47%
Ratios and Supplemental Data:
Members’ Capital, end of period	$399,051	$386,800
Units outstanding, end of period	18,034,649	18,034,649
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(7)	3.99%	2.94%
Ratio of financing cost to average net assets(5)	1.58%	0.92%
Ratio of net investment income to average net assets(7)	9.91%	7.63%
Credit facility payable	82,050	118,250
Asset coverage ratio	5.86	4.27
Portfolio turnover rate(5)	1.15%	0.01%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2023 and 2022.
(2)
NAV per unit was adjusted due to the reduction in undrawn commitments that occurred during the nine months ended September 30, 2022. Refer to Note 1.
(3)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(4)
The Total Return for the nine months ended September 30, 2023 and 2022 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(5)
Not annualized.
(6)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 8.41% through September 30, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
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
•
the increasing concentration of our investment portfolio as we continue to wind down may heighten the risk that an adverse change in one issuer or industry could have a material adverse impact on our performance;
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
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry;
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

Each investor was required to enter into a subscription agreement in connection with its Commitment (a “Subscription Agreement”). Under the terms of the subscription agreements, the Company may generally draw down all or any portion of the undrawn commitment with respect to each Common Unit upon at least ten business days’ prior written notice to the Common Unitholders. Investors have entered into subscription agreements for 20,134,698 Common Units of the Company issued and outstanding representing a total of $2.013 billion of committed capital. On July 11, 2022 our Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. We effected this commitment reduction by reducing the number of outstanding undrawn units and thereby reducing total Units from 20,134,698 to 18,034,649. Such Unit reduction was proportionately effected for each Member and therefore has no impact on each Member’s percentage interest in us.

As of September 30, 2023, we have two wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of ours.

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

Investment Activity

As of September 30, 2023, our portfolio consisted of debt and equity investments in seven and seven portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of September 30, 2023, our portfolio was comprised of 67.0% debt investments which were primarily senior secured, first lien term loans and 33.0% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of September 30, 2023, representing 2.5% and 19.6% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2023:

Industry	Percent of Total Investments
Industrial Conglomerates	27%
Metals & Mining	19%
Investment Funds & Vehicles	14%
Diversified Consumer Services	11%
Pharmaceuticals	9%
Household Durables	8%
Hotels, Restaurants & Leisure	7%
Distributors	4%
Technologies Hardware, Storage and Peripherals	1%
Total	100%

Results of Operations

Our operating results for the three and nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Total investment income	$12,137	$9,405	$41,018	$31,126
Total expenses	3,572	3,386	11,785	8,669
Net investment income	8,565	6,019	29,233	22,457
Net realized loss on investments	—	—	(2,044)	—
Net change in unrealized appreciation/(depreciation) on investments	(2,713)	(24,162)	(10,021)	13,521
Net realized gain (loss) on short-term investments	1,006	128	2,668	(182)
Net increase (decrease) in Members’ Capital from operations	$6,858	$(18,015)	$19,836	$35,796

Total investment income

Total investment income for the three months ended September 30, 2023 and 2022 was $12.1 million and $9.4 million, respectively, and included interest income (including interest income paid-in-kind) of $11.2 million and $8.2 million, respectively. Total investment income for the three months ended September 30, 2023 and 2022 also included $0.8 million and $1.2 million, respectively, of dividend income from our investment in TCW Direct Lending Strategic Ventures and $0.1 million and $46 thousand, respectively, of other income.

Total investment income for the nine months ended September 30, 2023 and 2022 was $41.0 million and $31.1 million, respectively, and included interest income (including interest income paid-in-kind) of $33.6 million and $27.4 million, respectively. Total investment income for the nine months ended September 30, 2023 and 2022 also included $7.0 million and $3.6 million, respectively, of dividend income from our investment in TCW Direct Lending Strategic Ventures and $0.4 million and $0.1 million, respectively, of other income.

Total investment income increased during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The increase in our total investment income was due to the increase in interest rates during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2022, most of our debt investments earned interest income based on their respective interest rate floors, whereas during the three and nine months ended September 30, 2023, all of our debt investments earned interest above their respective interest rate floors.

Net investment income

Net investment income for the three months ended September 30, 2023 and 2022 was $8.6 million and $6.0 million, respectively. Net investment income for the nine months ended September 30, 2023 and 2022 was $29.2 million and $22.5 million, respectively.

The increase in net investment income during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was due to the increase in total investment income as described above, partially offset by higher total expenses during the three and nine months ended September 30, 2023 versus the three and nine months ended September 30, 2022.

Expenses for the three and nine months ended September 30, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Expenses
Interest and credit facility expenses	$1,835	$1,436	$6,252	$3,628
Interest expense on repurchase transactions	1,341	499	4,219	626
Professional fees	141	156	523	497
Administrative fees	136	141	415	489
Directors’ fees	87	86	243	242
Management fees	—	1,005	—	3,016
Other expenses	32	63	133	171
Total expenses	$3,572	$3,386	$11,785	$8,669

Our total expenses for the three months ended September 30, 2023 and 2022 were $3.6 million and $3.4 million, respectively. Our total expenses included management fees attributed to the Adviser of $0 and $1.0 million for the three months ended September 30, 2023 and 2022, respectively.

Our total expenses for the nine months ended September 30, 2023 and 2022 were $11.8 million and $8.7 million, respectively. Our total expenses included management fees attributed to the Adviser of $0 and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The increase in total operating expenses during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, was primarily due to higher interest rates during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 which caused increases in our credit facility borrowing costs as well as our interest expense on repurchase transactions. These increases were partially offset by a decrease in management fees. No management fees were expensed during the three and nine months ended September 30, 2023 as the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

Net realized loss on investments

Our net realized loss on investments for the three and nine months ended September 30, 2023 was $0 and $2.0 million, respectively. We did not have a net realized gain or loss on investments during the three months ended September 30, 2023 as no investments were disposed of during the period. Our net loss on investments for the nine months ended September 30, 2023 was entirely due to our disposition of our revolver and preferred equity with Guardia LLC.

We did not have a net realized gain or loss on investments during the three and nine months ended September 30, 2022 as no investments were disposed of during the period.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2023 and 2022 was ($2.7) million and ($24.2) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	HoldCo Term Loan	$(6,236)
Animal Supply Company, LLC	Term Loan	(3,360)
Quantum Corporation	Common Stock	(830)
TCW Direct Lending Strategic Ventures	Preferred membership Interests	643
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	731
RT Holdings Parent, LLC	Class A Units	836
Cedar Ultimate Parent, LLC	Class A Preferred Units	2,209
SSI Parent, LLC (fka School Specialty, Inc.)	Class A Preferred Stock	2,338
All others	Various	956
Net change in unrealized appreciation/(depreciation)		$(2,713)

Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
H-D Advanced Manufacturing Company	Term Loan	$8,110
Retail & Animal Intermediate, LLC	Subordinated Loan	(1,392)
RT Holdings Parent, LLC	Class A Units	(1,506)
Animal Supply Company, LLC	Term Loan	(2,297)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(2,777)
TCW Direct Lending Strategic Ventures	Preferred membership Interests	(4,206)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(5,503)
Pace Industries, Inc.	HoldCo Term Loan	(14,384)
All others	Various	(207)
Net change in unrealized appreciation/(depreciation)		$(24,162)

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2023 and 2022 was ($10.0) million and $13.5 million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	HoldCo Term Loan	$(19,518)
Animal Supply Company, LLC	Term Loan	(7,994)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(2,754)
Quantum Corporation	Common Stock	(848)
Ruby Tuesday Operations LLC	Incremental Term Loan	1,317
TCW DLSV LLC	Preferred membership Interests	2,291
SSI Parent, LLC (fka School Specialty, Inc.)	Class A Preferred Stock	2,338
Cedar Ultimate Parent, LLC	Class A Preferred Units	7,011
H-D Advanced Manufacturing Company	Term Loan	8,442
All others	Various	(306)
Net change in unrealized appreciation/(depreciation)		$(10,021)

Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2022 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	$21,608
H-D Advanced Manufacturing Company	Term Loan	17,103
TCW Direct Lending Strategic Ventures	Preferred Membership Interests	9,470
School Specialty, Inc.	Preferred Stock	3,839
Cedar Ultimate Parent, LLC	Class D Preferred Units	(2,262)
Animal Supply Company, LLC	Term Loan	(2,297)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(4,059)
Retail & Animal Intermediate, LLC	Subordinated Term Loan	(4,248)
Quantum Corporation	Common Stock	(7,842)
Pace Industries, Inc.	HoldCo Term Loan	(16,881)
All others	Various	(910)
Net change in unrealized appreciation/(depreciation)		$13,521

Net realized gain (loss) on short-term investments

During the three months ended September 30, 2023 and 2022 we incurred $1.0 million and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2023 and 2022 we incurred $2.7 million and ($0.2) million , respectively, in realized gains (losses) from our short-term investments in government treasuries.

Net increase/(decrease) in Members’ Capital from operations

Our net increase/(decrease) in Members’ Capital from operations during the three months ended September 30, 2023 and 2022 was $6.9 million and ($18.0) million, respectively.

Our net increase/(decrease) in Members’ Capital from operations during the nine months ended September 30, 2023 and 2022 was $19.8 million and $35.8 million, respectively.

The relative increase in our net increase/(decrease) in Members’ Capital from operations during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to net realized and unrealized losses on our investments of $1.7 million during the three months ended September 30, 2023 compared to $24.0 million during the three months ended September 30, 2022 coupled with an increase in net investment income of $8.6 million during the three months ended September 30, 2023 compared to net investment income of $6.0 million during the three months ended September 30, 2022, as described above.

The relative decrease in our net increase/(decrease) in Members’ Capital from operations during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to net realized and unrealized losses on our investments of $9.4 million during the nine months ended September 30, 2023 compared to net realized and unrealized gains on our investments of $13.3 million during the nine months ended September 30, 2022. This decrease was partially offset by an increase in net investment income of $29.2 million during the nine months ended September 30, 2023 compared to net investment income of $22.5 million during the nine months ended September 30, 2022, as described above.

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

As of September 30, 2023 and December 31, 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	September 30, 2023	December 31, 2022
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2023, we were in compliance with such covenants.

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

As of September 30, 2023 and December 31, 2022, the Available Commitment under the Credit Facility was $70.0 million and $50.8 million, respectively.

As of September 30, 2023 and December 31, 2022 the amounts outstanding under the Credit Facility were $82.1 million and $126.3 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2023 and December 31, 2022, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility. We incurred financing costs of $10.1 million in connection with the April 10, 2017 Third Amended and Restated Revolving Credit Agreement. We also incurred additional financing costs totaling $1.8 million in connection with the Amended Credit Agreement on April 6, 2020 and May 27, 2020 as well as an additional $0.9 million in connection with the April 6, 2021 Third Amended Credit Agreement. We recorded these costs as deferred financing costs on its Consolidated Statements of Asset and Liabilities and the costs are being amortized over the life of the Credit Facility. As of September 30, 2023 and December 31, 2022, $0.2 million and $0.1 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2023 and 2022 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Credit facility interest expense	$1,636	$1,243	$5,609	$2,669
Undrawn commitment fees	67	63	168	187
Administrative fees	16	16	49	49
Amortization of deferred financing costs	116	114	426	723
Total	$1,835	$1,436	$6,252	$3,628
Weighted average interest rate	7.54%	4.22%	7.04%	3.05%
Average outstanding balance	$84,946	$115,283	$105,012	$115,261

A summary of our contractual payment obligations as of September 30, 2023 and December 31, 2022 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – September 30, 2023	$152,000	$82,050	$69,950
Total Debt Obligations – December 31, 2022	$177,000	$126,250	$50,750

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of September 30, 2023 and December 31, 2022 (dollar amounts in thousands):

		September 30, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Retail & Animal Intermediate, LLC	November 2025	$4,981	$—	$4,981	$—
Ruby Tuesday Operations LLC	February 2025	4,921	—	4,921	—
Pace Industries, Inc.	June 2025	5,007	—	2,086	—
Total		$14,909	$—	$11,988	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2023 and December 31, 2022, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

In October 2022, our Members approved a proposal to allow us to make pre-identified follow-on investments in specific portfolio companies as well as their holding companies, subsidiaries, successors or other affiliates, up to an aggregate maximum of 10% of Capital Commitments. Such approval is valid throughout the remaining Company term.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At September 30, 2023, 98.5% of our debt investments bore interest based on floating rates, such as LIBOR and SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At September 30, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our September 30, 2023 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$10,651	$2,496	$8,155
Up 200 basis points	7,101	1,664	5,437
Up 100 basis points	3,550	832	2,718
Down 100 basis points	(3,550)	(832)	(2,718)
Down 200 basis points	(7,101)	(1,664)	(5,437)
Down 300 basis points	(10,651)	(2,496)	(8,155)

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

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the nine months ended September 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 9, 2023	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 9, 2023	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer