Form 10-K
period 2023-12-31
TCW Direct Lending LLC
filed 2024-03-28
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

in

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2023, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 28, 2024 was 18,034,649.

Documents Incorporated by Reference

TCW Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2023, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED December 31, 2023

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
•
interest rate volatility could adversely affect our results, particularly to the extent we use leverage as part of our investment strategy;
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

ii

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

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

Item 1. Business

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the private credit team (the “Private Credit Team” fka the “Direct Lending Team”) of the Adviser, a group of investment professionals that will use the same investment strategy employed by the Private Credit Team over the past 23 years.

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

As of December 31, 2023, we have two wholly-owned subsidiaries - TCW DL VI Funding I, LLC and TCW DL CTH, LLC each a Delaware limited liability company and each designed to hold an equity investment of ours.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $210 billion of assets as of December 31, 2023. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

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

As previously noted, our investment period has ended. Accordingly, while we will not originate new loans, we may increase credit facilities to existing borrower or affiliates. We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The investment philosophy, strategy and approach of the Private Credit Team has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, from time to time we made, and currently have, investments that contain such features, usually due to certain circumstances involving debt restructurings or work-outs of current investments. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

We may invest in debt or equity instruments that are not secured by specific collateral but are backed only by the enterprise value of the company. Unsecured investments typically involve a greater risk of loss than secured investments. We will generally not invest unless, at the time of the investment, the Adviser believes the estimated value of the borrower’s business or the underlying assets of the business equals or exceeds the aggregate investment amount of all senior lenders, although there can be no assurance that the assets will be sufficiently liquid in order to satisfy the portfolio company’s obligations.

In the case of investments in a non-public company, such company’s shareholders may provide collateral in the form of secured guarantees and/or security interests in other assets that they own. We typically value the collateral by reference to such company’s financial statements or independent appraisals and may assign a value to the collateral that is higher or lower than the value assigned by such company.

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

Investments

On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $69.8 million and $84.1 million as of December 31, 2023 and 2022, respectively.

Based on fair values as of December 31, 2023, our portfolio consisted of debt and equity investments in seven and six portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 62.5%

debt investments which were primarily senior secured, first lien term loans and 37.5% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2023, representing 4.3% and 22.6% of our portfolio’s fair value and cost, respectively.

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

For a further discussion of our investment activities and investment attributes as of December 31, 2023 and 2022, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 10, 2023 the Company’s Board of Directors (the “Board”) reapproved the Investment Advisory and Management Agreement (the “Advisory Agreement”) originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. The Company pays to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the period during which the Company’s limited liability company units (the “Common Units”) are being offered (the “Closing Period”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period is calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually issued. The actual payment of the Management Fee with respect to the Closing Period was made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company began on the initial closing date and ended on September 19, 2017, the earlier of (a) three years from the initial closing date and (b) the date on which the Undrawn Commitment of each Common Unit has been reduced to zero. While the Management Fee will accrue from the initial closing date, the Adviser deferred payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by our investments. During the year ended December 31, 2023, the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

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

Administration Agreement

On August 10, 2023, the Company’s Board reapproved the Administration Agreement with the Adviser, originally entered into on September 15, 2014, under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, which establish procedures for personal investments and restricts certain transactions. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics by written request addressed to the following: Gladys Xiques, Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for administering the policies and procedures.

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

If the Adviser has responsibility for voting proxies in connection with its investment advisory duties or has the responsibility to specify to an agent how to vote the client’s proxies, it exercises such voting responsibilities through the corporate proxy voting process. The Adviser believes that the right to vote proxies is a significant asset of its clients’ holdings. In order to provide a basis for making decisions in the voting of proxies for its clients, the Adviser has established a proxy voting committee (the “Proxy Committee”) and adopted proxy voting guidelines (the “Guidelines”) and procedures. The Proxy Committee generally meets quarterly (or at such other frequency as determined by the Proxy Committee), and its duties include establishing proxy voting guidelines and procedures, overseeing the internal proxy voting process, and reviewing proxy voting issues. The members of the Proxy Committee include the Adviser’s personnel from the investment, compliance, legal and marketing departments. The Adviser also uses outside proxy voting services (each an “Outside Service”) to help manage the proxy voting process. An Outside Service facilitates its voting according to the Guidelines (or according to guidelines submitted by the Adviser’s clients) and helps maintain the Adviser’s proxy voting records. The Adviser’s proxy voting and record keeping is dependent on the timely provision of proxy ballots by custodians, clients and other third parties. Under circumstances described below involving potential conflicts of interest, the Adviser may also request an Outside Service to help decide certain proxy votes. In certain limited circumstances, the Adviser may enter into voting agreements or other contractual obligations that govern the voting of proxies. In the event of a conflict between any contractual requirements and the Guidelines, the Adviser will vote in accordance with its contractual obligations. As a matter of firm policy, the Adviser does not disclose to unaffiliated third parties how it expects to vote on upcoming proxies and does not disclose the way it voted proxies without a legitimate need to know such information.

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

Wind Down. Since the Commitment Period ended in September 2017, we generally may not make new investments (other than certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period). As a result, during the remainder of our term, fewer investments will be available to generate cash flow, decreasing the amount of distributions. The increased relative concentration of our portfolio in fewer investments increases the risk that losses in one of those investments will have a greater impact on the overall remaining portfolio. In addition, we will continue to incur expenses and other liabilities for the remainder of our term, which will reduce the amount ultimately available for distribution to Members. Amounts distributed to Members in connection with any dissolution and liquidation may be subject to clawback pursuant to the terms of the LLC Agreement.

Further, some of our remaining investments (including certain equity investments) may require additional time beyond the Company’s current term before we can dispose of them at a favorable price or otherwise recoup our investment. On April 30, 2021, the Board elected to extend the Company’s term until September 2022. Any further extensions will require Member approval. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders. On May 11, 2023 the term of the Company was extended for an additional one-year period from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders. If we are unable to extend the Company’s term beyond September 19, 2024, we may be required to dispose of our remaining investments at unfavorable prices.

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

Interest Rate Risk. In general, the value of a debt security changes as prevailing interest rates change. For fixed-rate debt securities, when prevailing interest rates fall, the values of outstanding debt securities generally rise. When interest rates rise, the values of outstanding fixed-rate debt securities generally fall, and they may sell at a discount from their face amount. Our debt investments generally have adjustable interest rates. For that reason, the Adviser expects that when interest rates change, the amount of interest we receive in respect of such debt investments will change in a corresponding manner. However, the interest rates of some debt investments adjust only periodically. Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. In recent years the U.S. Federal Reserve Board (the “Fed”) increased interest rates from historically low levels in an effort to cause inflation levels to align with the Fed's long-term inflation target, but those rates have appeared to stabilize somewhat more recently and might be lowered in the coming year. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

Lender Liability. In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “Lender

Liability”). Generally, Lender Liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Lender Liability claims generally arise in bankruptcy but can also arise under state law claims. Lender Liability often involves claims of misconduct where a lender (a) intentionally takes an action that exacerbates the insolvency of a borrower or issuer or that results in the undercapitalization of a borrower or issuer to the detriment of other creditors of such borrower or issuer, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a shareholder to dominate or control a borrower or issuer to the detriment of other creditors of such borrower or issuer. We could be subject to allegations of Lender Liability because of the nature of certain of our investments. There is also a risk that where Lender Liability is alleged, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors (a remedy called “Equitable Subordination”). We do not intend to engage in conduct that would give rise to a claim of Lender Liability or Equitable Subordination. However, as a BDC, we are obligated to offer managerial assistance to each of our portfolio companies. To the extent any of our portfolio companies elect to accept such offer to provide managerial assistance, that level of involvement with a portfolio company could strengthen a Lender Liability claim against us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could arise as a result of any managerial assistance that we provide in order to fulfill our obligations as a BDC. Moreover, because of the nature of our investments, we may not always be the lead creditor, and security or other agents may act on behalf of the investors in a security owned by us. Therefore, claims for Lender Liability or Equitable Subordination affecting our investments could also arise without our direct managerial or other involvement.

Special Risks of Highly Leveraged or other Risky Portfolio Companies. We can invest up to 100% of our total assets in debt and equity securities of portfolio companies that are highly leveraged and whose debt securities would be considered well below investment grade. We may also invest in obligations of portfolio companies in connection with a restructuring under Chapter 11 of the U.S. Bankruptcy Code (i.e., a debtor in possession financing) if the obligations meet the credit standards of the Adviser. Debtor in possession financings are arranged when an entity seeks the protections of the bankruptcy court under Chapter 11 of the U.S. Bankruptcy Code. These financings allow an entity to continue its business operations while reorganizing under Chapter 11. Such financings are senior liens on unencumbered security (i.e., security not subject to other creditor claims). These debt obligations tend to offer higher yields than investment grade securities to compensate investors for the higher risk and are commonly referred to as “high risk securities” or, in the case of bonds, “junk bonds.” Similarly, we may also invest in obligations of portfolio companies in connection with rescue situation and Chapter 11 exit financings. Rescue situation financings may avoid a company’s need to resort to bankruptcy and provide the company with working capital it needs to continue uninterrupted operations. Chapter 11 exit financings allow a company to deleverage its balance sheet and to emerge from a Chapter 11 bankruptcy. Lending to highly leveraged or other risky borrowers is highly speculative. These investments may expose us to financial market risks, interest rate risks and credit risks that are significantly greater than the risks associated with other securities in which we may invest. An economic downturn or a period of rising interest rates, for example, could cause a decline in the prices of such securities. The prices of securities structured as zero-coupon or pay-in-kind securities may be more volatile than securities that pay interest periodically and in cash. In the event of a default by a portfolio company, we would experience a reduction of our income and could expect a decline in the fair value of the defaulted securities and may incur significant additional expenses to seek recovery.

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

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans and may rank junior to other debt instruments issued by the portfolio company. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans, and we may suffer losses on such loans if the borrower is unable to make required payments when due.

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

Under an applicable SEC rule, BDCs that use over a certain level of derivatives will be subject to a value-at-risk (“VaR”) leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

Equity Securities Risks. Equity securities may include common stock, preferred stock or other securities representing an ownership interest or the right to acquire an ownership interest in an issuer. Equity risk is the risk that stocks and other equity securities generally fluctuate in value more than debt securities and may decline in value over short or extended periods. The value of stocks and other equity securities may be affected by changes in an issuer’s financial condition, factors that affect a particular industry or industries, such as labor shortages or an increase in production costs and competitive conditions within an industry, or .as a result of changes in overall market, economic and political conditions that are not specifically related to a company or industry, such as real or perceived adverse economic conditions, changes in the general outlook for corporate earnings, changes in interest or currency rates or generally adverse investor sentiment.

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

Cybersecurity Risks and Cyber Incidents. Our business depends on the communications and information systems of our Adviser and its affiliates, our portfolio companies and third-party service providers. These systems are subject to potential cybersecurity attacks and incidents, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. Cyber hacking could also cause significant disruption and harm to the companies in which we invest. Additionally, digital and network technologies (collectively, “cyber networks”) might be at risk of cyberattacks that could potentially seek unauthorized access to digital systems for purposes such as misappropriating sensitive information, corrupting data or causing operational disruption. Cyberattacks might potentially be carried out by persons using techniques that could range from efforts to electronically circumvent network security or overwhelm websites to intelligence gathering and social engineering functions aimed at obtaining information necessary to gain access. These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our unitholders.

As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Adviser and third-party service providers. In addition, we and the Adviser currently or in the future are expected to routinely transmit and receive confidential and proprietary information by email and other electronic means. We and the Adviser may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties to protect the confidentiality of the information.

In addition, we, the Adviser and many of our third-party service providers currently have work from home policies. Such a policy of remote working could strain our technology resources and introduce operational risks, including heightened cybersecurity risks and other risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us or our Adviser will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on our business, results of operations and financial condition of us and of our portfolio companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Adviser’s cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: The Adviser has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Adviser’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.
•
Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
•
Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Adviser maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Adviser’s cybersecurity systems.
•
Education and Awareness: The Adviser provides regular, mandatory training for all levels of personnel regarding cybersecurity threats as a means to equip the Adviser’s personnel with effective tools to address cybersecurity threats, and to communicate the Adviser’s evolving information security policies, standards, processes, and practices.

The Adviser conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Adviser’s employees. The results of such assessments and reviews are evaluated by management and reported to the Board, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board, in coordination with the Adviser, oversees the Company’s risk management program, including the management of cybersecurity threats. The Board receives regular updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company’. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

The Adviser has established an internal working group that includes relevant representation from senior management including the CCO, COO and CISO who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through ongoing communication with these teams, the CISO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Board when appropriate.

The CISO has served in various roles in information technology and information security for many years and holds relevant professional certifications. The Adviser’s COO and CCO each hold educational and professional degrees in their respective fields, and each has numerous years of experience managing risk at the Company and at similar companies, including assessing cybersecurity threats.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

As of December 31, 2023, we have two wholly-owned subsidiaries - TCW DL VI Funding I, LLC and TCW DL CTH, LLC, each a Delaware limited liability company and each designed to hold an equity investment of ours.

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

Critical Accounting Policies and Estimates

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the available pricing inputs. On May 12, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Board designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board. Prior to this date, fair valuations were approved by the Board in accordance with the Company's valuation policy.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Strategic Ventures) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term to June 5, 2023.On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of December 31, 2023, our portfolio consisted of debt and equity investments in seven and six portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of December 31, 2023, our portfolio was comprised of 62.5% debt investments which were primarily senior secured, first lien term loans and 37.5% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2023, representing 4.3% and 22.6% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2023:

Industry	Percent of Total Investments
Industrial Conglomerates	22%
Metals & Mining	18%
Investment Funds & Vehicles	16%
Diversified Consumer Services	14%
Pharmaceuticals	10%
Household Durables	9%
Hotels, Restaurants & Leisure	7%
Distributors	4%
Technologies Hardware, Storage and Peripherals	0%
Total	100%

Results of Operations

Our operating results for the years ended December 31, 2023, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Total investment income	$53,243	$43,224	$47,832
Net expenses	15,666	13,068	12,129
Net investment income	37,577	30,156	35,703
Net realized loss on investments	(26,768)	—	(51,828)
Net change in unrealized appreciation/(depreciation) on investments	5,423	13,192	120,141
Net realized gain on short-term investments	4,292	63	13
Net increase in Members’ Capital from operations	$20,524	$43,411	$104,029

Total investment income

Total investment income for the years ended December 31, 2023, 2022 and 2021 was $53.2 million, $43.2 million and $47.8 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Interest income	$26,854	$13,499	$25,045
Interest income paid-in-kind	17,571	24,367	15,362
Dividend income	8,596	5,200	7,200
Other fee income	222	158	225
Total investment income	$53,243	$43,224	$47,832

The increase in total investment income during the years ended December 31, 2023 compared to the year ended December 31, 2022, was primarily due to an increase in interest rates on our debt investments during the year ended December 31, 2023 compared to the year ended December 31, 2022. During the year ended December 31, 2022, most of our debt investments earned interest income based on their respective interest rate floors, whereas during the year ended December 31, 2023 all of our debt investments earned interest above their respective interest rate floors. Additionally, dividend income increased due to dividends from our equity investments in TCW Strategic Ventures and SSI Parent, LLC (fka School Specialty, Inc.).

The decrease in total investment income during the year ended December 31, 2022 compared to the year ended December 31, 2021, was primarily due to lower aggregate interest income and interest income paid-in-kind from our debt investments driven by the decrease in the average par value of debt during the year ended December 31, 2022 compared to the year ended December 31, 2021, as well as lower dividend income from TCW Strategic Ventures. The average par value of debt (based on the ending balance of each month of the year) was $437.5 million during the year ended December 31, 2022 compared to $531.1 million during the year ended December 31, 2021.

Net investment income

Our net investment income for the years ended December 31, 2023, 2022 and 2021 was $37.6 million, $30.2 million and $35.7 million, respectively.

The increase in net investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to higher total investment income as described above partially offset by higher net expenses. The increase in net expenses was primarily attributable to higher interest and credit facility expenses and higher interest expense on repurchase transactions partially offset by the waiver of management fees from the Adviser. The increases in interest and credit facility expenses and interest expense on repurchase transactions were due to a higher weighted average interest rate during the year ended December 31, 2023 compared to the year ended December 31, 2022. Total management fees of $4.0 million were waived by the Adviser during the year ended December 31, 2023 as the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

The decrease in net investment income during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to lower total investment income as described above coupled with higher total expenses. The increase in total expenses was primarily attributable to higher interest and credit facility expenses and higher other expenses partially offset by lower management fees. The increase in interest and credit facility expenses and other expenses is due to our higher average debt outstanding balance and weighted average interest rate during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in management fees is due to the decrease in the investment cost basis for which the first quarter management fees are based on during the year ended December 31, 2022 compared to the year ended December 31, 2021. The management fees during the first quarter of the year ended December 31, 2021 were calculated based on the cost of investments as of December 31, 2020 which was $810.3 million compared to the management fee calculated during the first quarter of the year ended December 31, 2022 which was based on the cost of investments as of December 31, 2021 which was $540.9 million.

Total expenses for the years ended December 31, 2023, 2022 and 2021 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Expenses
Interest and credit facility expenses	$7,986	$5,648	$4,777
Interest expense on repurchase transactions	5,922	1,566	152
Management fees	4,000	4,015	5,293
Professional fees	717	679	610
Administrative fees	547	629	766
Directors’ fees	320	327	320
Other expenses	174	204	211
Total expenses	$19,666	$13,068	$12,129
Expenses waived by the Adviser	(4,000)	—	—
Net Expenses	$15,666	$13,068	$12,129

Our total expenses were $19.7 million, $13.1 million and $12.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our operating expenses included management fees attributed to the Adviser of $4.0 million, $4.0 million and $5.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As previously described, the increase in total expenses during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to higher interest and credit facility expenses and interest expense on repurchase transactions. The increase in interest and credit facility expenses and interest expense on repurchase transactions is due to a higher weighted average interest rate during the year ended December 31, 2023 compared to the year ended December 31, 2022.

As previously described, the increase in total expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to higher interest and credit facility expenses and interest expense on repurchase transactions partially offset by lower management fees. The increase in interest and credit facility expenses and interest expense on repurchase transactions is due to our higher average debt outstanding balance and higher weighted average interest rate during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in management fees is due to the decrease in the investment cost basis for which the first quarter management fees are based on during the year ended December 31, 2022 compared to the year ended December 31, 2021. The management fees during the first quarter of the year ended December 31, 2021 were calculated based on the cost of investments as of December 31, 2020 which was $810.3 million compared to the management fee calculated during the first quarter of the year ended December 31, 2022 which was based on the cost of investments as of December 31, 2021 which was $540.9 million.

Net expenses for the year ended December 31, 2023 include $4.0 million of management fees that were waived by the Adviser. In connection with the extension of our term from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders, our Adviser agreed to waive management fees earned from and after December 31, 2022.

Net realized loss on investments

Our net realized loss on investments for the years ended December 31, 2023, 2022 and 2021 was $26.8 million, $0 and $51.8 million, respectively.

Our net realized loss on investments during the year ended December 31, 2023 was entirely attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Retail & Animal Intermediate, LLC	Subordinated Loan	$(23,151)	*
Guardia LLC	Revolver	(1,929)	*
Animal Supply Holdings, LLC	Class A Common	(1,573)	*
PNI Litigation Trust (Guardia LLC)	Preferred Equity	(115)	*
Net Realized Loss		$(26,768)

* Includes reversals of previously recognized unrealized appreciation/(depreciation).

The Company did not have any realized gain or loss on investments during the year ended December 31, 2022 as no investments were disposed of during the year ended December 31, 2022.

Our net realized loss on investments during the year ended December 31, 2021 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Carrier & Technology Holdings, LLC*	Term Loan	$(41,407)	**
Guardia LLC*	Term Loan	(10,057)	**
Guardia LLC*	Revolver	(7,362)	**
RT Holdings Parent, LLC (fka RTI Holding Company, LLC)	Warrants	(1,380)
Frontier Spinning Mills, Inc.	Term Loan	3,450	**
Quantum Corporation	Common Stock	4,414
All others	Various	514
Net Realized Loss		$(51,828)

*Guardia LLC (fka Carrier & Technology Solutions, LLC) and Carrier & Technology Holdings, LLC are related entities that formerly comprised a single portfolio company in which the Company had an investment in.

** Includes reversals of previously recognized unrealized appreciation/(depreciation).

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the years ended December 31, 2023, 2022 and 2021 was $5.4 million, $13.2 million and $120.1 million, respectively.

Our net change in unrealized appreciation/(depreciation) for the year ended December 31, 2023 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Retail & Animal Intermediate, LLC	Subordinated Loan	$23,151	*
H-D Advanced Manufacturing Company	Term Loan	8,415
Cedar Ultimate Parent, LLC	Class A Preferred Units	8,228
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	4,509
TCW DLSV LLC	Preferred membership Interests	3,639
SSI Parent, LLC (fka School Specialty, Inc.)	Class A Preferred Stock	2,338
Pace Industries, Inc.	Term Loan	(2,839)
Retail & Animal Intermediate, LLC	Delayed Draw Priming Term Loan	(5,058)
Animal Supply Company, LLC	Term Loan	(6,313)
Pace Industries, Inc.	HoldCo Term Loan	(31,455)
All others	Various	808
Net change in unrealized appreciation/(depreciation)		$5,423

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

Net realized gain on short-term investments

During the years ended December 31, 2023, 2022 and 2021 we earned $4.3 million, $0.1 million and $13 thousand, respectively, in realized gains from our short-term investments in government treasuries.

Net increase in members’ capital from operations

Our net increase in members’ capital from operations during the years ended December 31, 2023, 2022 and 2021 was $20.5 million, $43.4 million and $104.0 million, respectively.

The relative decrease during the year ended December 31, 2023 is primarily due to the higher net unrealized depreciation on investments and higher net realized losses on investments partially offset by higher net investment income.

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

On July 11, 2022, our Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. We effected this commitment reduction by reducing the number of outstanding undrawn units and thereby reducing total Units from 20,134,698 to 18,034,649. Such Unit reduction was proportionately effected for each Member and therefore has no impact on each Member’s percentage interest in us. As of December 31, 2023, 2022 and 2021, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	December 31,
	2023	2022	2021
Commitments	$1,803,465	$1,803,465	$2,013,470
Undrawn commitments	$199,120	$199,120	$409,125
Percentage of commitments funded	89.0%	89.0%	79.7%
Units	18,034,649	18,034,649	20,134,698

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2023, we were in compliance with such covenants.

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

A summary of our contractual payment obligations as of December 31, 2023 and 2022 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – December 31, 2023	$152,000	$77,050	$74,950
Total Debt Obligations – December 31, 2022	$177,000	$126,250	$50,750

(1) The amount available considers any limitations related to the debt facility borrowing.

The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2023 and 2022, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. We incurred financing costs of $0.9 million and $0.5 million in connection with the April 6, 2021 Third Amended Credit Agreement and the April 7, 2023 Fifth Amended Credit Agreement, respectively. As of December 31, 2023 and 2022, $0.1 million and $0.1 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2023, 2022 and 2021 was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Credit facility interest expense	$7,139	$4,484	$2,842
Undrawn commitment fees	241	240	250
Administrative fees	65	67	65
Amortization of deferred financing costs	541	857	1,620
Total	$7,986	$5,648	$4,777
Weighted average interest rate	7.13%	3.76%	2.43%
Average outstanding balance	$98,800	$117,768	$115,250

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

We had no outstanding Repurchase Obligations as December 31, 2023 and 2022. Interest expense incurred under these Repurchase Transactions was $5.9 million, $1.6 million, and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

We had the following unfunded commitments and unrealized losses by investment as of December 31, 2023 and 2022 (dollar amounts in thousands):

		December 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Pace Industries, Inc.	June 2025	$3,671	$158	$2,086	$—
Retail & Animal Intermediate, LLC	November 2025	2,242	2,241	4,981	—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Total		$10,834	$2,399	$11,988	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2023 and 2022, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2023, 98.2% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to nine months. At December 31, 2023, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our December 31, 2023 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$8,502	$2,344	$6,158
Up 200 basis points	5,668	1,562	4,106
Up 100 basis points	2,834	781	2,053
Down 100 basis points	(2,834)	(781)	(2,053)
Down 200 basis points	(5,668)	(1,562)	(4,106)
Down 300 basis points	(8,502)	(2,344)	(6,158)

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

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

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the twelve months ended December 31, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 28, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director
(Principal Executive Officer)

Date: March 28, 2024	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 28, 2024	By:	/s/ William Cobb
William Cobb
Director

Date: March 28, 2024	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: March 28, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, the results of its operations, changes in members’ capital and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $371,795,690 as of December 31, 2023.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•
We obtained an understanding of the techniques, valuation models, internal assumptions, and weighting for the unobservable inputs used to derive the pricing information as part of the procedures to test the fair value estimates.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.
•
We utilized fair value specialists to assist in validating the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and to test the valuation by developing an independent expectation. We also assessed the reasonableness of the internal assumptions used in the valuation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

Los Angeles, California

March 28, 2024

We have served as the Company’s auditor since 2014.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2023

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(2)(3)	08/14/20	Term Loan - 14.15% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	5.2%	$28,354,729	08/14/25	$27,414,761	$19,054,378
	Retail & Animal Intermediate, LLC(3)	07/29/22	Delayed Draw Priming Term Loan - 20.00% inc PIK (20.00%, Fixed Coupon, all PIK)	0.0%	2,816,305	11/14/25	2,816,305	—
				5.2%			30,231,066	19,054,378
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 13.46% (SOFR + 8.00%, 1.25% Floor)	2.4%	8,808,264	12/29/26	8,788,376	8,808,264
				2.4%			8,788,376	8,808,264
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 17.46% inc PIK (SOFR + 12.00%, 1.25% Floor, 6.00% PIK)	1.8%	6,696,255	02/24/25	6,696,255	6,696,255
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 21.46% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	0.8%	1,750,883	02/24/25	1,750,883	2,940,257
				2.6%			8,447,138	9,636,512
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 13.46% (SOFR + 8.00%, 1.50% Floor)	3.8%	14,018,452	12/31/26	14,018,421	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.4%	5,020,439	12/31/26	5,020,439	5,020,439
				5.2%			19,038,860	19,038,891
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 13.96% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	26.8%	98,278,214	11/12/25	98,230,450	98,278,214
				26.8%			98,230,450	98,278,214
Metals & Mining
	Pace Industries, Inc.(2) (4)	06/01/20	HoldCo Term Loan - 7.53% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	0.0%	95,788,448	06/01/40	78,137,869	—
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 13.78% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	17.2%	65,816,181	06/01/25	65,803,789	62,986,086
	Pace Industries, Inc.(4)	10/07/22	Revolver - 13.81% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	4.1%	15,746,858	06/01/25	15,746,858	15,069,743
				21.3%			159,688,516	78,055,829
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 13.92% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	11.9%	43,900,104	01/31/25	43,900,103	43,505,002
				11.9%			43,900,103	43,505,002
	Total Debt Investments			75.4%			368,324,509	276,377,090

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)(5)(7)	Class A Preferred Stock	4.2%	806,264	$8,062,637	$15,399,637
	SSI Parent, LLC (fka School Specialty, Inc.)(4)(5)(7)	Class B Preferred Stock	1.3%	359,474	356,635	4,888,847
	SSI Parent, LLC (fka School Specialty, Inc.)(4)(5)(7)	Common Stock	8.7%	80,700	53,889	31,928,148
			14.2%		8,473,161	52,216,632
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(7)	Class A Units	5.3%	5,475,885	5,133,708	19,487,032
	RT Holdings Parent, LLC(2)(4)(7)	Warrant, expires 12/21/27	0.9%	912,647	—	3,247,928
	RT Holdings Parent, LLC(2)(4)(7)	Class P-1 Units	0.1%	105,624	133,086	376,000
	RT Holdings Parent, LLC(2)(4)(7)	Class P-2 Units	0.0%	53,104	66,914	110,000
			6.3%		5,333,708	23,220,960
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class A Preferred Units	5.4%	9,297,990	9,187,902	19,981,009
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class D Preferred Units	0.0%	2,900,000	—	—
			5.4%		9,187,902	19,981,009
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(6)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(6)	Preferred membership Interests	19.0%	66,880	66,880,000	69,780,704
			19.0%		66,880,000	69,780,704
Metals & Mining
	Pace Industries, Inc.(2)(4)(7)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.2%	1,766,327	6,481,788	618,214
			0.2%		6,481,788	618,214
	Total Equity Investments		45.1%		98,467,081	165,817,519
	Total Debt & Equity Investments(8)		120.5%		466,791,590	442,194,609
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.30%		0.6%	2,372,278	2,372,278	2,372,278
	Total Cash Equivalents		0.6%		2,372,278	2,372,278
	Short-term Investments
	U.S. Treasury Bill, Yield 5.26%		134.1%	500,000,000	491,965,556	491,965,556
	Total Short-term Investments		134.1%		491,965,556	491,965,556
	Total Investments (255.4%)				$961,129,424	$936,532,443
	Net unrealized depreciation on unfunded commitments (-0.7%)					(2,399,435)
	Liabilities in Excess of Other Assets (-154.7%)					(567,393,553)
	Net Assets (100.0%)					$366,739,455

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.
(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and 2023 along with transactions during the year ended December 31, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$(1,572,727)	$1,572,727	$—	$—
Animal Supply Company, LLC Term Loan - 9.50%	22,624,644	2,742,303	—	—	(6,312,569)	19,054,378	2,748,900
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,604,562	1,072	—	(1,928,556)	(677,078)	—	—
PNI Litigation Trust (fka Guardia) Preferred Equity	—	—	—	(115,715)	115,715	—	—
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan	—	2,816,304	—	—	(2,816,304)	—	312,939
Retail and Animal Intermediate Subordinated Loan - 7.00%	—	—	—	(23,151,201)	23,151,201	—	—
Total Non-Controlled Affiliated Investments	$25,229,206	$5,559,679	$—	$(26,768,199)	$15,033,692	$19,054,378	$3,061,839

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and 2023 along with transactions during the year ended December 31, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$4,316,274	$704,165	$—	$—	$—	$5,020,439	$773,261
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	532	(1,107,870)	—	(662)	14,018,452	2,083,627
Cedar Ultilate Parent, LLC Class A Preferred Unit	11,753,031	—	—	—	8,227,978	19,981,009	—
Cedar Ultilate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultilate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	31,455,178	—	—	—	(31,455,178)	—	17,031
Pace Industries, Inc. Term Loan - 9.75%	57,579,326	8,245,605	—	—	(2,838,845)	62,986,086	8,439,162
Pace Industries, LLC Revolver Opco	8,616,757	7,130,100	—	—	(677,114)	15,069,743	1,831,440
RT Holdings Parent, LLC Class A Unit	19,103,720	—	—	—	383,312	19,487,032	—
RT Holdings Parent, LLC Warrant	3,184,225	—	—	—	63,703	3,247,928	—
Ruby Tuesday Operations, LLC Term Loan	6,715,899	999,628	(1,019,272)	—	—	6,696,255	1,327,622
Ruby Tuesday Operations, LLC Incremental Term Loan	—	1,750,882	—	—	1,189,375	2,940,257	318,000
Ruby Tuesday Operations, LLC Revolver - 2.78%	—	—	—	—	—	—	62,186
Ruby Tuesday P-1 Units	368,005	—	—	—	7,995	376,000	—
Ruby Tuesday P-2 Units	106,999	—	—	—	3,001	110,000	—
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	27,419,241	—	—	—	4,508,907	31,928,148	6,196,400
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	13,061,335	—	—	—	2,338,302	15,399,637	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	4,529,373	—	—	—	359,474	4,888,847	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 9.25%	35,383,037	—	(26,467,962)	—	(106,811)	8,808,264	2,351,953
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	84,141,713	—	(18,000,000)	—	3,638,991	69,780,704	2,400,000
Total Controlled Affiliated Investments	$322,860,565	$18,830,912	$(46,595,104)	$—	$(14,357,572)	$280,738,801	$25,800,682

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(5)
Holdings of SSI Parent, LLC (fka School Specialty, Inc.) Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(6)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2023, $69,780,704 or 7.4% of the Company’s total assets were represented by “non-qualifying assets.”
(7)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities was $95,418,601, or 10.2% of the Company’s total assets.
(8)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of December 31, 2023. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $27,282,868 and $81,882,519, respectively, for the period ended December 31, 2023. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/ Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$—	$—	$—	$—
ASC Acquisition Holdings LLC Term Loan - 9.50%	22,248,202	2,473,422	(49,166)	—	(2,047,814)	22,624,644	2,508,518
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,807,357	—	(514,460)	—	311,665	2,604,562	—
PNI Litigation Trust (fka Guardia) Preferred Equity	—	115,715	—	—	(115,715)	—	—
Retail and Animal Intermediate Subordinated Loan - 7.00%	4,247,569	—	—	—	(4,247,569)	—	1,338
Total Non-Controlled Affiliated Investments	$29,303,128	$2,589,137	$(563,626)	$—	$(6,099,433)	$25,229,206	$2,509,855

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

Name of Investment	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2022	Interest/ Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$3,710,871	$605,403	$—	$—	$—	$4,316,274	$613,223
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	696	—	—	(696)	15,126,452	1,806,572
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,255,955	—	—	—	(4,502,924)	11,753,031	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	2,262,000	—	—	—	(2,262,000)	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	73,617,540	—	—	—	(42,162,362)	31,455,178	55,064
Pace Industries, Inc. Term Loan - 9.75%	53,963,182	3,624,893	—	—	(8,749)	57,579,326	5,867,755
Pace Industries, LLC Revolver Opco		8,616,757	—	—	—	8,616,757	38,972
RT Holdings Parent, LLC Class A Unit	20,859,289	—	—	—	(1,755,569)	19,103,720	—
RT Holdings Parent, LLC Warrant	3,476,546	—	—	—	(292,321)	3,184,225	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	8,635,037	469,635	(2,388,773)	—	—	6,715,899	1,623,615
Ruby Tuesday P-1 Units	—	133,087	—	—	234,918	368,005	—
Ruby Tuesday P-2 Units	—	66,914	—	—	40,085	106,999	—
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	—	—	—	—	27,419,241	27,419,241	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	12,093,956	—	—	—	967,379	13,061,335	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	690,190	—	—	—	3,839,183	4,529,373	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 9.25%	35,532,773	46,673	(148,903)	—	(47,506)	35,383,037	3,692,955
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	88,334,811	—	(16,640,000)	—	12,446,902	84,141,713	5,200,000
Total Controlled Affiliated Investments	$334,558,602	$13,564,058	$(19,177,676)	$—	$(6,084,419)	$322,860,565	$18,898,156

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2023

	As of December 31,
	2023	2022
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $148,612 and $180,721, respectively)	$142,401	$167,364
Non-controlled affiliated investments (amortized cost of $30,231 and $51,440, respectively)	19,054	25,229
Controlled affiliated investments (amortized cost of $287,948 and $315,712, respectively)	280,739	322,861
Cash and cash equivalents	2,372	4,223
Short-term investments	491,966	501,075
Interest receivable	2,466	1,665
Deferred financing costs	122	120
Prepaid and other assets	34	52
Total Assets	$939,154	$1,022,589
Liabilities
Payable for short-term investments purchased	$491,966	$501,075
Credit facility payable	77,050	126,250
Unrealized depreciation on unfunded commitments	2,399	—
Interest and credit facility expense payable	571	721
Management fees payable	—	999
Other accrued expenses and other liabilities	429	329
Total Liabilities	572,415	629,374
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,115,045)	(1,112,130)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	474,543	477,458
Accumulated overdistributed earnings	(107,804)	(84,243)
Total Members’ Capital	366,739	393,215
Total Liabilities and Members’ Capital	$939,154	$1,022,589
Net Asset Value Per Unit (accrual base) (Note 11)	$31.38	$32.84

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2023

	For the Year Ended December 31,
	2023	2022	2021
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$21,354	$4,879	$14,802
Interest income paid-in-kind	2,954	16,929	9,919
Other fee income	72	8	98
Non-controlled affiliated investments:
Interest income	270	11	579
Interest income paid-in-kind	2,767	2,474	2,117
Other fee income	25	25	23
Controlled affiliated investments:
Interest income	5,230	8,609	9,664
Interest income paid-in-kind	11,850	4,964	3,326
Dividend income	8,596	5,200	7,200
Other fee income	125	125	104
Total investment income	53,243	43,224	47,832
Expenses
Interest and credit facility expenses	7,986	5,648	4,777
Interest expense on repurchase transactions	5,922	1,566	152
Management fees (Note 4)	4,000	4,015	5,293
Professional fees	717	679	610
Administrative fees	547	629	766
Directors’ fees	320	327	320
Other expenses	174	204	211
Total expenses	19,666	13,068	12,129
Expenses waived by the Adviser	(4,000)	—	—
Net expenses	15,666	13,068	12,129
Net investment income	37,577	30,156	35,703
Net realized and unrealized (loss) gain on investments
Net realized (loss) gain:
Non-controlled/non-affiliated investments	—	—	6,998
Non-controlled affiliated investments	(26,768)	—	(58,826)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	4,747	25,375	12,177
Non-controlled affiliated investments	15,034	(6,099)	51,092
Controlled affiliated investments	(14,358)	(6,084)	56,872
Net realized gain on short-term investments	4,292	63	13
Net realized and unrealized (loss) gain on investments	(17,053)	13,255	68,326
Net increase in Members’ Capital from operations	$20,524	$43,411	$104,029
Basic and diluted:
Income per unit	$1.14	$2.41	$5.17

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

December 31, 2023

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at December 31, 2020	$735,256	$(166,981)	$568,275
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	35,703	35,703
Net realized loss on investments	—	(51,815)	(51,815)
Net change in unrealized appreciation/(depreciation) on investments	—	120,141	120,141
Distributions to Members from:
Distributable earnings	—	(38,000)	(38,000)
Return of capital	(245,000)	—	(245,000)
Total (Decrease) Increase in Members’ Capital for the year ended December 31, 2021	(245,000)	66,029	(178,971)
Tax reclassification of Members' Capital	(168)	168	—
Members’ Capital at December 31, 2021	490,088	(100,784)	389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	30,156	30,156
Net realized gain on investments	—	63	63
Net change in unrealized appreciation/(depreciation) on investments	—	13,192	13,192
Distributions to Members from:
Distributable earnings	—	(26,873)	(26,873)
Return of capital	(12,627)	—	(12,627)
Total (Decrease) Increase in Members’ Capital for the year ended December 31, 2022	(12,627)	16,538	3,911
Tax reclassification of Members' Capital	(3)	3	—
Members’ Capital at December 31, 2022	477,458	(84,243)	393,215
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	37,577	37,577
Net realized loss on investments	—	(22,476)	(22,476)
Net change in unrealized appreciation/(depreciation) on investments	—	5,423	5,423
Distributions to Members from:
Distributable earnings	—	(44,085)	(44,085)
Return of capital	(2,915)	—	(2,915)
Total Decrease in Members’ Capital for the year ended December 31, 2023	(2,915)	(23,561)	(26,476)
Members’ Capital at December 31, 2023	$474,543	$(107,804)	$366,739

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2023

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$20,524	$43,411	$104,029
Adjustments to reconcile the net increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(9,712)	(8,672)	(7,665)
Purchases of short-term investments	(491,966)	(501,075)	(549,930)
Interest income paid in-kind	(17,571)	(24,367)	(15,362)
Proceeds from sales and paydowns of investments	81,883	26,229	241,550
Proceeds from sales of short-term investments	501,075	549,930	599,748
Net realized loss on investments	26,768	—	51,828
Change in net unrealized (appreciation)/depreciation on investments	(5,423)	(13,192)	(120,141)
Amortization of premium and accretion of discount, net	(286)	(126)	(981)
Amortization of deferred financing costs	541	857	1,620
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	(801)	(57)	3,752
(Increase) decrease in prepaid and other assets	18	21	9
Increase (decrease) in payable for short-term investments purchased	(9,109)	(48,855)	(49,818)
Increase (decrease) in interest and credit facility expense payable	(150)	454	(190)
Increase (decrease) in management fees payable	(999)	(56)	(643)
Increase (decrease) in other accrued expenses and liabilities	100	167	(193)
Net cash provided by operating activities	94,892	24,669	257,613
Cash Flows from Financing Activities
Return of capital	(2,915)	(12,627)	(245,000)
Distributions to Members	(44,085)	(26,873)	(38,000)
Deferred financing costs paid	(543)	(478)	(883)
Proceeds from credit facility	2,000	11,000	—
Repayments of credit facility	(51,200)	—	—
Net cash used in financing activities	(96,743)	(28,978)	(283,883)
Net decrease in cash and cash equivalents	(1,851)	(4,309)	(26,270)
Cash and cash equivalents, beginning of period	4,223	8,532	34,802
Cash and cash equivalents, end of period	$2,372	$4,223	$8,532
Supplemental and non-cash financing activities
Interest expense paid	$7,309	$4,020	$2,985

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

As of December 31, 2023, the Company has two wholly-owned subsidiaries - TCW DL VI Funding I, LLC and TCW DL CTH, LLC each a Delaware limited liability company and each designed to hold an equity investment of the Company's.

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

December 31, 2023

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2023, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2023 was $100,875.

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

December 31, 2023

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2023, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2023, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 (1) clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and (2) requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year, with early adoption permitted. On January 1, 2024, the Company adopted ASU 2022-03 and the adoption did not have a material impact on the consolidated financial statements.

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

December 31, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

Investments for which market quotes are not readily available or are not considered reliable are valued at fair value and approved by the Board based on similar instruments, internal assumptions and the weighting of the available pricing inputs.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$276,377	$—	$276,377
Equity	618	—	95,419	—	96,037
Investment Funds & Vehicles (1)	—	—	—	69,781	69,781
Short- term investments	491,966	—	—	—	491,966
Cash equivalents	2,372	—	—	—	2,372
Total	$494,956	$—	$371,796	$69,781	$936,533

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

December 31, 2023

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the years ended December 31, 2023 and 2022:

	Debt	Equity	Total
Balance, January 1, 2023	$349,861	$79,526	$429,387
Purchases, including payments received in-kind	27,283	—	27,283
Sales and paydowns of investments	(63,882)	—	(63,882)
Amortization of premium and accretion of discount, net	286	—	286
Net realized losses	(25,080)	(1,688)	(26,768)
Net change in unrealized appreciation/(depreciation)	(12,091)	17,581	5,490
Balance, December 31, 2023	$276,377	$95,419	$371,796
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2023	$(34,565)	$15,893	$(18,672)

	Debt	Equity	Total
Balance, January 1, 2022	$341,742	$55,638	$397,380
Purchases, including payments received in-kind	32,723	316	33,039
Sales and paydowns of investments	(9,589)	—	(9,589)
Amortization of premium and accretion of discount, net	126	—	126
Net change in unrealized appreciation/(depreciation)	(15,141)	23,572	8,431
Balance, December 31, 2022	$349,861	$79,526	$429,387
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2022	$(15,141)	$23,297	$8,156

The Company did not have any transfers between levels during the years ended December 31, 2023 and 2022.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2023.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$43,506	Income Method	Discount Rate	13.6% to 16.5%	15.1%	Decrease
Debt	$126,124	Market Method	EBITDA Multiple	5.8x to 9.5x	N/A	Increase
Debt	$106,747	Market Method	Revenue Multiple	0.1x to 0.7x	N/A	Increase
Equity	$72,198	Market Method	EBITDA Multiple	5.8x to 8.5x	N/A	Increase
Equity	$23,221	Market Method	Revenue Multiple	0.1x to 0.7x	N/A	Increase

* Weighted based on fair value

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

December 31, 2023

4. Agreements and Related Party Transactions (Continued)

zero. While the Management Fee will accrue from the initial closing date, the Adviser intends to defer payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by the Company’s investments.

For the years ended December 31, 2023, 2022 and 2021, Management Fees incurred amounted to $4,000, $4,015 and $5,293, respectively, of which $0, $999 and $1,055 remained payable at December 31, 2023, 2022 and 2021, respectively.

As described in Note 1, the Company's term was extended from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders. In connection with such extension, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

No Incentive Fees were incurred during years ended December 31, 2023, 2022 and 2021.

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

December 31, 2023

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

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Pace Industries, Inc.	June 2025	$3,671	$158	$2,086	$—
Retail & Animal Intermediate, LLC	November 2025	2,242	2,241	4,981	—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Total		$10,834	$2,399	$11,988	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2023 and 2022, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

6. Members’ Capital

During the years ended December 31, 2023, 2022 and 2021, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Units at beginning of year	18,034,649	20,134,698	20,134,698
Units reduced during the period	—	(2,100,049)	—
Units issued and committed at end of year	18,034,649	18,034,649	20,134,698

For the years ended December 31, 2023, 2022 and 2021, the Company processed $0 deemed distributions and re-contributions.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

7. Credit Facility (Continued)

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2023, the Company was in compliance with such covenants.

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

As of December 31, 2023 and 2022, the Available Commitment under the Amended Credit Agreement was $74,950 and $61,750, respectively.

As of December 31, 2023 and 2022, the amounts outstanding under the Credit Facility were $77,050 and $126,250, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2023 and 2022, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. The Company incurred financing costs of $883 and $456 in connection with the April 6, 2021 Third Amended Credit Agreement and the April 7, 2023 Fifth Amended Credit Agreement, respectively. As of December 31, 2023 and 2022, $122 and $120, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

7. Credit Facility (Continued)

The summary information regarding the Credit Facility for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Credit facility interest expense	$7,139	$4,484	$2,842
Undrawn commitment fees	241	240	250
Administrative fees	65	67	65
Amortization of deferred financing costs	541	857	1,620
Total	$7,986	$5,648	$4,777
Weighted average interest rate	7.13%	3.76%	2.43%
Average outstanding balance	$98,800	$117,768	$115,250

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

The Company has no outstanding Repurchase Obligations as December 31, 2023 and 2022. Interest expense incurred under these Repurchase Transactions was $5,922, $1,566, and $152 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

As of December 31, 2023, 2022 and 2021, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Cost of investments for federal income tax purposes	$983,943	$1,051,514	$1,088,923
Unrealized appreciation	$76,582	$57,357	$37,008
Unrealized depreciation	$(123,992)	$(88,118)	$(80,537)
Net unrealized depreciation on investments	$(47,410)	$(30,761)	$(43,529)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

9. Income Taxes (Continued)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2023, 2022 and 2021. These differences result primarily from net operating losses, differences in accounting for partnership interests, and amendment fees reclassified as capital gains.

	For the Year Ended December 31,
	2023	2022	2021
Common Unitholders tax reclassification	$—	$(3)	$(168)
Undistributed net investment (loss) income	$6,552	$(3,239)	$2,341
Accumulated net realized gain (loss)	$(6,552)	$3,242	$(2,173)

The tax character of shareholder distributions attributable to the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Year Ended December 31,
	2023	2022	2021
Ordinary income	$44,085	$26,873	$38,000
Return of capital	$2,915	$12,627	$245,000

The tax components of distributable earnings on a tax basis for years ended December 31, 2023, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Net tax appreciation (depreciation)	$(49,810)	$(30,761)	$(43,667)
Capital loss carryover	$(57,757)	$(53,201)	$(56,792)
Other cumulative effect of timing differences	$(236)	$(281)	$—

As of December 31, 2023, the Company had a short-term capital loss carryforward of $0 and a long-term capital loss carryforward of $57,757 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits at December 31, 2023 or 2022, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

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

Our investment in TCW Strategic Ventures as of December 31, 2023 exceeded the threshold in at least one of the Rule 3-09 tests. Accordingly, we are attaching the audited financial statements of TCW Strategic Ventures to this Form 10-K. As of December 31, 2023, our investment in Pace Industries, Inc. exceeded the threshold in at least one of the Rule 4-08(g) tests. As of December 31, 2022, our investments in Pace Industries and SSI Parent, LLC (fka School Specialty, Inc.) exceeded the threshold in at least one of the Rule 4-08(g) tests. Included below is the summarized financial information for Pace Industries, Inc. and SSI Parent, LLC (fka School Specialty, Inc.):

	As of December 31,
	2023	2022
Selected Balance Sheet Information - Pace Industries, Inc.
Total assets	$388,832	$452,200
Total liabilities	633,417	605,728
Equity	(244,585)	(153,528)

	As of December 30,	As of December 31,
	2023(1)	2022(1)
Selected Balance Sheet Information - SSI Parent, LLC (fka School Specialty, Inc.)
Total assets	$268,744	$284,445
Total liabilities	115,154	245,465
Equity	153,590	38,980

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,
	2023	2022	2021
Selected Income Statement Information - Pace Industries, Inc.
Total revenue	$556,108	$657,261	$579,995
Net loss	(95,542)	(113,346)	(25,788)

	For the Twelve Months Ended December 30,	For The Twelve Months Ended December 31,	For The Twelve Months Ended December 25,
	2023(1)	2022(1)(2)	2021(1)
Selected Income Statement Information - SSI Parent, LLC (fka School Specialty, Inc.)
Total revenue	$697,677	$690,847	$615,759
Net income	171,528	27,368	10,569

(1) The fiscal year of SSI Parent, LLC (fka School Specialty, Inc) ends on the last Saturday in December each year.

(2) Total revenue for the twelve months ended December 31, 2022 has been updated to reflect the retrospective application of SSI Parent, LLC's (fka School Specialty, Inc) discontinued operations.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

11. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2023, 2022, 2021, 2020 and 2019 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Year Ended December 31,
	2023(1)	2022(1)	2021(1)	2020(1)	2019(1)
Net Asset Value Per Unit (accrual base), Beginning of Year	$32.84	$39.65	$48.54	$63.74	$65.69
Adjustment due to reduction of undrawn commitments(2)	—	(7.02)	—	—	—
Income from Investment Operations:
Net investment income	2.08	1.67	1.78	4.00	7.34
Net realized and unrealized (loss) gain	(0.94)	0.74	3.39	(3.72)	(2.89)
Total from investment operations	1.14	2.41	5.17	0.28	4.45
Less Distributions:
From net investment income	(2.44)	(1.49)	(1.89)	(3.74)	(6.20)
Return of capital	(0.16)	(0.71)	(12.17)	(11.74)	(0.20)
Total distributions(3)	(2.60)	(2.20)	(14.06)	(15.48)	(6.40)
Net Asset Value Per Unit (accrual base), End of Year	$31.38	$32.84	$39.65	$48.54	$63.74
Common Unitholder Total Return(4)	6.41%	13.30%	20.66%	0.78%	10.83%
Common Unitholder IRR(5)	8.33%	8.46%	8.30%	7.24%	8.18%
Ratios and Supplemental Data
Members’ Capital, end of year	$366,739	$393,215	$389,304	$568,275	$874,228
Units outstanding, end of year	18,034,649	18,034,649	20,134,698	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	5.02%	3.33%	2.38%	3.10%	3.42%
Expenses waived by Investment Adviser	(1.02%)	— %	— %	— %	— %
Ratio of net expenses to average net assets	4.00%	3.33%	2.38%	3.10%	3.42%
Ratio of financing cost to average net assets	2.04%	1.44%	0.94%	1.68%	2.11%
Ratio of net investment income before expense waiver to average net assets	8.58%	7.67%	7.02%	11.38%	17.23%
Ratio of net investment income to average net assets	9.60%	7.67%	7.02%	11.38%	17.23%
Credit facility payable	$77,050	$126,250	$115,250	$115,250	$364,065
Asset coverage ratio	5.76	4.11	4.38	5.93	3.40
Portfolio turnover rate	2.01%	1.71%	1.29%	14.68%	5.12%

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2023

11. Financial Highlights (Continued)

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2023, 2022, 2021, 2020 and 2019.
(2)
NAV per unit was adjusted due to the reduction in undrawn commitments that occurred during the period. Refer to Note 1.
(3)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(4)
The Total Return for the years ended December 31, 2023, 2022, 2021, 2020, and 2019 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(5)
The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 8.33% through December 31, 2023. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 2, 2024, the Company entered into a Repurchase Transaction with Barclay's which settled on January 25, 2024 in the amount of $491,875.