Form 10-K/A
period 2023-12-31
TCW Direct Lending LLC
filed 2024-04-29
CIK 1603480

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

The number of the Registrant’s common units outstanding at April 29, 2024 was 18,034,649.

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

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America

EXPLANATORY NOTE

TCW Direct Lending LLC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), filed with the Securities and Exchange Commission on March 28, 2024 (the “Original Filing”).

The Company is filing this Amendment No. 1 to include the information required by Items 10 through 14 of Part III of Form 10-K, This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2023. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2023.

Except as set forth in this Amendment, no other changes have been made to the Form 10-K.

i

TCW DIRECT LENDING LLC

FORM 10-K/A FOR THE YEAR ENDED December 31, 2023

SIGNATURES

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

Board of Directors

The Company’s board of directors will have ultimate authority over the operations of the Company, but will delegate the authority to manage the Company’s assets to the Adviser. The Company’s board of directors currently consists of four members. Three members of the board of directors are Independent Directors and qualify as “independent directors” within the definition set forth in Rule 5605(a)(2) of the NASDAQ Stock Market Rules.

Pursuant to the Company’s Second Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”), the board is divided into three classes: Class I, Class II and Class III. The terms of office of the present Directors in each class expire at the annual meeting in the year indicated and when their respective successors are duly elected and qualified: Class I, 2024; and Class II, 2025; and Class III, 2026. Directors elected to succeed those whose terms are expiring will be identified as being of that same class and will be elected until the third annual meeting after their election and until their successors are duly elected and qualified.

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

Directors

The following table provides information concerning each of the Directors:

Name, Address and Year of Birth	Position(s) Held with Company, Length of Time Served and Term of Office	Principal Occupation(s) During Past 5 Years	Number of Portfolios in Fund Complex(1) Overseen by Director	Other Directorships Held by Director During Past Five Years
Class I Director – Term Expires at the 2024 Annual Meeting of Members

Richard T. Miller* (born 1962)	President and Director since June 2014	Group Managing Director, Head of Direct Lending of TCW (since 2012).	4	None.
Class II Directors – Term Expires at the 2025 Annual Meeting of Members

William Cobb (born 1947)	Director since June 2014	Presently retired.	1	Director and Audit Committee Member–Glenmede Mutual Funds.

Donald M. Mykrantz (born 1960)	Director since June 2014	Presently retired. Previously, Chief Executive Officer and Chairman of The Jeffrey Company (from September 2012 until June 2022) and Chief Executive Officer and Chairman of Jeffrey Fiduciary Company (from September 2020 until June 2022). President and managing member of Katahdin Asset Management LLC (June 2011 to August 2020).	1	Director of The Jeffrey Company.

Class III Director – Term Expires at the 2026 Annual Meeting of Members

David R. Adler (born 1964)	Director since June 2014	Chief Executive Officer of Adler Asset Management, LLC.	2	None.

(1) “Fund Complex” is defined to include registered investment companies that hold themselves out to investors as related companies for purposes of investment and investor services, or registered investment companies advised by the Company’s investment adviser, TCW Asset Management Company LLC (the “Adviser”), or that have an investment adviser that is an affiliated person of the Adviser. As a result, the Fund Complex includes the Company, TCW Direct Lending VII LLC, TCW Direct Lending VIII LLC, TCW Star Direct Lending LLC, the TCW Funds, the TCW Strategic Income Fund and the Metropolitan West Funds.

* Designates individuals who are “interested persons” of the Company, as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), because of affiliations with the Adviser.

Additional Information Regarding the Board and its Committees

Biographical Information

Independent Directors

David R. Adler

Mr. Adler is Chief Executive Officer of Adler Asset Management, LLC, a registered investment adviser. From March 2017 to March 2018, he was a private investor. From March 2014 to March 2017, Mr. Adler was Executive Vice President, Corporate Development, at CBRE, Inc., a commercial real estate services firm. Previously, he spent over twenty-four years in Investment Banking including most recently as a Managing Director at BofA Merrill Lynch in the Financial Institutions Investment Banking Group. Prior to that, he was a Managing Director at J.P. Morgan Securities Inc. in the Mergers & Acquisitions Group. Mr. Adler received an M.B.A. in Finance from the University of Chicago Graduate School of Business and a B.A. in Economics from the University of Chicago. He is also a member of the Board of Directors of TCW Direct Lending VII LLC.

William Cobb, CFA

Mr. Cobb was Executive Vice President and Chief Investment Officer of The Church Pension Fund, the defined benefit retirement plan for the clergy of the Episcopal Church. He held this position from 1999 through the time of his retirement from this position at the end of June 2014. Previously, Mr. Cobb spent almost 15 years at J.P. Morgan Investment Management, where he was a Vice Chairman responsible for North American business activities and served as a member of the global management committee. He also served as a Managing Director responsible for the U.S. Equity and Balanced Account Group. He began his career at J.P. Morgan as a research analyst and portfolio manager. He currently serves as a trustee and audit committee member of Glenmede Mutual Funds. Mr. Cobb earned an M.B.A. from the University of Chicago and a B.S. from Northwestern University. He is a Chartered Financial Analyst.

Donald M. Mykrantz, CFA

Mr. Mykrantz served as Chairman and Chief Executive Officer of The Jeffrey Company, a privately-held investment management firm from 2012 until his retirement in June 2022. He joined The Jeffrey Company in 2011 as President and Chief Investment Officer. In addition, he was Chief Executive Officer and Chairman of Jeffrey Fiduciary Company, an unlicensed Ohio private trust company which provides investment management services to The Jeffrey Company, until his retirement in June 2022. Prior to joining The Jeffrey Company, Mr. Mykrantz was Senior Vice President and head of fixed income with MFS Investments. He worked at MFS Investments for 12 years while serving in a number of capacities, including head of global trading and as a member of the investment management committee. During his nearly 40 year career in capital markets and investment management, Mr. Mykrantz has held senior positions at BancBoston Securities, Baring Asset Management, Morgan Stanley Asset Management and Salomon Brothers. Mr. Mykrantz holds a B.A. in economics from Williams College and is a Chartered Financial Analyst.

Interested Director

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

Information about Each Director’s Qualification, Experience, Attributes or Skills

The Board believes that each of the Directors has the qualifications, experience, attributes and skills (“Director Attributes”) appropriate to serve as a Director of the Company, in light of the Company’s business and structure. Certain of these business and/or professional experiences are set forth in detail in the table and biographical information above. The Directors have substantial board experience or other professional experience and have demonstrated a commitment to discharging their oversight responsibilities as Directors. The Board annually conducts a “self-assessment” wherein the performance of the Board and the Audit Committee are reviewed.

In addition to the information provided in the table above, below is certain additional information regarding each Director and certain of their Director Attributes. Although the information provided herein is not all-inclusive, the information describes some of the specific experiences, qualifications, attributes or skills that each Director possesses to demonstrate that the Directors have the appropriate Director Attributes to serve effectively as Directors of the Company. Many Director Attributes involve intangible elements, such as intelligence, integrity and work ethic, the ability to work together, the ability to communicate effectively, the ability to exercise judgment and ask incisive questions, and commitment to unitholder interests. In conducting its self-assessment, the Board determines whether the Directors have the appropriate Director Attributes and experience to serve effectively as Directors of the Company.

Board Leadership Structure

The Company’s business and affairs are managed under the direction of its Board, including the responsibilities performed for the Company pursuant to the Company’s Advisory Agreement with the Adviser (the “Advisory Agreement”). Among other things, the Board sets broad policies for the Company, approves the appointment of the Company’s investment adviser, administrator and officers, and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm. The role of the Board and of any individual director is one of oversight, and not of management, of the day-to-day affairs of the Company.

The Board currently consists of four Directors, three of whom are Independent Directors. As part of each regular Board meeting, the Independent Directors meet separately from management. The Board reviews its leadership structure periodically as part of its annual self-assessment process and believes that its structure is appropriate to enable the Board to exercise its oversight of the Company.

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

Committees of the Board of Directors

Pursuant to the LLC Agreement, the Board has established an Audit Committee. The Board has also established a Special Transactions Committee. The Board has the authority to form additional committees of the Board from time to time to the extent that it determines that it is appropriate to do so.

Audit Committee

The Company has a standing Audit Committee, which currently consists of Messrs. Adler, Cobb, and Mykrantz, all of whom are Independent Directors. The principal functions of the Audit Committee are to select, engage and discharge the Company’s independent registered public accounting firm, review the plans, scope and results of the audit engagement with the Company’s independent registered public accounting firm, approve professional services provided by the Company’s independent registered public accounting firm (including compensation therefor), review the independence of the Company’s independent registered public accounting firm, review the adequacy of the Company’s internal control over financial reporting, establish guidelines and make recommendations to the Board regarding the valuation of the Company’s loans and investments, and take any other actions consistent with the Audit Committee charter or as may be authorized by the Board. Mr. Adler serves as Chairman of the Audit Committee, and has been designated as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

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

Board of Director and Committee Meetings Held

The following table shows the number of Board and committee meetings held for the Company, and the number of times the Board and each committee acted by written consent, during the fiscal year ended December 31, 2023:

	Meetings Held	Actions by Written Consent
Board of Directors	5	2
Audit Committee	4	0
Special Transactions Committee	0	1

All Directors attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which they served. The Company does not currently have a policy with respect to Board member attendance at annual meetings.

Executive Officers of the Company

The officers of the Company are appointed and elected by the Board either at its annual meeting or at any subsequent regular or special meeting of the Board. The Board of the Company has elected three officers to hold office at the discretion of the Board until their successors are duly elected and qualified or until her or his resignation or removal. Except where dates of service are noted, all officers listed below served the Company as such throughout the fiscal year ended December 31, 2023. The following table sets forth information concerning each officer of the Company as of the date hereof:

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

Code of Ethics

The Company has adopted the code of ethics of the Adviser (the “Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. The Code of Ethics generally contains restrictions on investments by the Company’s employees in securities that may be purchased or held by the Company. This information will be available on the SEC’s website at www.sec.gov. You may also obtain copies of the Code of Ethics by written request addressed to the following: Investor Relations, TCW Asset Management Company LLC, 515 S. Flower Street, Los Angeles, California 90071.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Directors and executive officers, and any persons holding more than 10% of the Company’s common units, are required to report their beneficial ownership in the Company’s securities and any changes therein to the SEC and to the Company. We are required to report herein any failure to file such reports by applicable due dates for filings. Based on the Company’s review of any Forms 3, 4 and 5 filed by such persons, the Company believes that, during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business, including such services provided by the Company’s executive officers, are provided by individuals who are employees of the Adviser, pursuant to the terms of the Advisory Agreement. Therefore, the Company’s day-to-day investment operations are managed by the Adviser, and most of the services necessary for the origination and administration of the Company’s investment portfolio are provided by investment professionals employed by the Adviser. None of the Company’s executive officers receive direct compensation from the Company. Subject to the cap described below in Item 13 under the heading The Advisor - Organizational and Operating Expenses, under the Administration Agreement with the Adviser (the “Administration Agreement”), the Company reimburses the Company’s Administrator, TCW Asset Management Company LLC (the “Administrator”) for expenses incurred by it on the Company’s behalf in performing its obligations under the Administration Agreement. Certain of the Company’s executive officers, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Advisory Agreement. The Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

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

The following table sets forth the compensation paid by the Company, during the fiscal year ended December 31, 2023, to the Independent Directors. No compensation is paid to Directors who are “interested persons” of the Company. The Company has no retirement or pension plans or any compensation plans under which the Company’s equity securities were authorized for issuance.

Name of Independent Director	Fees Earned or Paid in Cash (Total Compensation)
David R. Adler	$ 116,500
William Cobb	$ 101,500
Donald M. Mykrantz	$ 101,500

Unit Ownership

The following table sets forth the aggregate dollar range of equity securities owned by each Director of the Company and of all funds overseen by each Director in the Fund Complex. The cost of each Director’s investment in the Fund Complex may vary from the current dollar range of equity securities shown below, which is calculated on an appraised value basis as of December 31, 2023. The information as to beneficial ownership is based on statements furnished to the Company by each Director.

Name of Director	Dollar Range of Equity Securities Held in the Company	Aggregate Dollar Range of Equity Securities Held in Fund Complex
Interested Directors
Richard T. Miller	Over $100,000	Over $100,000

Independent Directors
David R. Adler	Over $100,000	Over $100,000
William Cobb	Over $100,000	Over $100,000
Donald M. Mykrantz	Over $100,000	Over $100,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following sets forth, as of April 29, 2024, the beneficial ownership of Company units by directors, officers and persons owning beneficially 5% or more of the units of the Company:

Name and Address	Amount of Units Beneficially Owned and Nature of Ownership[1]	Percentage of Class Owned[1]
Independent Directors
David R. Adler	1,791	*
William Cobb	2,239	*
Donald M. Mykrantz	4,479	*

Interested Directors
Richard T. Miller	44,785	*

Officers
Andrew Kim	0	*
Gladys Xiques	0	*

Other Beneficial Owners
GIC Private Limited 168 Robinson Road#37-01 Capital Tower Singapore 068912	3,582,800 (2)	19.87%

President and Fellows of Harvard College
c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210	1,343,550	7.45%

Division of Investment, Department of Treasury, State of New Jersey
50 WestState Street, 9th floor
PO Box 290 Trenton, NJ 08625-0290	1,343,550	7.45%

* Less than 1%

(1) The number of units are those beneficially owned as determined under the rules of the SEC, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any units as to which a person has sole or shared voting power or investment power and any units which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. The percentages used herein are calculated based upon 18,034,649 common units outstanding, which reflects the number of common units issued and outstanding as of the April 29, 2024.

(2) GIC Private Limited is a global investment management company that manages the investments of Celui Investments Pte. Ltd. (“Celui”) and EuthaliaPte. Ltd. (“Euthalia”). The principal businessof Celui and Euthalia is to undertakeand transact all kinds of investment business. Celui and Euthalia are managed and controlled by GIC, and as such, pursuant to Section 13(d) of the Exchange Act and the rules promulgated thereunder, GIC may be deemed to beneficially own all of the units of the Company beneficially owned by Celui and Euthalia. Celui is the direct owner of 2,687,100 units (14.9%) of the Company and shares the power to vote and the power to dispose of all such units with GIC. Euthalia is the direct owner of 895,700 units (5%) of the Company and shares the power to vote and the power to dispose of all such units with GIC. The address of Celui and Euthalia is 168 RobinsonRoad #37-01 Capital Tower Singapore 068912.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. and, together with its affiliated companies, manages or has committed to manage approximately $210 billion of assets. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

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

Under the Advisory Agreement, the Adviser receives a management fee (which has been waived commencing 2023) and an incentive fee from the Company as described below.

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

Management Fee

Under the Advisory Agreement, the Company agreed to pay to the Adviser,quarterly in advance,a management fee (the “Management Fee”) calculated as follows: (i) for the period startingSeptember 19, 2014 (the “InitialClosing Date”) and ending on the earlierof (a) the last day of the calendar quarterduring which the Commitment Period(defined below) ends or (b) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e.,1.50% per annum)of the aggregate capital commitments of the Companyas of March 19, 2015 (the “FinalClosing Date”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the Initial Closing Date), 0.1875% (i.e., 0.75% per annum) of the cost (including leverage) of portfolio investments that have not been sold, distributed to the unitholders, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolioinvestment) as of the first day of such calendarquarter. Under the Advisory Agreement, the Management Fee in respect of the Closing Period (i.e., the period commencing on the Initial Closing Date and ending on the Final Closing Date) was calculated as if all capital commitments were made on the InitialClosing Date, regardless of when a unitholder’s units were actually issued. The “Commitment Period” of the Company began on the Initial Closing Date and ended on September 19, 2017.

The total Management Fee earned by the Adviser for 2023 was $0, since the Adviser has previously agreed to waive the Management Fee for all periods from and after December 31, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Deloitte for professional services performed for the Company’s fiscal year ended December 31, 2023 and fiscal year ended December 31, 2022.

Fiscal Year/Period	Audit Fees	Audit-Related Fees(1)	Tax Fees(2)	All Other Fees(3)
2023	$337,400	$ ––	$ ––	$ ––
2022	$337,400	$ ––	$ ––	$ ––

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

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services to the Company’s service providers, including the Adviser and its affiliates, if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above, for which fees were incurred by the Company for the fiscal years ended December 31, 2023 and 2022, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K filed on March 28, 2024).

31.1

Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the registrant's Annual Report on Form 10-K filed on March 28, 2024).

31.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the registrant's Annual Report on Form 10-K filed on March 28, 2024).

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

TCW DIRECT LENDING LLC

Date: April 29, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer (Principal Financial Officer)