Form 10-Q
period 2024-03-31
TCW Direct Lending LLC
filed 2024-05-10
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 10, 2024 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2024

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(2)(3)	08/14/20	Term Loan - 14.10% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	4.9%	$29,368,590	08/14/25	$27,625,723	$17,797,366
	Retail & Animal Intermediate, LLC(3)	07/29/22	Delayed Draw Priming Term Loan - 20.00% inc PIK (20.00%, Fixed Coupon, all PIK)	0.0%	2,961,093	11/14/25	2,816,305	—
				4.9%			30,442,028	17,797,366
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 13.44% (SOFR + 8.00%, 1.25% Floor)	2.4%	8,622,686	12/29/26	8,606,060	8,622,686
				2.4%			8,606,060	8,622,686
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 17.34% inc PIK (SOFR + 12.00%, 1.25% Floor, 6.00% PIK)	1.9%	6,798,326	02/24/25	6,798,326	6,798,326
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 21.44% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	0.8%	1,847,537	02/24/25	1,847,537	2,928,001
				2.7%			8,645,863	9,726,327
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 13.43% (SOFR + 8.00%, 1.50% Floor)	3.9%	14,018,452	12/31/26	14,018,421	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.4%	5,213,211	12/31/26	5,213,211	5,213,211
				5.3%			19,231,632	19,231,663
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 13.93% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	28.0%	101,742,840	11/12/25	101,701,459	101,539,355
	H-D Advanced Manufacturing Company	01/27/21	Revolver - 13.92% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	0.7%	2,550,000	11/12/25	2,550,000	2,544,900
				28.7%			104,251,459	104,084,255
Metals & Mining
	Pace Industries, Inc.(2) (4)	06/01/20	HoldCo Term Loan - 7.48% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	0.0%	97,610,789	06/01/40	78,137,869	—
	Pace Industries, Inc.(4)	06/01/20	Term Loan - 13.73% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	18.3%	68,108,115	06/01/25	68,097,904	66,269,196
	Pace Industries, Inc.(4)	10/07/22	Revolver - 13.73% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	4.5%	16,615,480	06/01/25	16,615,480	16,166,862
				22.8%			162,851,253	82,436,058
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 13.86% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	11.8%	43,919,126	01/31/26	43,919,193	42,952,904
				11.8%			43,919,193	42,952,904
	Total Debt Investments			78.6%			377,947,488	284,851,259

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)(5)(7)	Class A Preferred Stock	4.2%	806,264	$8,062,637	$15,399,637
	SSI Parent, LLC (fka School Specialty, Inc.)(4)(5)(7)	Class B Preferred Stock	1.3%	359,474	356,635	4,888,847
	SSI Parent, LLC (fka School Specialty, Inc.)(4)(5)(7)	Common Stock	7.9%	80,700	53,889	28,612,992
			13.4%		8,473,161	48,901,476
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(7)	Class A Units	5.3%	5,475,885	5,133,708	19,186,953
	RT Holdings Parent, LLC(2)(4)(7)	Warrant, expires 2/24/25	0.9%	912,647	—	3,198,098
	RT Holdings Parent, LLC(2)(4)(7)	Class P-1 Units	0.1%	105,624	133,086	370,001
	RT Holdings Parent, LLC(2)(4)(7)	Class P-2 Units	0.0%	53,104	66,914	106,999
			6.3%		5,333,708	22,862,051
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class A Preferred Units	4.5%	9,297,990	9,187,902	16,169,019
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class D Preferred Units	0.0%	2,900,000	—	—
			4.5%		9,187,902	16,169,019
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(6)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(6)	Preferred membership Interests	17.9%	65,800	65,800,000	64,864,642
			17.9%		65,800,000	64,864,642
Metals & Mining
	Pace Industries, Inc.(2)(4)(7)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.3%	1,766,327	6,481,788	1,059,796
			0.3%		6,481,788	1,059,796
	Total Equity Investments		42.4%		97,387,081	153,856,984
	Total Debt & Equity Investments(8)		121.0%		475,334,569	438,708,243
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.24%		0.6%	2,308,824	2,308,824	2,308,824
	Total Cash Equivalents		0.6%		2,308,824	2,308,824
	Short-term Investments
	U.S. Treasury Bill, Yield 5.24%		129.1%	475,000,000	468,298,938	468,298,938
	Total Short-term Investments		129.1%		468,298,938	468,298,938
	Total Investments (250.7%)				$945,942,331	$909,316,005
	Net unrealized depreciation on unfunded commitments (-0.6%)					(2,350,027)
	Liabilities in Excess of Other Assets (-150.0%)					(544,213,705)
	Net Assets (100.0%)					$362,752,273

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2024

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and March 31, 2024 along with transactions during the period ended March 31, 2024 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2024	Interest/Dividend/ Other income
Animal Supply Holdings LLC Term Loan - 8.5%	$19,054,378	$210,963	$—	$—	$(1,467,975)	$17,797,366	$206,268
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan	—	—	—	—	—	—	—
Total Non-Controlled Affiliated Investments	$19,054,378	$210,963	$—	$—	$(1,467,975)	$17,797,366	$206,268

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2024

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and March 31, 2024 along with transactions during the period ended March 31, 2024 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2024	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,020,439	$192,772	$—	$—	$—	$5,213,211	$195,262
Cedar Electronics Holdings, Corp Term Loan - 9.50%	14,018,452	—	—	—	—	14,018,452	536,205
Cedar Ultimate Parent, LLC Class A Preferred Unit	19,981,009	—	—	—	(3,811,990)	16,169,019	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 9.75%	62,986,086	2,294,115	—	—	988,995	66,269,196	2,314,466
Pace Industries, LLC Revolver Opco	15,069,743	868,623	—	—	228,496	16,166,862	575,066
RT Holdings Parent, LLC Class A Unit	19,487,032	—	—	—	(300,079)	19,186,953	—
RT Holdings Parent, LLC Warrant	3,247,928	—	—	—	(49,831)	3,198,097	—
Ruby Tuesday Operations, LLC Term Loan	6,696,255	102,071	—	—	—	6,798,326	413,676
Ruby Tuesday Operations, LLC Incremental Term Loan	2,940,257	96,655	—		(108,911)	2,928,001	3,708
Ruby Tuesday P-1 Units	376,000	—	—	—	(5,999)	370,001	—
Ruby Tuesday P-2 Units	110,000	—	—	—	(3,000)	107,000	—
School Specialty, Inc. Common Stock	31,928,148	—	—	—	(3,315,156)	28,612,992	—
School Specialty, Inc. Preferred Stock A	15,399,637	—	—	—	—	15,399,637	—
School Specialty, Inc. Preferred Stock B	4,888,847	—	—	—	—	4,888,847	—
School Specialty, Inc. Term Loan - 9.25%	8,808,264	2,229	(184,544)	—	(3,263)	8,622,686	302,310
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	69,780,704	—	(1,080,000)	—	(3,836,062)	64,864,642	2,320,000
Total Controlled Affiliated Investments	$280,738,801	$3,556,465	$(1,264,544)	$—	$(10,216,800)	$272,813,922	$6,660,693

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2024

(6)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2024, $64,864,642 or 7.1% of the Company’s total assets were represented by “non-qualifying assets.”
(7)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities was $87,932,546, or 9.6% of the Company’s total assets.
(8)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of March 31, 2024. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $9,608,294 and $1,288,169, respectively, for the period ended March 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and December 31, 2023 along with transactions during the year ended December 31, 2023 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$(1,572,727)	$1,572,727	$—	$—
Animal Supply Company, LLC Term Loan - 9.50%	22,624,644	2,742,303	—	—	(6,312,569)	19,054,378	2,748,900
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,604,562	1,072	—	(1,928,556)	(677,078)	—	—
PNI Litigation Trust (fka Guardia) Preferred Equity	—	—	—	(115,715)	115,715	—	—
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan	—	2,816,304	—	—	(2,816,304)	—	312,939
Retail and Animal Intermediate Subordinated Loan - 7.00%	—	—	—	(23,151,201)	23,151,201	—	—
Total Non-Controlled Affiliated Investments	$25,229,206	$5,559,679	$—	$(26,768,199)	$15,033,692	$19,054,378	$3,061,839

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2023

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2022 and December 31, 2023 along with transactions during the year ended December 31, 2023 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2022	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$4,316,274	$704,165	$—	$—	$—	$5,020,439	$773,261
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	532	(1,107,870)	—	(662)	14,018,452	2,083,627
Cedar Ultimate Parent, LLC Class A Preferred Unit	11,753,031	—	—	—	8,227,978	19,981,009	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	31,455,178	—	—	—	(31,455,178)	—	17,031
Pace Industries, Inc. Term Loan - 9.75%	57,579,326	8,245,605	—	—	(2,838,845)	62,986,086	8,439,162
Pace Industries, LLC Revolver Opco	8,616,757	7,130,100	—	—	(677,114)	15,069,743	1,831,440
RT Holdings Parent, LLC Class A Unit	19,103,720	—	—	—	383,312	19,487,032	—
RT Holdings Parent, LLC Warrant	3,184,225	—	—	—	63,703	3,247,928	—
Ruby Tuesday Operations, LLC Term Loan	6,715,899	999,628	(1,019,272)	—	—	6,696,255	1,327,622
Ruby Tuesday Operations, LLC Incremental Term Loan	—	1,750,882	—	—	1,189,375	2,940,257	318,000
Ruby Tuesday Operations, LLC Revolver - 2.78%	—	—	—	—	—	—	62,186
Ruby Tuesday P-1 Units	368,005	—	—	—	7,995	376,000	—
Ruby Tuesday P-2 Units	106,999	—	—	—	3,001	110,000	—
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	27,419,241	—	—	—	4,508,907	31,928,148	6,196,400
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	13,061,335	—	—	—	2,338,302	15,399,637	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	4,529,373	—	—	—	359,474	4,888,847	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 9.25%	35,383,037	—	(26,467,962)	—	(106,811)	8,808,264	2,351,953
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	84,141,713	—	(18,000,000)	—	3,638,991	69,780,704	2,400,000
Total Controlled Affiliated Investments	$322,860,565	$18,830,912	$(46,595,104)	$—	$(14,357,572)	$280,738,801	$25,800,682

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2024

	As of March 31,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $154,652 and $148,612, respectively)	$148,097	$142,401
Non-controlled affiliated investments (amortized cost of $30,442 and $30,231, respectively)	17,797	19,054
Controlled affiliated investments (amortized cost of $290,240 and $287,948, respectively)	272,814	280,739
Cash and cash equivalents	2,309	2,372
Short-term investments	468,299	491,966
Interest receivable	2,398	2,466
Deferred financing costs	9	122
Prepaid and other assets	17	34
Total Assets	$911,740	$939,154
Liabilities
Payable for short-term investments purchased	$468,299	$491,966
Credit facility payable	77,050	77,050
Unrealized depreciation on unfunded commitments	2,350	2,399
Interest and credit facility expense payable	575	571
Directors' fees payable	68	—
Other accrued expenses and other liabilities	646	429
Total Liabilities	548,988	572,415
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,115,045)	(1,115,045)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	474,543	474,543
Accumulated overdistributed earnings	(111,791)	(107,804)
Total Members’ Capital	362,752	366,739
Total Liabilities and Members’ Capital	$911,740	$939,154
Net Asset Value Per Unit (accrual base) (Note 10)	$31.15	$31.38

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	For the three months ended March 31,
	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$2,236	$5,915
Interest income paid-in-kind	3,556	27
Other fee income	—	108
Non-controlled affiliated investments:
Interest income	206	—
Interest income paid-in-kind	—	832
Other fee income	—	6
Controlled affiliated investments:
Interest income	1,206	2,048
Interest income paid-in-kind	3,135	2,582
Dividend income	2,320	—
Other fee income	—	41
Total investment income	12,659	11,559
Expenses
Interest expense on repurchase transactions	1,735	1,347
Interest and credit facility expenses	1,679	2,306
Management fees	873	—
Professional fees	133	197
Administrative fees	128	142
Directors’ fees	68	68
Other expenses	30	54
Total expenses	4,646	4,114
Expenses waived by the Adviser	(873)	—
Net expenses	3,773	4,114
Net investment income	8,886	7,445
Net realized and unrealized (loss) gain on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(295)	7,934
Non-controlled affiliated investments	(1,468)	(4,530)
Controlled affiliated investments	(10,217)	(15,592)
Net realized gain on short-term investments	1,607	954
Net realized and unrealized loss on investments	(10,373)	(11,234)
Net decrease in Members’ Capital from operations	$(1,487)	$(3,789)
Basic and diluted:
Loss per unit	$(0.09)	$(0.21)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$474,543	$(107,804)	$366,739
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,886	8,886
Net realized gain on investments	—	1,607	1,607
Net change in unrealized appreciation/(depreciation) on investments	—	(11,980)	(11,980)
Distributions to Members from:
Distributable earnings	—	(2,500)	(2,500)
Total Decrease in Members’ Capital for the three months ended March 31, 2024	—	(3,987)	(3,987)
Members’ Capital at March 31, 2024	$474,543	$(111,791)	$362,752

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2023	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	7,445	7,445
Net realized gain on investments	—	954	954
Net change in unrealized appreciation/(depreciation) on investments	—	(12,188)	(12,188)
Total Decrease in Members’ Capital for the three months ended March 31, 2023	—	(3,789)	(3,789)
Members’ Capital at March 31, 2023	$477,458	$(88,032)	$389,426

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

	For the three months ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(1,487)	$(3,789)
Adjustments to reconcile the net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(2,917)	(5,125)
Purchases of short-term investments	(468,299)	(508,202)
Interest income paid in-kind	(6,691)	(3,441)
Proceeds from sales and paydowns of investments	1,288	60
Proceeds from sales of short-term investments	491,966	501,075
Change in net unrealized (appreciation)/depreciation on investments	11,980	12,188
Amortization of premium and accretion of discount, net	(223)	(36)
Amortization of deferred financing costs	113	137
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	68	(359)
(Increase) decrease in prepaid and other assets	17	26
Increase (decrease) in payable for short-term investments purchased	(23,667)	7,127
Increase (decrease) in management fees payable	—	(999)
Increase (decrease) in interest and credit facility expense payable	4	75
Increase (decrease) in directors’ fees payable	68	68
Increase (decrease) in other accrued expenses and liabilities	217	181
Net cash provided by (used in) operating activities	2,437	(1,014)
Cash Flows from Financing Activities
Distributions to Members	(2,500)	—
Deferred financing costs paid	—	(25)
Proceeds from credit facility	—	2,000
Net cash (used in) provided by financing activities	(2,500)	1,975
Net (decrease) increase in cash and cash equivalents	(63)	961
Cash and cash equivalents, beginning of period	2,372	4,223
Cash and cash equivalents, end of period	$2,309	$5,184
Supplemental and non-cash financing activities
Interest expense paid	$1,473	$2,028

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2024

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

As of March 31, 2024, the Company has two wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of the Company.

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

March 31, 2024

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2024, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2024 was $100,875.

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

March 31, 2024

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2024, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at amortized costs which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2024, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

March 31, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

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

March 31, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2024:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$284,851	$—	$284,851
Equity	1,060	—	87,932	—	88,992
Investment funds & vehicles(1)	—	—	—	64,865	64,865
Short- term investments	468,299	—	—	—	468,299
Cash equivalents	2,309	—	—	—	2,309
Total	$471,668	$—	$372,783	$64,865	$909,316

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2023:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$276,377	$—	$276,377
Equity	618	—	95,419	—	96,037
Investment funds & vehicles(1)	—	—	—	69,781	69,781
Short- term investments	491,966	—	—	—	491,966
Cash equivalents	2,372	—	—	—	2,372
Total	$494,956	$—	$371,796	$69,781	$936,533

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2024:

	Debt	Equity	Total
Balance, January 1, 2024	$276,377	$95,419	$371,796
Purchases, including payments received in-kind	9,608	—	9,608
Sales and paydowns of investments	(208)	—	(208)
Amortization of premium and accretion of discount, net	223	—	223
Net change in unrealized appreciation/(depreciation)	(1,149)	(7,487)	(8,636)
Balance, March 31, 2024	$284,851	$87,932	$372,783
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2024	$(1,149)	$(7,487)	$(8,636)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2023:

	Debt	Equity	Total
Balance, January 1, 2023	$349,861	$79,526	$429,387
Purchases, including payments received in-kind	8,566	—	8,566
Sales and paydowns of investments	(60)	—	(60)
Amortization of premium and accretion of discount, net	36	—	36
Net change in unrealized appreciation/(depreciation)	(3,431)	(6,301)	(9,732)
Balance, March 31, 2023	$354,972	$73,225	$428,197
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2023	$(3,431)	$(6,301)	$(9,732)

The Company did not have any transfers between levels during the three months ended March 31, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2024.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$42,953	Income Method	Discount Rate	13.8 to 17.1%	15.5%	Decrease
Debt	$131,938	Market Method	EBITDA Multiple	5.5x to 8.5x	N/A	Increase
Debt	$109,960	Market Method	Revenue Multiple	0.1x to 0.8x	N/A	Increase
Equity	$65,070	Market Method	EBITDA Multiple	5.5x to 7.8x	N/A	Increase
Equity	$22,862	Market Method	Revenue Multiple	0.1x to 0.8x	N/A	Increase

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

March 31, 2024

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

During the three months ended March 31, 2024 and 2023, Management Fees incurred were $873 and $1,013, respectively. As described in Note 1, the Company's term was extended from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders. In connection with such extension, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

4. Agreements and Related Party Transactions (Continued)

No Incentive Fees were incurred during the three months ended March 31, 2024 and 2023.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
H-D Advanced Manufacturing Company	November 2025	$10,300	$20	$—	$—
Pace Industries, Inc.	June 2025	3,254	88	3,671	158
Retail & Animal Intermediate, LLC	November 2025	2,242	2,242	2,242	2,241
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Total		$20,717	$2,350	$10,834	$2,399

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2024 and December 31, 2023, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three months ended March 31, 2024 and 2023, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023
Units at beginning of period	18,034,649	18,034,649
Units issued and committed at end of period	18,034,649	18,034,649

The Company did not process any deemed distributions and re-contributions during the three months ended March 31, 2024 and 2023.

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

March 31, 2024

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2024, the Company was in compliance with such covenants.

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

March 31, 2024

7. Credit Facility (Continued)

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

As of March 31, 2024 and December 31, 2023, the Available Commitment under the Amended Credit Agreement was $74,950 and $74,950, respectively.

As of March 31, 2024 and December 31, 2023, the amounts outstanding under the Credit Facility were $77,050 and $77,050, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2024 and December 31, 2023, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2024 and December 31, 2023, $9 and $122, respectively, of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
	2024	2023
Credit facility interest expense	$1,473	$2,104
Undrawn commitment fees	77	49
Administrative fees	16	16
Amortization of deferred financing costs	113	137
Total	$1,679	$2,306
Weighted average interest rate	7.56%	6.61%
Average outstanding balance	$77,050	$127,583

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

The Company had no outstanding Repurchase Obligations as of March 31, 2024 and December 31, 2023. Interest expense incurred under these Repurchase Transactions was $1,735 and $1,347 for the three months ended March 31, 2024 and 2023, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of March 31, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2024	December 31, 2023
Cost of investments for federal income tax purposes	$945,942	$983,943
Unrealized appreciation	$66,035	$76,582
Unrealized depreciation	$(105,011)	$(123,992)
Net unrealized depreciation on investments	$(38,976)	$(47,410)

The Company did not have any unrecognized tax benefits at December 31, 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

10. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2024 and 2023 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the three months ended March 31,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$31.38	$32.84
Income from Investment Operations:
Net investment income	0.49	0.41
Net realized and unrealized loss	(0.58)	(0.62)
Total loss from investment operations	(0.09)	(0.21)
Less Distributions:
From net investment income	(0.14)	—
Total distributions	(0.14)	—
Net Asset Value Per Unit (accrual base), End of Period	$31.15	$32.63
Common Unitholder Total Return(2)(3)	(0.47)%	(1.18)%
Common Unitholder IRR(4)	8.23%	8.32%
Ratios and Supplemental Data:
Members’ Capital, end of period	$362,752	$389,426
Units outstanding, end of period	18,034,649	18,034,649
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	5.07%	4.24%
Expenses waived by Investment Adviser(5)	(0.24)%	—
Ratio of net expenses to average net assets(5)	4.83%	4.24%
Ratio of financing cost to average net assets(3)	0.46%	0.59%
Ratio of net investment income to average net assets(5)	9.70%	7.67%
Credit facility payable	77,050	128,250
Asset coverage ratio	5.71	4.04
Portfolio turnover rate(3)	0.29%	0.01%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2024 and 2023.
(2)
The Total Return for the three months ended March 31, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 8.23% through March 31, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2024

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 1, 2024, the Company entered into a Repurchase Transaction with Barclays which settled on April 25, 2024 in the amount of $468,469.

On April 5, 2024, the Company entered into the Sixth Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Sixth Amended Credit Agreement"). The Sixth Amended Credit Agreement updated the Applicable Margin from 1.15% to 1.50% for Base Rate Loans and from 2.15% to 2.50% for all other loan types. The maturity date of the loan was also extended 364 days to April 4, 2025.

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
•
a decline in interest rates could adversely impact our results as majority of our investments bear interest based on floating rates;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 28, 2024.

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

As of March 31, 2024, we have two wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of ours.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team” fka the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, the majority of our current investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of our portfolio.

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

Investment Activity

As of March 31, 2024, our portfolio consisted of debt and equity investments in seven and six portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of March 31, 2024, our portfolio was comprised of 64.9% debt investments which were primarily senior secured, first lien term loans and 35.1% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of March 31, 2024, representing 4.1% and 22.8% of our portfolio’s fair value and cost, respectively.

As of December 31, 2023, our portfolio consisted of debt and equity investments in seven and six portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of December 31, 2023, our portfolio was comprised of 62.5% debt investments which were primarily senior secured, first lien term loans and 37.5% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2023, representing 4.3% and 22.6% of our portfolio’s fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2024:

Industry	Percent of Total Investments
Industrial Conglomerates	24%
Metals & Mining	19%
Investment Funds & Vehicles	15%
Diversified Consumer Services	13%
Pharmaceuticals	10%
Household Durables	8%
Hotels, Restaurants & Leisure	7%
Distributors	4%
Technologies Hardware, Storage and Peripherals	0%
Total	100%

Results of Operations

Our operating results for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2024	2023
Total investment income	$12,659	$11,559
Net expenses	3,773	4,114
Net investment income	8,886	7,445
Net change in unrealized appreciation/(depreciation) on investments	(11,980)	(12,188)
Net realized gain on short-term investments	1,607	954
Net decrease in Members’ Capital from operations	$(1,487)	$(3,789)

Total investment income

Total investment income for the three months ended March 31, 2024 and 2023 was $12.7 million and $11.6 million, respectively, and included interest income (including interest income paid-in-kind) of $10.3 million and $11.4 million, respectively. Interest income for the three months ended March 31, 2024 and 2023 included $6.7 million and $3.4 million, respectively, of interest income paid-in-kind. Total investment income for the three months ended March 31, 2024 and 2023 also included $2.3 million and $0, respectively, of dividend income from our investment in TCW Direct Lending Strategic Ventures.

Total investment income increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the increase in dividend income from TCW Direct Lending Strategic Ventures during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 and was partially offset by a decrease in interest income. Interest income decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to principal payments of $34.7 million and $26.0 million, respectively, on the H-D Advanced Manufacturing Company and SSI Parent, LLC term loans which occurred after March 31, 2023 and reduced the principal balances and related accrued interest on those loans.

Net investment income

Net investment income for the three months ended March 31, 2024 and 2023 was $8.9 million and $7.4 million, respectively.

The increase in net investment income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was due to the increase in total investment income as described above, coupled with lower total expenses during the three months ended March 31, 2024 versus the three months ended March 31, 2023.

Expenses for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2024	2023
Expenses
Interest expense on repurchase transactions	$1,735	$1,347
Interest and credit facility expenses	1,679	2,306
Management fees	873	—
Professional fees	133	197
Administrative fees	128	142
Directors’ fees	68	68
Other expenses	30	54
Total expenses	4,646	4,114
Expenses waived by the Adviser	(873)	—
Net Expenses	$3,773	$4,114

Our net expenses for the three months ended March 31, 2024 and 2023 were $3.8 million and $4.1 million, respectively. Our net expenses included management fees attributed to the Adviser of $0.9 million and $0 for the three months ended March 31, 2024 and 2023, respectively, which were waived by the Adviser subsequent to December 31, 2022.

The decrease in net operating expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to lower interest and credit facility expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to a decrease in our weighted averaging outstanding credit facility balance. This decrease was partially offset by an increase in interest expense on repurchase transactions due to increases in interest rates during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended March 31, 2024 and 2023 was ($12.0) million and ($12.2) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	Term Loan	$989
Noramco, LLC	Term Loan	(571)
Animal Supply Company, LLC	Term Loan	(1,468)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(3,315)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(3,812)
TCW Direct Lending Strategic Ventures	Preferred membership Interests	(3,836)
All others	Various	33
Net change in unrealized appreciation/(depreciation)		$(11,980)

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

Net realized gain on short-term investments

During the three months ended March 31, 2024 and 2023 we incurred $1.6 million and $1.0 million, respectively, in realized gains from our short-term investments in government treasuries.

Net decrease in Members’ Capital from operations

Our net decrease in Members’ Capital from operations during the three months ended March 31, 2024 and 2023 was $1.5 million and $3.8 million, respectively.

The relative decrease in Net decrease in Members’ Capital from operations during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to net realized and unrealized losses on our investments of $10.4 million during the three months ended March 31, 2024 compared to $11.2 million during the three months ended March 31, 2023 coupled with an increase in net investment income of $8.9 million during the three months ended March 31, 2024 compared to net investment income of $7.4 million during the three months ended March 31, 2023, as described above.

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

As of March 31, 2024 and December 31, 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177.0 million subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2024, we were in compliance with such covenants.

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

On April 7, 2023, we entered into the Fifth Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Fifth Amended Credit Agreement"). The Fifth Amended Credit Agreement removed the Adjusted Term SOFR Rate for purposes of calculating interest on the loan but kept the Daily Simple SOFR and Term SOFR rates as is. It also updated the Applicable Margin from 0.95% to 1.15% for Base Rate Loans and from 1.95% to 2.15% for all other loan types. The revolving credit line was also reduced from $177.0 million to $152.0 million and lastly, the maturity date of the loan was extended 364 days to April 5, 2024.

As of March 31, 2024 and December 31, 2023, the Available Commitment under the Credit Facility was $75.0 million and $75.0 million, respectively.

As of March 31, 2024 and December 31, 2023 the amounts outstanding under the Credit Facility were $77.1 million and $77.1 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2024 and December 31, 2023, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. We incurred financing costs of $0.9 million and $0.5 million in connection with the April 6, 2021 Third Amended Credit Agreement and the April 7, 2023 Fifth Amended Credit Agreement, respectively. We also incurred financing costs of $0.6 million in connection with the April 5, 2024 Sixth Amended Credit Agreement. As of March 31, 2024 and December 31, 2023, $0.0 million and $0.1 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2024 and 2023 was as follows (dollar amounts in thousands):

	Three months ended March 31,
	2024	2023
Credit facility interest expense	$1,473	$2,104
Undrawn commitment fees	77	49
Administrative fees	16	16
Amortization of deferred financing costs	113	137
Total	$1,679	$2,306
Weighted average interest rate	7.56%	6.61%
Average outstanding balance	$77,050	$127,583

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

We had no outstanding Repurchase Obligations as of March 31, 2024 and 2023. Interest expense incurred under these Repurchase Transactions was $1.7 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.

A summary of our contractual payment obligations as of March 31, 2024 and December 31, 2023 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2024	$152,000	$77,050	$74,950
Total Debt Obligations – December 31, 2023	$152,000	$77,050	$74,950

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of March 31, 2024 and December 31, 2023 (dollar amounts in thousands):

		March 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
H-D Advanced Manufacturing Company	November 2025	$10,300	$20	$—	$—
Pace Industries, Inc.	June 2025	3,254	88	3,671	158
Retail & Animal Intermediate, LLC	November 2025	2,242	2,242	2,242	2,241
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Total		$20,717	$2,350	$10,834	$2,399

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2024 and December 31, 2023, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At March 31, 2024, 98.2% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At March 31, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our March 31, 2024 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$9,245	$2,344	$6,901
Up 200 basis points	6,163	1,562	4,601
Up 100 basis points	3,082	781	2,301
Down 100 basis points	(3,082)	(781)	(2,301)
Down 200 basis points	(6,163)	(1,562)	(4,601)
Down 300 basis points	(9,245)	(2,344)	(6,901)

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

10.14*

Sixth Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 5, 2024, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto.

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months ended March 31, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 10, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 10, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer