Form 10-Q
period 2024-06-30
TCW Direct Lending LLC
filed 2024-08-13
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 13, 2024 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2024

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(2)(3)	08/14/20	Term Loan - 14.11% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	4.2%	$30,440,036	08/14/25	$27,362,675	$13,698,016
	Animal Supply Company, LLC(3)	05/29/24	First Out Term Loan - 14.10% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	0.8%	2,519,562	08/14/25	2,473,469	2,519,562
	Retail & Animal Intermediate, LLC(2)(3)	07/29/22	Delayed Draw Priming Term Loan - 20.00% inc PIK (20.00%, Fixed Coupon, all PIK)	0.0%	3,113,325	11/14/25	2,816,305	—
				5.0%			32,652,449	16,217,578
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 13.45% (SOFR + 8.00%, 1.25% Floor)	2.6%	8,437,108	12/29/26	8,423,623	8,437,108
				2.6%			8,423,623	8,437,108
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 17.44% inc PIK (SOFR + 12.00%, 1.25% Floor, 6.00% PIK)	2.0%	6,706,738	02/24/25	6,706,738	6,706,738
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 21.44% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	0.9%	1,949,454	02/24/25	1,949,454	2,928,002
				2.9%			8,656,192	9,634,740
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 13.43% (SOFR + 8.00%, 1.50% Floor)	4.3%	14,018,452	12/31/26	14,018,421	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	1.6%	5,420,070	12/31/26	5,352,733	5,420,070
				5.9%			19,371,154	19,438,522
Industrial Conglomerates
	H-D Advanced Manufacturing Company	06/30/15	Term Loan - 13.94% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	30.3%	105,406,494	11/12/25	105,371,495	99,609,137
	H-D Advanced Manufacturing Company	01/27/21	Revolver - 13.94% inc PIK (SOFR + 8.50%, 1.50% Floor, all PIK)	0.8%	2,642,824	11/12/25	2,642,824	2,497,469
				31.1%			108,014,319	102,106,606
Metals & Mining
	Pace Industries, Inc.(2)(4)	06/01/20	HoldCo Term Loan - 7.49% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	0.0%	99,475,773	06/01/40	78,137,869	—
	Pace Industries, Inc.(2)(4)	06/01/20	Term Loan - 13.74% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	15.5%	70,497,249	06/01/25	68,097,904	50,899,014
	Pace Industries, Inc.(4)	10/07/22	Revolver - 13.71% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	3.8%	17,299,012	06/01/25	17,299,012	12,489,887
				19.3%			163,534,785	63,388,901
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 13.83% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	13.1%	43,939,141	01/31/26	43,939,277	42,972,479
				13.1%			43,939,277	42,972,479
	Total Debt Investments			79.9%			384,591,799	262,195,934

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)(5)(7)	Class A Preferred Stock	4.7%	806,264	$8,062,637	$15,399,637
	SSI Parent, LLC (fka School Specialty, Inc.)(4)(5)(7)	Class B Preferred Stock	1.5%	359,474	356,635	4,888,847
	SSI Parent, LLC (fka School Specialty, Inc.)(4)(5)(7)	Common Stock	7.6%	80,700	53,889	25,189,698
			13.8%		8,473,161	45,478,182
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(7)	Class A Units	5.8%	5,475,885	5,133,708	19,074,698
	RT Holdings Parent, LLC(2)(4)(7)	Warrant, expires 2/24/25	1.0%	912,647	—	3,179,115
	RT Holdings Parent, LLC(2)(4)(7)	Class P-1 Units	0.1%	105,624	133,086	368,005
	RT Holdings Parent, LLC(2)(4)(7)	Class P-2 Units	0.0%	53,104	66,914	106,001
			6.9%		5,333,708	22,727,819
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class A Preferred Units	4.8%	9,297,990	9,187,902	15,778,038
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class D Preferred Units	0.0%	2,900,000	—	—
			4.8%		9,187,902	15,778,038
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(6)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(6)	Preferred membership Interests	18.7%	65,800	65,800,000	61,641,337
			18.7%		65,800,000	61,641,337
Metals & Mining
	Pace Industries, Inc.(2)(4)(7)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
Technologies Hardware, Storage and Peripherals
	Quantum Corporation(2)	Common Stock	0.2%	1,766,327	6,481,788	722,604
			0.2%		6,481,788	722,604
	Total Equity Investments		44.4%		97,387,081	146,347,980
	Total Debt & Equity Investments(8)		124.3%		481,978,880	408,543,914
	Cash Equivalents
	First American Government Obligation Fund, Yield 5.24%		0.8%	2,798,400	2,798,400	2,798,400
	Total Cash Equivalents		0.8%		2,798,400	2,798,400
	Short-term Investments
	U.S. Treasury Bill, Yield 5.47%		134.5%	450,000,000	442,746,813	442,746,813
	Total Short-term Investments		134.5%		442,746,813	442,746,813
	Total Investments (259.4%)				$927,524,093	$854,089,127
	Net unrealized depreciation on unfunded commitments (-0.4%)					(1,471,180)
	Liabilities in Excess of Other Assets (-158.9%)					(523,338,798)
	Net Assets (100.0%)					$329,279,149

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and June 30, 2024 along with transactions during the six months ended June 30, 2024 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2024	Interest/Dividend/ Other income
Animal Supply Company, LLC First Out Term Loan - 9.50%	$—	$2,473,469	$—	$—	$46,093	$2,519,562	$30,922
Animal Supply Company, LLC Term Loan - 9.50%	19,054,378	—	(52,086)	—	(5,304,276)	13,698,016	(39,059)
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan - 20.00%	—	—	—	—	—	—	—
Total Non-Controlled Affiliated Investments	$19,054,378	$2,473,469	$(52,086)	$—	$(5,258,183)	$16,217,578	$(8,137)

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and June 30, 2024 along with transactions during the six months ended June 30, 2024 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2024	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,020,439	$332,294	$—	$—	$67,337	$5,420,070	$330,681
Cedar Electronics Holdings, Corp Term Loan - 9.50%	14,018,452	—	—	—	—	14,018,452	1,071,848
Cedar Ultimate Parent, LLC Class A Preferred Unit	19,981,009	—	—	—	(4,202,971)	15,778,038	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 9.75%	62,986,086	2,294,115	—	—	(14,381,187)	50,899,014	1,681,196
Pace Industries, LLC Revolver Opco - 9.75%	15,069,743	1,552,155	—	—	(4,132,011)	12,489,887	1,181,721
RT Holdings Parent, LLC Class A Unit	19,487,032	—	—	—	(412,334)	19,074,698	—
RT Holdings Parent, LLC Warrant	3,247,928	—	—	—	(68,813)	3,179,115	—
RT Holdings Parent, LLC P-1 Units	376,000	—	—	—	(7,995)	368,005	—
RT Holdings Parent, LLC P-2 Units	110,000	—	—	—	(3,999)	106,001	—
Ruby Tuesday Operations, LLC Term Loan - 13.25%	6,696,255	203,889	(193,406)	—	—	6,706,738	709,568
Ruby Tuesday Operations, LLC Incremental Term Loan - 17.25%	2,940,257	198,572	—	—	(210,827)	2,928,002	129,086
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	31,928,148	—	—	—	(6,738,450)	25,189,698	795,969
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	15,399,637	—	—	—	—	15,399,637	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	4,888,847	—	—	—	—	4,888,847	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 9.25%	8,808,264	4,336	(369,089)	—	(6,403)	8,437,108	603,849
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	69,780,704	—	(1,080,000)	—	(7,059,367)	61,641,337	4,000,000
Total Controlled Affiliated Investments	$280,738,801	$4,585,361	$(1,642,495)	$—	$(37,157,020)	$246,524,647	$10,503,918

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2024

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)
Holdings of SSI Parent, LLC (fka School Specialty, Inc.) Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(6)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2024, $61,641,337 or 7.2% of the Company’s total assets were represented by “non-qualifying assets.”
(7)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities was $83,984,039, or 9.8% of the Company’s total assets.
(8)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of June 30, 2024. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment in Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $16,903,917 and $1,689,744, respectively, for the six months ended June 30, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2024

	As of June 30,
	2024	As of December 31,
	(unaudited)	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $158,435 and $148,612, respectively)	$145,802	$142,401
Non-controlled affiliated investments (amortized cost of $32,652 and $30,231, respectively)	16,218	19,054
Controlled affiliated investments (amortized cost of $290,981 and $287,948, respectively)	246,525	280,739
Cash and cash equivalents	2,798	2,372
Short-term investments	442,747	491,966
Interest income receivable	1,526	2,466
Deferred financing costs	482	122
Prepaid and other assets	—	34
Total Assets	$856,098	$939,154
Liabilities
Payable for short-term investments purchased	$442,747	$491,966
Credit facility payable	81,550	77,050
Unrealized depreciation on unfunded commitments	1,471	2,399
Interest and credit facility expense payable	577	571
Directors' fees payable	135	—
Other accrued expenses and other liabilities	339	429
Total Liabilities	526,819	572,415
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,115,045)	(1,115,045)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	474,543	474,543
Accumulated overdistributed earnings	(145,264)	(107,804)
Total Members’ Capital	329,279	366,739
Total Liabilities and Members’ Capital	$856,098	$939,154
Net Asset Value Per Unit (accrual base) (Note 10)(1)	$29.30	$31.38

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$1,506	$5,949	$3,742	$11,864
Interest income paid-in-kind	3,799	42	7,355	69
Other fee income	7	81	7	189
Non-controlled affiliated investments:
Interest income	(256)	—	(50)	—
Interest income paid-in-kind	29	900	29	1,732
Other fee income	13	6	13	12
Controlled affiliated investments:
Interest income	280	1,234	1,486	3,282
Interest income paid-in-kind	1,027	2,884	4,162	5,466
Dividend income	2,476	6,196	4,796	6,196
Other fee income	60	30	60	71
Total investment income	8,941	17,322	21,600	28,881
Expenses
Interest and credit facility expenses	1,785	2,111	3,464	4,417
Interest expense on repurchase transactions	1,699	1,531	3,434	2,878
Management fees	889	—	1,762	—
Professional fees	199	185	332	382
Administrative fees	125	137	253	279
Directors’ fees	89	88	157	156
Other expenses	43	47	73	101
Total expenses	4,829	4,099	9,475	8,213
Expenses waived by the Adviser	(889)	—	(1,762)	—
Net expenses	3,940	4,099	7,713	8,213
Net investment income	5,001	13,223	13,887	20,668
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled affiliated investments	—	(2,044)	—	(2,044)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(5,200)	(322)	(5,495)	7,612
Non-controlled affiliated investments	(3,790)	(666)	(5,258)	(5,196)
Controlled affiliated investments	(26,940)	5,868	(37,157)	(9,724)
Net realized gain on short-term investments	1,456	708	3,063	1,662
Net realized and unrealized (loss) gain on investments	(34,474)	3,544	(44,847)	(7,690)
Net (decrease) increase in Members’ Capital from operations	$(29,473)	$16,767	$(30,960)	$12,978
Basic and diluted:
(Loss) income per unit	$(1.63)	$0.93	$(1.72)	$0.72
Units outstanding	18,034,649	18,034,649	18,034,649	18,034,649

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$474,543	$(107,804)	$366,739
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,886	8,886
Net realized gain on investments	—	1,607	1,607
Net change in unrealized appreciation/(depreciation) on investments	—	(11,980)	(11,980)
Distributions to Members from:
Distributable earnings	—	(2,500)	(2,500)
Total Decrease in Members’ Capital for the three months ended March 31, 2024	—	(3,987)	(3,987)
Members’ Capital at March 31, 2024	474,543	(111,791)	362,752
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,001	5,001
Net realized gain on investments	—	1,456	1,456
Net change in unrealized appreciation/(depreciation) on investments	—	(35,930)	(35,930)
Distributions to Members from:
Distributable earnings	—	(4,000)	(4,000)
Total Decrease in Members’ Capital for the three months ended June 30, 2024	—	(33,473)	(33,473)
Members’ Capital at June 30, 2024	$474,543	$(145,264)	$329,279

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2023	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	7,445	7,445
Net realized gain on investments	—	954	954
Net change in unrealized appreciation/(depreciation) on investments	—	(12,188)	(12,188)
Total Decrease in Members’ Capital for the three months ended March 31, 2023	—	(3,789)	(3,789)
Members’ Capital at March 31, 2023	477,458	(88,032)	389,426
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	13,223	13,223
Net realized loss on investments	—	(1,336)	(1,336)
Net change in unrealized appreciation/(depreciation) on investments	—	4,880	4,880
Distributions to Members from:
Distributable earnings	—	(10,000)	(10,000)
Return of capital	(4,000)	—	(4,000)
Total (Decrease) Increase in Members’ Capital for the three months ended June 30, 2023	(4,000)	6,767	2,767
Members’ Capital at June 30, 2023	$473,458	$(81,265)	$392,193

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

	For the six months ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(30,960)	$12,978
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(5,358)	(5,645)
Purchases of short-term investments	(442,747)	(466,504)
Interest income paid in-kind	(11,546)	(7,267)
Proceeds from sales and paydowns of investments	1,690	45,672
Proceeds from sales of short-term investments (net of $3,063 and $1,662 realized gain on short term investments, respectively)	491,966	501,075
Net realized loss on investments	—	2,044
Change in net unrealized (appreciation)/depreciation on investments	47,910	7,308
Amortization of premium and accretion of discount, net	27	(148)
Amortization of deferred financing costs	264	310
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	940	(246)
(Increase) decrease in prepaid and other assets	34	52
Increase (decrease) in payable for short-term investments purchased	(49,219)	(34,571)
Increase (decrease) in management fees payable	—	(999)
Increase (decrease) in interest and credit facility expense payable	6	(174)
Increase (decrease) in directors’ fees payable	135	135
Increase (decrease) in other accrued expenses and liabilities	(90)	(125)
Net cash provided by operating activities	3,052	53,895
Cash Flows from Financing Activities
Return of capital	—	(4,000)
Distributions to Members	(6,500)	(10,000)
Deferred financing costs paid	(626)	(543)
Proceeds from credit facility	6,000	2,000
Repayments of credit facility	(1,500)	(39,000)
Net cash used in financing activities	(2,626)	(51,543)
Net increase in cash and cash equivalents	426	2,352
Cash and cash equivalents, beginning of period	2,372	4,223
Cash and cash equivalents, end of period	$2,798	$6,575
Supplemental and non-cash financing activities
Interest expense paid	$3,028	$4,097

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

As of June 30, 2024, the Company has two wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of the Company.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), September 19, 2020. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On April 30, 2021, the Company’s Board of Directors (the “Board”) approved the second one year extension of the Company’s term from September 19, 2021 to September 19, 2022. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders. On May 11, 2023 the term of the Company was extended for an additional one-year period from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders.

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

June 30, 2024

1. Organization and Basis of Presentation (Continued)

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2024, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2024 was $100,875.

2. Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company has consolidated the results of its wholly owned subsidiary in its consolidated financial statements in accordance with ASC 946. The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission ("SEC") on March 28, 2024.

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

June 30, 2024

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2024, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2024, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

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

June 30, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (Strategic Ventures) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. On May 1, 2024, the Company further extended the fund's term one additional year, until June 5, 2025. The Company is entitled to income and principal distributed by the fund. As of June 30, 2024, the timing of the liquidation of the fund is not known.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2024:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$262,196	$—	$262,196
Equity	723	—	83,984	—	84,707
Investment funds & vehicles(1)	—	—	—	61,641	61,641
Short- term investments	442,747	—	—	—	442,747
Cash equivalents	2,798	—	—	—	2,798
Total	$446,268	$—	$346,180	$61,641	$854,089

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2024:

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

	Debt	Equity	Total
Balance, April 1, 2024	$284,851	$87,932	$372,783
Purchases, including payments received in-kind	7,296	—	7,296
Sales and paydowns of investments	(402)	—	(402)
Amortization of premium and accretion of discount, net	(250)	—	(250)
Net change in unrealized appreciation/(depreciation)	(29,299)	(3,948)	(33,247)
Balance, June 30, 2024	$262,196	$83,984	$346,180
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2024	(29,299)	(3,948)	(33,247)

	Debt	Equity	Total
Balance, January 1, 2024	$276,377	$95,419	$371,796
Purchases, including payments received in-kind	16,904	—	16,904
Sales and paydowns of investments	(610)	—	(610)
Amortization of premium and accretion of discount, net	(27)	—	(27)
Net change in unrealized appreciation/(depreciation)	(30,448)	(11,435)	(41,883)
Balance, June 30, 2024	$262,196	$83,984	$346,180
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$(30,448)	$(11,435)	$(41,883)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2023:

	Debt	Equity	Total
Balance, April 1, 2023	$354,972	$73,225	$428,197
Purchases, including payments received in-kind	4,346	—	4,346
Sales and paydowns of investments	(27,612)	—	(27,612)
Amortization of premium and accretion of discount, net	112	—	112
Net realized losses	(1,928)	(116)	(2,044)
Net change in unrealized appreciation/(depreciation)	(6,282)	7,076	794
Balance, June 30, 2023	$323,608	$80,185	$403,793
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$(5,606)	$6,960	$1,354

	Debt	Equity	Total
Balance, January 1, 2023	$349,861	$79,526	$429,387
Purchases, including payments received in-kind	12,912	—	12,912
Sales and paydowns of investments	(27,672)	—	(27,672)
Amortization of premium and accretion of discount, net	148	—	148
Net realized losses	(1,928)	(116)	(2,044)
Net change in unrealized appreciation/(depreciation)	(9,713)	775	(8,938)
Balance, June 30, 2023	$323,608	$80,185	$403,793
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2023	$(9,036)	$660	$(8,376)

The Company did not have any transfers between levels during the three and six months ended June 30, 2024 and 2023.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2024.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$42,972	Income Method	Discount Rate	14.2 to 17.6%	15.9%	Decrease
Debt	$129,983	Market Method	EBITDA Multiple	5.8x to 8.5x	N/A	Increase
Debt	$89,241	Market Method	Revenue Multiple	0.1x to 0.7x	N/A	Increase
Equity	$61,256	Market Method	EBITDA Multiple	5.8x to 8.3x	N/A	Increase
Equity	$22,728	Market Method	Revenue Multiple	0.1x to 0.7x	N/A	Increase

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

4. Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board. On August 10, 2023, the Company’s Board reapproved the Advisory Agreement for an additional one-year term until September 15, 2024.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

During the three and six months ended June 30, 2024, Management Fees incurred were $889 and $1,762, respectively. During the three and six months ended June 30, 2023, Management Fees incurred were $1,040 and $2,054, respectively. As described in Note 1, the Company's term was extended from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders. In connection with such extension, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

June 30, 2024

4. Agreements and Related Party Transactions (Continued)

No Incentive Fees were incurred during the three and six months ended June 30, 2024 and 2023.

Administration Agreement: On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) will oversee the maintenance of our financial records and otherwise assist on the Company’s compliance with regulations applicable to a BDC under the 1940 Act, and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provide us with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 10, 2023, the Company’s Board reapproved the Administrative Agreement for an additional one-year term until September 15, 2024.

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

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
H-D Advanced Manufacturing Company	November 2025	$10,300	$566	$—	$—
Pace Industries, Inc.	June 2025	3,254	905	3,671	158
Retail & Animal Intermediate, LLC	November 2025	—	—	2,242	2,241
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Total		$18,475	$1,471	$10,834	$2,399

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

5. Commitments and Contingencies (Continued)

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2024 and December 31, 2023, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2024 and 2023, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Units at beginning of period	18,034,649	18,034,649	18,034,649	18,034,649
Units issued and committed at end of period	18,034,649	18,034,649	18,034,649	18,034,649

The Company did not process any deemed distributions and re-contributions during the three and six months ended June 30, 2024 and 2023.

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

June 30, 2024

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2024, the Company was in compliance with such covenants.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

7. Credit Facility (Continued)

As of June 30, 2024 and December 31, 2023, the Available Commitment under the Amended Credit Agreement was $70,450 and $74,950, respectively.

As of June 30, 2024 and December 31, 2023, the amounts outstanding under the Credit Facility were $81,550 and $77,050, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2024 and December 31, 2023, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2024 and December 31, 2023, $482 and $122, respectively, of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Credit facility interest expense	$1,556	$1,869	$3,029	$3,973
Undrawn commitment fees	78	52	155	101
Administrative fees	—	17	16	33
Amortization of deferred financing costs	151	173	264	310
Total	$1,785	$2,111	$3,464	$4,417
Weighted average interest rate	7.76%	7.17%	7.70%	6.86%
Average outstanding balance	$79,325	$102,975	$77,759	$115,211

8. Repurchase Transactions

The Company may, from time to time, enter into repurchase agreements with financial institutions, including Barclays Bank PLC (“Barclays”), whereby the Company sells to Barclays its short-term investments and concurrently enters into an agreement to repurchase the same investments at an agreed-upon price at a future date, generally within 30-days (each, a “Repurchase Transaction”).

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

The Company had no outstanding Repurchase Obligations as of June 30, 2024 and December 31, 2023. Interest expense incurred under these Repurchase Transactions was $1,699 and $1,531 for the three months ended June 30, 2024 and 2023, respectively. Interest expense incurred under these Repurchase Transactions was $3,434 and $2,878 for the six months ended June 30, 2024 and 2023, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

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

As of June 30, 2024 and December 31, 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2024	December 31, 2023
Cost of investments for federal income tax purposes	$927,524	$983,943
Unrealized appreciation	$62,095	$76,582
Unrealized depreciation	$(137,001)	$(123,992)
Net unrealized depreciation on investments	$(74,906)	$(47,410)

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

10. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2024 and 2023 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the six months ended June 30,
	2024(1)	2023(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$31.38	$32.84
Income from Investment Operations:
Net investment income	0.77	1.15
Net realized and unrealized loss	(2.49)	(0.43)
Total (loss) income from investment operations	(1.72)	0.72
Less Distributions:
From net investment income	(0.36)	(0.55)
Return of capital	—	(0.22)
Total distributions	(0.36)	(0.77)
Net Asset Value Per Unit (accrual base), End of Period	$29.30	$32.79
Common Unitholder Total Return(2)(3)	(9.71)%	4.04%
Common Unitholder IRR(4)	7.83%	8.43%
Ratios and Supplemental Data:
Members’ Capital, end of period	$329,279	$392,193
Units outstanding, end of period	18,034,649	18,034,649
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	5.25%	4.21%
Expenses waived by Investment Adviser(5)	(0.49)%	—
Ratio of net expenses to average net assets(5)	4.76%	4.21%
Ratio of financing cost to average net assets(3)	0.95%	1.12%
Ratio of net investment income to average net assets(5)	7.70%	10.60%
Credit facility payable	$81,550	$89,250
Asset coverage ratio	5.04	5.39
Portfolio turnover rate(3)	0.39%	1.13%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2024 and 2023.
(2)
The Total Return for the six months ended June 30, 2024 and 2023 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 7.83% through June 30, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2024

11. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 1,2024, the Company entered into a Repurchase Transaction with Barclays which settled on July 25, 2024 in the amount of $442,688.

On July 11, 2024, the Company's term was extended for an additional one-year period from September 19, 2024 to September 19, 2025 via a supermajority vote of the Unitholders.

On August 12, 2024, the Company's Board renewed the Advisory and Administrative Agreements for an additional one-year term through September 15, 2025.

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

As of June 30, 2024, we have two wholly-owned subsidiaries, each of which is a Delaware limited liability company designed to hold an equity investment of ours.

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

Critical Accounting Policies and Estimates

Investments which we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by our Board of Directors (the “Board”) based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Strategic Ventures) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. On May 1, 2024, the Company further extended the fund's term one additional year, until June 5, 2025. The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of June 30, 2024, our portfolio consisted of debt and equity investments in seven and six portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of June 30, 2024, our portfolio was comprised of 64.2% debt investments which were primarily senior secured, first lien term loans and 35.8% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of June 30, 2024, representing 15.8% and 36.6% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2024:

Industry	Percent of Total Investments
Industrial Conglomerates	25%
Metals & Mining	15%
Investment Funds & Vehicles	15%
Diversified Consumer Services	13%
Pharmaceuticals	11%
Household Durables	9%
Hotels, Restaurants & Leisure	8%
Distributors	4%
Technologies Hardware, Storage and Peripherals	0%
Total	100%

Results of Operations

Our operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Total investment income	$8,941	$17,322	$21,600	$28,881
Net expenses	3,940	4,099	7,713	8,213
Net investment income	5,001	13,223	13,887	20,668
Net realized loss on investments	—	(2,044)	—	(2,044)
Net change in unrealized appreciation/(depreciation) on investments	(35,930)	4,880	(47,910)	(7,308)
Net realized gain on short-term investments	1,456	708	3,063	1,662
Net (decrease) increase in Members’ Capital from operations	$(29,473)	$16,767	$(30,960)	$12,978

Total investment income

Total investment income for the three months ended June 30, 2024 and 2023 was $8.9 million and $17.3 million, respectively, and included interest income (including interest income paid-in-kind) of $6.4 million and $11.0 million, respectively. Interest income for the three months ended June 30, 2024 and 2023 included $4.9 million and $3.8 million, respectively, of interest income paid-in-kind. Total investment income for the three months ended June 30, 2024 and 2023 also included $2.5 million and $6.2 million, respectively, of dividend income from our investment in TCW Direct Lending Strategic Ventures.

Total investment income for the six months ended June 30, 2024 and 2023 was $21.6 million and $28.9 million, respectively, and included interest income (including interest income paid-in-kind) of $16.7 million and $22.4 million, respectively. Interest income for the six months ended June 30, 2024 and 2023 included $11.5 million and $7.3 million, respectively, of interest income paid-in-kind. Total investment income for the six months ended June 30, 2024 and 2023 also included $4.8 million and $6.2 million, respectively, of dividend income from our investment in TCW Direct Lending Strategic Ventures.

Total investment income decreased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to the decrease in dividend income from TCW Direct Lending Strategic Ventures during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 coupled with a decrease in interest income. Interest income decreased during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to principal payments of $34.7 million and $26.0 million, respectively, on the H-D Advanced Manufacturing Company and SSI Parent, LLC term loans which occurred after March 31, 2023 and reduced the principal balances and related accrued interest on those loans. In addition, the Pace Industries, Inc. term loan was placed into non-accrual status during the three months ended June 30, 2024 which reduced accrued interest on the loan.

Net investment income

Net investment income for the three months ended June 30, 2024 and 2023 was $5.0 million and $13.2 million, respectively. Net investment income for the six months ended June 30, 2024 and 2023 was $13.9 million and $20.7 million, respectively.

The decrease in net investment income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was due to the decrease in total investment income as described above, partially offset by lower net expenses during the three and six months ended June 30, 2024 versus the three and six months ended June 30, 2023.

Expenses for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Expenses
Interest and credit facility expenses	$1,785	$2,111	$3,464	$4,417
Interest expense on repurchase transactions	1,699	1,531	3,434	2,878
Management fees	889	—	1,762	—
Professional fees	199	185	332	382
Administrative fees	125	137	253	279
Directors’ fees	89	88	157	156
Other expenses	43	47	73	101
Total expenses	4,829	4,099	$9,475	$8,213
Expenses waived by the Adviser	(889)	—	(1,762)	—
Net Expenses	$3,940	$4,099	$7,713	$8,213

Our net expenses for the three months ended June 30, 2024 and 2023 were $3.9 million and $4.1 million, respectively. Our net expenses included management fees attributed to the Adviser of $0.9 million and $0 for the three months ended June 30, 2024 and 2023, respectively, which were waived by the Adviser subsequent to December 31, 2022.

Our net expenses for the six months ended June 30, 2024 and 2023 were $7.7 million and $8.2 million, respectively. Our net expenses included management fees attributed to the Adviser of $1.8 million and $0 for the six months ended June 30, 2024 and 2023, respectively, which were waived by the Adviser subsequent to December 31, 2022.

The decrease in net operating expenses during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, was primarily due to lower interest and credit facility expenses during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to a decrease in our weighted averaging outstanding credit facility balance. This decrease was partially offset by an increase in interest expense on repurchase transactions due to increases in interest rates during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Net realized loss on investments

Our net realized loss on investments for the three and six months ended June 30, 2024 was $0. We did not recognize a net loss on investments for the three and six months ended June 30, 2024 as we did not dispose of any investments during those periods.

Our net realized loss on investments for the three and six months ended June 30, 2023 was $2.0 million. Our net loss on investments for the three and six months ended June 30, 2023 was entirely due to our disposition of our revolver and preferred equity from Guardia LLC.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2024 and 2023 was ($35.9) million and $4.9 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	Term Loan	$(15,370)
H-D Advanced Manufacturing Company	Term Loan	(5,600)
Pace Industries, Inc.	Revolver	(5,177)
Animal Supply Company, LLC	Term Loan	(3,836)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(3,423)
TCW DLSV LLC	Preferred membership Interests	(3,223)
Retail & Animal Intermediate, LLC	Delayed Draw Priming Term Loan	2,242
All others	Various	(1,543)
Net change in unrealized appreciation/(depreciation)		$(35,930)

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

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2024 and 2023 was ($47.9) million and ($7.3) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	Term Loan	$(14,381)
TCW DLSV LLC	Preferred membership Interests	(7,059)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(6,738)
H-D Advanced Manufacturing Company	Term Loan	(5,810)
Animal Supply Company, LLC	Term Loan	(5,304)
Pace Industries, Inc.	Revolver	(4,879)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(4,203)
Retail & Animal Intermediate, LLC	Delayed Draw Priming Term Loan	2,242
All others	Various	(1,778)
Net change in unrealized appreciation/(depreciation)		$(47,910)

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

Net realized gain on short-term investments

During the three months ended June 30, 2024 and 2023 we incurred $1.5 million and $0.7 million, respectively, in realized gains from our short-term investments in government treasuries.

During the six months ended June 30, 2024 and 2023 we incurred $3.1 million and $1.7 million, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in Members’ Capital from operations

Our Net (decrease) increase in Members’ Capital from operations during the three months ended June 30, 2024 and 2023 was ($29.5) million and $16.8 million, respectively.

Our Net (decrease) increase in Members’ Capital from operations during the six months ended June 30, 2024 and 2023 was ($31.0) million and $13.0 million, respectively.

The Net decrease in Members’ Capital from operations during the three months ended June 30, 2024 compared to the Net increase in Members’ Capital three months ended June 30, 2023 was primarily due to net realized and unrealized losses on our investments of $34.5 million during the three months ended June 30, 2024 compared to net realized and unrealized gains of $3.5 million during the three months ended June 30, 2023 coupled with a decrease in net investment income during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as described above.

The Net decrease in Members’ Capital from operations during the six months ended June 30, 2024 compared to the Net increase in Members' Capital from operations during the six months ended June 30, 2023 was primarily due to net realized and unrealized losses on our investments of $44.8 million during the six months ended June 30, 2024 compared to $7.7 million during the six months ended June 30, 2023 coupled with an decrease in net investment income during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as described above.

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

As of June 30, 2024 and December 31, 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177.0 million subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper (“CP”) rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2024, we were in compliance with such covenants.

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

On April 5, 2024, we entered into the Sixth Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Sixth Amended Credit Agreement"). The Sixth Amended Credit Agreement updated the Applicable Margin from 1.15% to 1.50% for Base Rate Loans and from 2.15% to 2.50% for all other loan types. The maturity date of the loan was also extended 364 days to April 4, 2025.

As of June 30, 2024 and December 31, 2023, the Available Commitment under the Credit Facility was $70.5 million and $75.0 million, respectively.

As of June 30, 2024 and December 31, 2023 the amounts outstanding under the Credit Facility were $81.6 million and $77.1 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2024 and December 31, 2023, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. We incurred financing costs of $0.9 million and $0.5 million in connection with the April 6, 2021 Third Amended Credit Agreement and the April 7, 2023 Fifth Amended Credit Agreement, respectively. We also incurred financing costs of $0.6 million in connection with the April 5, 2024 Sixth Amended Credit Agreement. As of June 30, 2024 and December 31, 2023, $0.5 million and $0.1 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2024 and 2023 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Credit facility interest expense	$1,556	$1,869	$3,029	$3,973
Undrawn commitment fees	78	52	155	101
Administrative fees	—	17	16	33
Amortization of deferred financing costs	151	173	264	310
Total	$1,785	$2,111	$3,464	$4,417
Weighted average interest rate	7.76%	7.17%	7.70%	6.86%
Average outstanding balance	$79,325	$102,975	$77,759	$115,211

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

We had no outstanding Repurchase Obligations as of June 30, 2024 and 2023. Interest expense incurred under these Repurchase Transactions was $1.7 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense incurred under these Repurchase Transactions was $3.4 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively.

A summary of our contractual payment obligations as of June 30, 2024 and December 31, 2023 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2024	$152,000	$81,550	$70,450
Total Debt Obligations – December 31, 2023	$152,000	$77,050	$74,950

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

		June 30, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
H-D Advanced Manufacturing Company	November 2025	$10,300	$566	$—	$—
Pace Industries, Inc.	June 2025	3,254	905	3,671	158
Retail & Animal Intermediate, LLC	November 2025	—	—	2,242	2,241
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Total		$18,475	$1,471	$10,834	$2,399

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2024 and December 31, 2023, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At June 30, 2024, 97.9% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At June 30, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our June 30, 2024 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$6,958	$2,480	$4,478
Up 200 basis points	4,639	1,654	2,985
Up 100 basis points	2,319	827	1,492
Down 100 basis points	(2,319)	(827)	(1,492)
Down 200 basis points	(4,639)	(1,654)	(2,985)
Down 300 basis points	(6,958)	(2,480)	(4,478)

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

10.14

Sixth Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 5, 2024, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on May 10, 2024).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the six months ended June 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 13, 2024	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 13, 2024	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer