Form 10-K
period 2024-12-31
TCW Direct Lending LLC
filed 2025-03-31
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2024, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at March 31, 2025 was 18,034,649.

Documents Incorporated by Reference

TCW Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2024, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED December 31, 2024

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

Item 1. Business

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the private credit team (the “Private Credit Team” fka the “Direct Lending Team”) of the Adviser, a group of investment professionals that will use the same investment strategy employed by the Private Credit Team over the past 24 years.

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

As of December 31, 2024, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

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

The Adviser is a Delaware limited liability company registered with the SEC under the Advisers Act, and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (“TCW”) manages or has committed to manage approximately $195.3 billion of assets as of December 31, 2024. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

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

Investment Strategy and Opportunity

We provide private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated, private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. Historically, our investment bias was towards adjustable-rate, senior secured loans. However, currently, as a result of company level restructurings, a substantial portion of the portfolio is now comprised of equity investments. We do not anticipate a secondary market developing for our private investments. We compensate for the inherent lack of liquidity in our private investments by seeking returns that are higher than those of similar, but more liquid, investments. We consider financings for many different purposes, including corporate acquisitions, growth opportunities, liquidity needs, rescue situations, recapitalizations, DIP loans, bridge loans and Chapter 11 exits. As a result, we may invest in companies that are experiencing, or are likely to experience, operational, capital structure, liquidity and/or other financial difficulties. These investments can be subject to greater credit and liquidity risks, and could be more prone to default.

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

As previously noted, our investment period has ended. Accordingly, while we will not originate new loans, we may increase credit facilities to existing borrower or affiliates. We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The investment philosophy, strategy and approach of the Private Credit Team has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, from time to time we made, and currently have, investments that contain such features, and the majority of our current investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of our portfolio. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

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

Investments

On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $51.2 million and $69.8 million as of December 31, 2024 and 2023, respectively.

Based on fair values as of December 31, 2024, our portfolio consisted of debt and equity investments in seven and six portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 51.9% debt investments which were primarily senior secured, first lien term loans and 48.1% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2024, representing 16.5% and 41.8% of our portfolio’s fair value and cost, respectively.

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

For a further discussion of our investment activities and investment attributes as of December 31, 2024 and 2023, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 12, 2024 the Company’s Board of Directors (the “Board”) reapproved the Investment Advisory and Management Agreement (the “Advisory Agreement”) originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

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

Administration Agreement

On August 12, 2024, the Company’s Board reapproved the Administration Agreement with the Adviser, originally entered into on September 15, 2014, under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

Derivatives

Derivatives are not a significant component of our investment strategy. We retain the flexibility, however, to utilize hedging techniques, such as interest rate swaps, to mitigate potential interest rate risk on our indebtedness. Such interest rate swaps would principally be used to protect us against higher costs on our indebtedness resulting from increases in both short-term and long-term interest rates.

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

Insider Trading Policy

We and the Adviser have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors and officers that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

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

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

Disruption and Instability in Capital Markets. The U.S. and global capital markets experienced extreme volatility and disruption in the past, leading to recessionary conditions and depressed levels of consumer and commercial spending. For instance, failures in the banking sector have caused significant disruption and volatility in U.S. and global markets. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We cannot assure you that these conditions will not reoccur which could lead to a period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

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

War in Israel and Global Geopolitical Risk. On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. The militants launched extensive rocket attacks on the Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas. The intensity and duration of Israel’s war against Hamas is difficult to predict, as are the war’s impacts on global geopolitical stability. Any deterioration in credit markets resulting directly or indirectly from the recent attack by Hamas on Israel from the Gaza Strip could limit the Fund’s ability to obtain external financing. As a result, a downturn in the worldwide economy resulting from these global geopolitical conflicts, as well as others that may arise, could have a material adverse effect on the financial condition of the Fund.

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

Wind Down. Since the Commitment Period ended in September 2017, we generally may not make new investments (other than certain follow-on investments and investments that were significantly in process prior to the termination of the Commitment Period). As a result, during the remainder of our term, fewer investments will be available to generate cash flow, decreasing the amount of distributions of income. The increased relative concentration of our portfolio in fewer investments increases the risk that losses in one of those investments will have a greater impact on the overall remaining portfolio. In addition, we will continue to incur expenses and other liabilities for the remainder of our term, which will reduce the amount ultimately available for distribution to Members. Amounts distributed to Members in connection with any dissolution and liquidation may be subject to clawback pursuant to the terms of the LLC Agreement.

Further, some of our remaining investments (including certain equity investments) may require additional time beyond the Company’s current term before we can dispose of them at a favorable price or otherwise recoup our investment. On April 30, 2021, the Board elected to extend the Company’s term until September 2022. Any further extensions will require Member approval. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders. On May 11, 2023 the term of the Company was extended for an additional one-year period from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders. On July 11, 2024, the Company's term was extended for an additional one-year period from September 19, 2024 to September 19, 2025 via a supermajority vote of the Unitholders. If we are unable to extend the Company’s term beyond September 19, 2025, we may be required to dispose of our remaining investments at unfavorable prices.

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

Reliance upon Consultants. The Adviser may rely upon independent consultants in connection with its evaluation of existing investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

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

Terrorist Action. There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in global markets. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions and market liquidity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors (the “Board”) is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through a entity-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

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
•
Technical Safeguards: The Adviser implements technical safeguards that are designed to protect the Adviser’s information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as assistance from third party experts where necessary.
•
Incident Response and Recovery Planning: The Adviser has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Adviser’s response to a cybersecurity incident. The Adviser conducts occasional tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Adviser maintains a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Adviser’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside consultants who advise on the Adviser’s cybersecurity systems.
•
Education and Awareness: The Adviser provides regular, mandatory training for all levels of personnel regarding cybersecurity threats as a means to equip the Adviser’s personnel with effective tools to address cybersecurity threats, and to communicate the Adviser’s evolving information security policies, standards, processes, and practices.

The Adviser conducts periodic assessment and testing of its policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. This includes penetration testing of network infrastructure and phishing tests targeting the Adviser’s employees. The results of such assessments and reviews are evaluated by management, and the Adviser adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments and reviews.

Governance

The Board receives annual updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company’. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

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

As of December 31, 2024, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

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

Investment Activity

As of December 31, 2024, our portfolio consisted of debt and equity investments in seven and six portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of December 31, 2024, our portfolio was comprised of 51.9% debt investments which were primarily senior secured, first lien term loans and 48.1% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2024, representing 16.5% and 41.8% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2024:

Industry	Percent of Total Investments
Industrial Conglomerates	24%
Metals & Mining	16%
Investment Funds & Vehicles	16%
Diversified Consumer Services	15%
Household Durables	11%
Hotels, Restaurants & Leisure	9%
Pharmaceuticals	8%
Distributors	1%
Total	100%

Results of Operations

Our operating results for the years ended December 31, 2024, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Total investment income	$31,478	$53,243	$43,224
Net expenses	15,296	15,666	13,068
Net investment income	16,182	37,577	30,156
Net realized loss on investments	(9,398)	(26,768)	—
Net change in unrealized appreciation/(depreciation) on investments	(105,977)	5,423	13,192
Net realized gain on short-term investments	5,737	4,292	63
Net (decrease) increase in Members’ Capital from operations	$(93,456)	$20,524	$43,411

Total investment income

Total investment income for the years ended December 31, 2024, 2023 and 2022 was $31.5 million, $53.2 million and $43.2 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest income	$10,042	$26,854	$13,499
Interest income paid-in-kind	15,344	17,571	24,367
Dividend income	5,956	8,596	5,200
Other fee income	136	222	158
Total investment income	$31,478	$53,243	$43,224

The decrease in total investment income during the years ended December 31, 2024 compared to the year ended December 31, 2023, was primarily due to a decrease in interest income coupled with a decrease in dividend income from TCW Direct Lending Strategic Ventures. Interest income decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023 due to the H-D Advanced Manufacturing Company term loan being reorganized into a term loan with Overton Chicago Gear, LLC and Class A units of Precision Products Machining Group, LLC during the year ended December 31, 2024. The equitization of a portion of the H-D term loan and a lower interest rate on the Overton Chicago Gear, LLC term loan reduced accrued interest for the period. In addition, the Pace Industries, Inc. revolver was placed into non-accrual status during the year ended December 31, 2024 which reduced accrued interest on the loan.

The increase in total investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily due to an increase in interest rates on our debt investments during the year ended December 31, 2023 compared to the year ended December 31, 2022. During the year ended December 31, 2022, most of our debt investments earned interest income based on their respective interest rate floors, whereas during the year ended December 31, 2023 all of our debt investments earned interest above their respective interest rate floors. Additionally, dividend income increased due to dividends from our equity investments in TCW Strategic Ventures and SSI Parent, LLC (fka School Specialty, Inc.).

Total expenses

Total expenses for the years ended December 31, 2024, 2023 and 2022 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Expenses
Interest and credit facility expenses	$7,267	$7,986	$5,648
Interest expense on repurchase transactions	6,469	5,922	1,566
Management fees	3,589	4,000	4,015
Professional fees	626	717	679
Administrative fees	484	547	629
Directors’ fees	322	320	327
Other expenses	128	174	204
Total expenses	$18,885	$19,666	$13,068
Expenses waived by the Adviser	(3,589)	(4,000)	—
Net Expenses	$15,296	$15,666	$13,068

Our total expenses were $18.9 million, $19.7 million and $13.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our operating expenses included management fees attributed to the Adviser of $3.6 million, $4.0 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The decrease in total expenses during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to lower interest and credit facility expenses and was partially offset by higher interest expense on repurchase transactions during the year ended December 31, 2024 compared to the year ended December 31, 2023, as described above.

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

Net expenses for the year ended December 31, 2024 and December 31, 2023 include $3.6 million and $4.0 million, respectively, of management fees that were waived by the Adviser. In connection with the extension of our term from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders, our Adviser agreed to waive management fees earned from and after December 31, 2022.

Net investment income

Our net investment income for the years ended December 31, 2024, 2023 and 2022 was $16.2 million, $37.6 million and $30.2 million, respectively.

The decrease in net investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to lower total investment income as described above partially offset by lower net expenses. The decrease in net expenses was primarily attributable to lower interest and credit facility expenses and was partially offset by higher interest expense on repurchase transactions. The decrease in interest and credit facility expenses was due to a higher average outstanding balance partially offset by a higher weighted average interest rate. The increase in interest expense on repurchase transactions was due to a higher weighted average interest rate during the year ended December 31, 2024 compared to the year ended December 31, 2023. Total management fees of $3.6 million were waived by the Adviser during the year ended December 31, 2024 as the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

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

Net realized loss on investments

Our net realized loss on investments for the years ended December 31, 2024, 2023 and 2022 was $9.4 million, $26.8 and $0, respectively.

Our net realized loss on investments during the year ended December 31, 2024 was entirely attributable to our full disposition of the Quantum Corporation common stock coupled with the full disposition of the H-D Advanced Manufacturing Company term loan.

Our net realized loss on investments during the year ended December 31, 2023 was entirely attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Retail & Animal Intermediate, LLC	Subordinated Loan	$(23,151)	*
Guardia LLC	Revolver	(1,929)	*
Animal Supply Holdings, LLC	Class A Common	(1,573)	*
PNI Litigation Trust (Guardia LLC)	Preferred Equity	(115)	*
Net Realized Loss		$(26,768)

* Includes reversals of previously recognized unrealized appreciation/(depreciation).

The Company did not have any realized gain or loss on investments during the year ended December 31, 2022 as no investments were disposed of during the year ended December 31, 2022.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the years ended December 31, 2024, 2023 and 2022 was ($106.0) million, $5.4 million and $13.2 million, respectively.

Our net change in unrealized appreciation/(depreciation) for the year ended December 31, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Quantum Corporation	Common Stock	$5,864	*
SSI Parent, LLC (fka School Specialty, Inc.)	Class A Preferred Stock	2,661
Retail & Animal Intermediate, LLC	Delayed Draw Priming Term Loan	2,242
Cedar Ultimate Parent, LLC	Class A Preferred Units	(3,577)
RT Holdings Parent, LLC	Class A Units	(4,290)
Pace Industries, Inc.	Revolver	(6,464)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(14,983)
TCW DLSV LLC	Preferred membership Interests	(16,670)
Animal Supply Company, LLC	Term Loan	(18,316)
Pace Industries, Inc.	Term Loan	(22,358)
Precision Products Machining Group, LLC	Class A Units	(29,297)
All others	Various	(789)
Net change in unrealized appreciation/(depreciation)		$(105,977)

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

Net realized gain on short-term investments

During the years ended December 31, 2024, 2023 and 2022 we earned $5.7 million, $4.3 million and $0.1 million, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in members’ capital from operations

Our net (decrease) increase in members’ capital from operations during the years ended December 31, 2024, 2023 and 2022 was ($(93.5) million, $20.5 million and $43.4 million, respectively.

The relative decrease during the year ended December 31, 2024 is primarily due to lower net investment income coupled with higher net realized and unrealized losses during the year ended December 31, 2024 compared to the year ended December 31, 2023.

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

On July 11, 2022, our Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. We effected this commitment reduction by reducing the number of outstanding undrawn units and thereby reducing total Units from 20,134,698 to 18,034,649. Such Unit reduction was proportionately effected for each Member and therefore has no impact on each Member’s percentage interest in us. As of December 31, 2024, 2023 and 2022, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	December 31,
	2024	2023	2022
Commitments	$1,803,465	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%	89.0%
Units	18,034,649	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2024, we were in compliance with such covenants.

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

As of December 31, 2024 and 2023, the Available Commitment under the Amended Credit Agreement was $59.4 million and $75.0 million, respectively.

As of December 31, 2024 and 2023, the amounts outstanding under the Credit Facility were $92.7 million and $77.1 million, respectively The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2024 and 2023, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2024 and 2023, $0.2 million and $0.1 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2024, 2023 and 2022 was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Credit facility interest expense	$6,315	$7,139	$4,484
Undrawn commitment fees	290	241	240
Administrative fees	49	65	67
Amortization of deferred financing costs	613	541	857
Total	$7,267	$7,986	$5,648
Weighted average interest rate	7.61%	7.13%	3.76%
Average outstanding balance	$81,582	$98,800	$117,768

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

The Repurchase Transactions entered into during the years ended December 31, 2024, 2023, and 2022, had average principal balances of $455.0 million, $492.3 million, and $499.4 million, respectively and weighted average interest rates of 5.48%, 5.05%, and 1.23%, respectively.

The net proceeds received from Repurchase Transactions during the years ended December 31, 2024, 2023, and 2022 was a net loss of $0.7 million (comprised of interest expense of $6.5 million net of realized gains on short-term investments of $5.7 million), $1.6 million (comprised of interest expense of $5.9 million net of realized gains on short-term investments of $4.3 million), and $1.5 million (comprised of interest expense of $1.6 million net of realized gains on short-term investments of $0.1 million), respectively.

We had no outstanding Repurchase Obligations as December 31, 2024 and 2023. Interest expense incurred under these Repurchase Transactions was $6.5 million, $5.9 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

We had the following unfunded commitments and unrealized losses by investment as of December 31, 2024 and 2023 (dollar amounts in thousands):

		December 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	January 2028	$7,268	$—	$—	$—
Pace Industries, Inc.	June 2025	2,336	1,007	3,671	158
Retail & Animal Intermediate, LLC	November 2025	—	—	2,242	2,241
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Total		$14,525	$1,007	$10,834	$2,399

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2024 and 2023, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. At December 31, 2024, 69.5% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At December 31, 2024, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our December 31, 2024 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,520	$2,818	$(298)
Up 200 basis points	1,680	1,879	(199)
Up 100 basis points	840	939	(99)
Down 100 basis points	(840)	(939)	99
Down 200 basis points	(1,680)	(1,879)	199
Down 300 basis points	(2,520)	(2,818)	298

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024.

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

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the twelve months ended December 31, 2024

99.2*	Consolidated Financial Statements of Precision Products Machining Group, LLC and Subsidiaries for the period from August 23, 2024 through December 31, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: March 31, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director
(Principal Executive Officer)

Date: March 31, 2025	By:	/s/ David R. Adler
David R. Adler
Director

Date: March 31, 2025	By:	/s/ William Cobb
William Cobb
Director

Date: March 31, 2025	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: March 31, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and portfolio companies; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $280,351,894 as of December 31, 2024.

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

Los Angeles, California

March 31, 2025

We have served as the auditor of one or more investment companies within the group of investment companies since 2014.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(2)(3)(8)	08/14/20	Term Loan - 13.28% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	0.3%	$32,679,831	08/14/25	$27,362,675	$686,276
	Animal Supply Company, LLC(3)	05/29/24	First Out Term Loan - 13.09% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	1.1%	2,703,724	08/14/25	2,678,367	2,703,724
	Retail & Animal Intermediate, LLC(2)(3)(8)	07/29/22	Delayed Draw Priming Term Loan - 20.00% inc PIK (20.00%, Fixed Coupon, all PIK)	0.0%	3,449,204	11/14/25	2,816,305	—
				1.4%			32,857,347	3,390,000
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 12.46% (SOFR + 8.00%, 1.25% Floor)	3.2%	8,065,952	12/29/26	8,058,439	8,065,952
				3.2%			8,058,439	8,065,952
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 16.65% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	3.7%	9,389,540	02/24/27	9,359,075	9,389,540
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 20.65% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	1.1%	2,168,392	02/24/27	2,168,392	2,928,001
				4.8%			11,527,467	12,317,541
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 12.65% (SOFR + 8.00%, 1.50% Floor)	5.5%	14,018,452	12/31/26	14,018,421	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	2.3%	5,844,291	12/31/26	5,776,954	5,844,291
				7.8%			19,795,375	19,862,743
Industrial Conglomerates
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Revolver - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	2.3%	5,829,929	01/31/28	5,829,929	5,829,929
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Term Loan A - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	16.0%	40,929,861	01/31/28	40,915,831	40,929,861
				18.3%			46,745,760	46,759,790
Metals & Mining
	Pace Industries, Inc.(2)(4)(8)	06/01/20	HoldCo Term Loan - 6.58% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	0.0%	103,197,685	06/01/40	78,137,869	—
	Pace Industries, Inc.(2)(4)(8)	06/01/20	Term Loan - 12.83% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	16.8%	75,433,976	06/01/25	68,097,904	42,921,932
	Pace Industries, Inc.(2)(4)(8)	10/07/22	Revolver - 12.73% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	4.4%	19,755,465	06/01/25	17,533,344	11,240,860
				21.2%			163,769,117	54,162,792
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 13.12% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	10.8%	27,993,467	01/31/26	28,041,810	27,657,545
				10.8%			28,041,810	27,657,545
	Total Debt Investments			67.5%			310,795,315	172,216,363

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class A Preferred Stock	7.1%	806,264	$8,062,637	$18,060,308
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class B Preferred Stock	2.1%	359,474	356,635	5,284,268
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Common Stock	6.6%	80,700	53,889	16,945,063
			15.8%		8,473,161	40,289,639
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(7)	Class A Units	5.9%	5,475,885	5,133,708	15,197,224
	RT Holdings Parent, LLC(2)(4)(7)	Warrant, expires 2/24/27	1.0%	912,647	—	2,532,687
	RT Holdings Parent, LLC(2)(4)(7)	Class P-1 Units	0.1%	105,624	133,086	293,001
	RT Holdings Parent, LLC(2)(4)(7)	Class P-2 Units	0.0%	53,104	66,914	68,000
			7.0%		5,333,708	18,090,912
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class A Preferred Units	6.4%	9,297,990	9,187,902	16,403,979
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class D Preferred Units	0.0%	2,900,000	—	—
			6.4%		9,187,902	16,403,979
Industrial Conglomerates
	Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)(2)(4)(7)	Class A Units	13.0%	100,000	62,647,925	33,351,000
			13.0%		62,647,925	33,351,000
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(6)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(6)	Preferred membership Interests	20.0%	65,000	65,000,000	51,230,479
			20.0%		65,000,000	51,230,479
Metals & Mining
	Pace Industries, Inc.(2)(4)(7)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
	Total Equity Investments		62.2%		152,753,218	159,366,009
	Total Debt & Equity Investments(8)		129.7%		463,548,533	331,582,372
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.39%, Class X (FGXXX)		0.7%	1,765,814	1,765,814	1,765,814
	Total Cash Equivalents		0.7%		1,765,814	1,765,814
	Short-term Investments
	U.S. Treasury Bill, Yield 4.46%, Maturity Date 04/03/25		164.4%	425,000,000	420,466,431	420,466,431
	Total Short-term Investments		164.4%		420,466,431	420,466,431
	Total Investments (294.7%)				$885,780,778	$753,814,617
	Net unrealized depreciation on unfunded commitments (-0.4%)					(1,006,980)
	Liabilities in Excess of Other Assets (-194.3%)					(497,024,896)
	Net Assets (100.0%)					$255,782,741

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and 2024 along with transactions during the year ended December 31, 2024 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/Dividend/ Other income
Animal Supply Company, LLC First Out Term Loan - 13.09%	$—	$2,678,367	$—	$—	$25,357	$2,703,724	$233,844
Animal Supply Company, LLC Term Loan - 13.28%	19,054,378	—	(52,086)	—	(18,316,016)	686,276	(29,212)
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan - 20.00%	—	—	—	—	—	—	—
Total Non-Controlled Affiliated Investments	$19,054,378	$2,678,367	$(52,086)	$—	$(18,290,659)	$3,390,000	$204,632

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and 2024 along with transactions during the year ended December 31, 2024 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,020,439	$756,515	$—	$—	$67,337	$5,844,291	$764,721
Cedar Electronics Holdings, Corp Term Loan - 12.65%	14,018,452	—	—	—	—	14,018,452	2,130,117
Cedar Ultimate Parent, LLC Class A Preferred Unit	19,981,009	—	—	—	(3,577,030)	16,403,979	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Revolver - 6.00%	—	5,829,929	—	—	—	5,829,929	123,222
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Term Loan - 6.00%	—	40,915,831	—	—	14,031	40,929,862	938,236
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. HoldCo Term Loan - 6.58%	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 12.83%	62,986,086	2,294,114	—	—	(22,358,268)	42,921,932	1,714,144
Pace Industries, LLC Revolver Opco - 12.73%	15,069,743	1,786,486	—	—	(5,615,369)	11,240,860	134,785
Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) Class A Units	—	62,647,925	—	—	(29,296,925)	33,351,000	—
RT Holdings Parent, LLC Class A Unit	19,487,032	—	—	—	(4,289,808)	15,197,224	—
RT Holdings Parent, LLC Warrant	3,247,928	—	—	—	(715,241)	2,532,687	—
RT Holdings Parent, LLC P-1 Units	376,000	—	—	—	(82,999)	293,001	—
RT Holdings Parent, LLC P-2 Units	110,000	—	—	—	(42,000)	68,000	—
Ruby Tuesday Operations, LLC Term Loan - 16.65%	6,696,255	2,856,227	(193,406)	—	30,464	9,389,540	1,482,899
Ruby Tuesday Operations, LLC Incremental Term Loan - 20.65%	2,940,257	417,510	—	—	(429,766)	2,928,001	425,897
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	31,928,148	—	—	—	(14,983,085)	16,945,063	795,969
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	15,399,637	—	—	—	2,660,671	18,060,308	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	4,888,847	—	—	—	395,421	5,284,268	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 12.46%	8,808,264	8,240	(738,177)	—	(12,375)	8,065,952	1,173,155
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	69,780,704	—	(1,880,000)	—	(16,670,225)	51,230,479	5,160,000
Total Controlled Affiliated Investments	$280,738,801	$117,512,777	$(2,811,583)	$—	$(94,905,167)	$300,534,828	$14,843,145

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)
Holdings of SSI Parent, LLC (fka School Specialty, Inc.) Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(6)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2024, $51,230,479 or 6.6% of the Company’s total assets were represented by “non-qualifying assets.”
(7)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities was $108,135,530, or 14.0% of the Company’s total assets.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

(8)
Investment is in default as of December 31, 2024.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $26,994,359 and $20,960,322, respectively, for the period ended December 31, 2024. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/ Dividend/ Other income
Animal Supply Holdings LLC Class A Common	$—	$—	$—	$(1,572,727)	$1,572,727	$—	$—
Animal Supply Company, LLC Term Loan - 9.50%	22,624,644	2,742,303	—	—	(6,312,569)	19,054,378	2,748,900
Guardia LLC (fka Carrier & Technology, LLC) Revolver - 8.75%	2,604,562	1,072	—	(1,928,556)	(677,078)	—	—
PNI Litigation Trust (fka Guardia) Preferred Equity	—	—	—	(115,715)	115,715	—	—
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan	—	2,816,304	—	—	(2,816,304)	—	312,939
Retail and Animal Intermediate Subordinated Loan - 7.00%	—	—	—	(23,151,201)	23,151,201	—	—
Total Non-Controlled Affiliated Investments	$25,229,206	$5,559,679	$—	$(26,768,199)	$15,033,692	$19,054,378	$3,061,839

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

Name of Investment	Fair Value at December 31, 2022	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2023	Interest/ Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$4,316,274	$704,165	$—	$—	$—	$5,020,439	$773,261
Cedar Electronics Holdings, Corp Term Loan - 9.50%	15,126,452	532	(1,107,870)	—	(662)	14,018,452	2,083,627
Cedar Ultilate Parent, LLC Class A Preferred Unit	11,753,031	—	—	—	8,227,978	19,981,009	—
Cedar Ultilate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultilate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	31,455,178	—	—	—	(31,455,178)	—	17,031
Pace Industries, Inc. Term Loan - 9.75%	57,579,326	8,245,605	—	—	(2,838,845)	62,986,086	8,439,162
Pace Industries, LLC Revolver Opco	8,616,757	7,130,100	—	—	(677,114)	15,069,743	1,831,440
RT Holdings Parent, LLC Class A Unit	19,103,720	—	—	—	383,312	19,487,032	—
RT Holdings Parent, LLC Warrant	3,184,225	—	—	—	63,703	3,247,928	—
Ruby Tuesday Operations, LLC Term Loan	6,715,899	999,628	(1,019,272)	—	—	6,696,255	1,327,622
Ruby Tuesday Operations, LLC Incremental Term Loan	—	1,750,882	—	—	1,189,375	2,940,257	318,000
Ruby Tuesday Operations, LLC Revolver - 2.78%	—	—	—	—	—	—	62,186
Ruby Tuesday P-1 Units	368,005	—	—	—	7,995	376,000	—
Ruby Tuesday P-2 Units	106,999	—	—	—	3,001	110,000	—
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	27,419,241	—	—	—	4,508,907	31,928,148	6,196,400
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	13,061,335	—	—	—	2,338,302	15,399,637	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	4,529,373	—	—	—	359,474	4,888,847	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 9.25%	35,383,037	—	(26,467,962)	—	(106,811)	8,808,264	2,351,953
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	84,141,713	—	(18,000,000)	—	3,638,991	69,780,704	2,400,000
Total Controlled Affiliated Investments	$322,860,565	$18,830,912	$(46,595,104)	$—	$(14,357,572)	$280,738,801	$25,800,682

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2024

	As of December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $28,041 and $148,612, respectively)	$27,658	$142,401
Non-controlled affiliated investments (amortized cost of $32,857 and $30,231, respectively)	3,390	19,054
Controlled affiliated investments (amortized cost of $402,649 and $287,948, respectively)	300,535	280,739
Cash and cash equivalents	17,736	2,372
Short-term investments	420,466	491,966
Interest income receivable	1,059	2,466
Deferred financing costs	166	122
Prepaid and other assets	30	34
Total Assets	$771,040	$939,154
Liabilities
Payable for short-term investments purchased	$420,466	$491,966
Credit facility payable	92,650	77,050
Unrealized depreciation on unfunded commitments	1,007	2,399
Interest and credit facility expense payable	589	571
Other accrued expenses and other liabilities	545	429
Total Liabilities	515,257	572,415
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,117,327)	(1,115,045)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	472,261	474,543
Accumulated overdistributed earnings	(216,478)	(107,804)
Total Members’ Capital	255,783	366,739
Total Liabilities and Members’ Capital	$771,040	$939,154
Net Asset Value Per Unit (accrual base) (Note 12)(1)	$25.22	$31.38

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2024

	For the Year Ended December 31,
	2024	2023	2022
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$6,708	$21,354	$4,879
Interest income paid-in-kind	9,715	2,954	16,929
Other fee income	7	72	8
Non-controlled affiliated investments:
Interest income	(31)	270	11
Interest income paid-in-kind	213	2,767	2,474
Other fee income	23	25	25
Controlled affiliated investments:
Interest income	3,365	5,230	8,609
Interest income paid-in-kind	5,416	11,850	4,964
Dividend income	5,956	8,596	5,200
Other fee income	106	125	125
Total investment income	31,478	53,243	43,224
Expenses
Interest and credit facility expenses	7,267	7,986	5,648
Interest expense on repurchase transactions	6,469	5,922	1,566
Management fees (Note 4)	3,589	4,000	4,015
Professional fees	626	717	679
Administrative fees	484	547	629
Directors’ fees	322	320	327
Other expenses	128	174	204
Total expenses	18,885	19,666	13,068
Expenses waived by the Adviser	(3,589)	(4,000)	—
Net expenses	15,296	15,666	13,068
Net investment income	16,182	37,577	30,156
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled/non-affiliated investments	(9,398)	—	—
Non-controlled affiliated investments	—	(26,768)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	7,219	4,747	25,375
Non-controlled affiliated investments	(18,291)	15,034	(6,099)
Controlled affiliated investments	(94,905)	(14,358)	(6,084)
Net realized gain on short-term investments	5,737	4,292	63
Net realized and unrealized (loss) gain on investments	(109,638)	(17,053)	13,255
Net (decrease) increase in Members’ Capital from operations	$(93,456)	$20,524	$43,411
Basic and diluted:
(Loss) income per unit	$(5.18)	$1.14	$2.41
Units outstanding	18,034,649	18,034,649	18,034,649

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

December 31, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at December 31, 2021	$490,088	$(100,784)	$389,304
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	30,156	30,156
Net realized gain on investments	—	63	63
Net change in unrealized appreciation/(depreciation) on investments	—	13,192	13,192
Distributions to Members from:
Distributable earnings	—	(26,873)	(26,873)
Return of capital	(12,627)	—	(12,627)
Total (Decrease) Increase in Members’ Capital for the year ended December 31, 2022	(12,627)	16,538	3,911
Tax reclassification of Members' Capital	(3)	3	—
Members’ Capital at December 31, 2022	477,458	(84,243)	393,215
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	37,577	37,577
Net realized loss on investments	—	(22,476)	(22,476)
Net change in unrealized appreciation/(depreciation) on investments	—	5,423	5,423
Distributions to Members from:
Distributable earnings	—	(44,085)	(44,085)
Return of capital	(2,915)	—	(2,915)
Total Decrease in Members’ Capital for the year ended December 31, 2023	(2,915)	(23,561)	(26,476)
Members’ Capital at December 31, 2023	474,543	(107,804)	366,739
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	16,182	16,182
Net realized loss on investments	—	(3,661)	(3,661)
Net change in unrealized appreciation/(depreciation) on investments	—	(105,977)	(105,977)
Distributions to Members from:
Distributable earnings	—	(15,218)	(15,218)
Return of capital	(2,282)	—	(2,282)
Total Decrease in Members’ Capital for the year ended December 31, 2024	(2,282)	(108,674)	(110,956)
Members’ Capital at December 31, 2024	$472,261	$(216,478)	$255,783

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2024

	For the Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(93,456)	$20,524	$43,411
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(11,650)	(9,712)	(8,672)
Purchases of short-term investments	(420,466)	(491,966)	(501,075)
Interest income paid in-kind	(15,344)	(17,571)	(24,367)
Proceeds from sales and paydowns of investments	20,960	81,883	26,229
Proceeds from sales of short-term investments	497,703	505,367	549,993
Realized gain on short-term investments	(5,737)	(4,292)	(63)
Net realized loss on investments	9,398	26,768	—
Change in net unrealized (appreciation)/depreciation on investments	105,977	(5,423)	(13,192)
Amortization of premium and accretion of discount, net	(121)	(286)	(126)
Amortization of deferred financing costs	613	541	857
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	1,407	(801)	(57)
(Increase) decrease in prepaid and other assets	4	18	21
Increase (decrease) in payable for short-term investments purchased	(71,500)	(9,109)	(48,855)
Increase (decrease) in interest and credit facility expense payable	18	(150)	454
Increase (decrease) in management fees payable	—	(999)	(56)
Increase (decrease) in other accrued expenses and liabilities	116	100	167
Net cash provided by operating activities	17,922	94,892	24,669
Cash Flows from Financing Activities
Return of capital	(2,282)	(2,915)	(12,627)
Distributions to Members	(15,218)	(44,085)	(26,873)
Deferred financing costs paid	(658)	(543)	(478)
Proceeds from credit facility	20,600	2,000	11,000
Repayments of credit facility	(5,000)	(51,200)	—
Net cash used in financing activities	(2,558)	(96,743)	(28,978)
Net increase (decrease) in cash and cash equivalents	15,364	(1,851)	(4,309)
Cash and cash equivalents, beginning of period	2,372	4,223	8,532
Cash and cash equivalents, end of period	$17,736	$2,372	$4,223
Supplemental and non-cash financing activities
Interest expense paid	$6,291	$7,309	$4,020
Non-cash purchases of investments due to reorganization	$(105,339)	$—	$—
Non-cash sales of investments due to reorganization	$105,339	$—	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2024

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

As of December 31, 2024, the Company has three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring (See Note 11).

The consolidated financial statements in this annual report on Form 10-K include the accounts of the Company and any wholly-owned subsidiaries which meet the definition of an investment company, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). All significant intercompany transactions and balances have been eliminated in consolidation.

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

December 31, 2024

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2024, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2024 was $100,875.

2. Significant Accounting Policies

Basis of Presentation: The consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is an investment company following accounting and reporting guidance in FASB ASC Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company's consolidated financial statements include the results of its wholly-owned subsidiaries which meet the definition of "investment company," in accordance with ASC 946.

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

December 31, 2024

2. Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2024, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2024, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

2. Significant Accounting Policies (Continued)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. On January 1, 2024, the Company adopted ASU 2023-07 and the adoption did not have a material impact on the consolidated financial statements.

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

December 31, 2024

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$172,216	$—	$172,216
Equity	—	—	108,136	—	108,136
Investment Funds & Vehicles (1)	—	—	—	51,230	51,230
Short- term investments	420,466	—	—	—	420,466
Cash equivalents	1,766	—	—	—	1,766
Total	$422,232	$—	$280,352	$51,230	$753,814

(1)
Includes equity investments in Strategic Ventures. In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

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

(1)
Includes equity investments in Strategic Ventures. In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the years ended December 31, 2024 and 2023:

	Debt	Equity	Total
Balance, January 1, 2024	$276,377	$95,419	$371,796
Purchases, including payments received in-kind	69,686	62,647	132,333
Sales and paydowns of investments	(122,335)	—	(122,335)
Amortization of premium and accretion of discount, net	121	—	121
Net realized losses	(5,000)	—	(5,000)
Net change in unrealized appreciation/(depreciation)	(46,633)	(49,930)	(96,563)
Balance, December 31, 2024	$172,216	$108,136	$280,352
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2024	$(46,584)	$(49,930)	$(96,514)

	Debt	Equity	Total
Balance, January 1, 2023	$349,861	$79,526	$429,387
Purchases, including payments received in-kind	27,283	—	27,283
Sales and paydowns of investments	(63,882)	—	(63,882)
Amortization of premium and accretion of discount, net	286	—	286
Net realized losses	(25,080)	(1,688)	(26,768)
Net change in unrealized appreciation/(depreciation)	(12,091)	17,581	5,490
Balance, December 31, 2023	$276,377	$95,419	$371,796
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2023	$(34,565)	$15,893	$(18,672)

The Company did not have any transfers between levels during the years ended December 31, 2024 and 2023.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2024.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$27,658	Income Method	Discount Rate	13.3% to 16.6%	15.0%	Decrease
Debt	$27,929	Market Method	EBITDA Multiple	5.3x to 7.3x	6.5x	Increase
Debt	$113,239	Market Method	Revenue Multiple	0.1x to 1.4x	0.8x	Increase
Debt	$3,390	Market Method	Indicative Bid	0.0% to 100.0%	48.7%	Increase
Equity	$56,695	Market Method	EBITDA Multiple	5.3x to 7.3x	6.0x	Increase
Equity	$51,441	Market Method	Revenue Multiple	0.1x to 1.4x	0.9x	Increase

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

December 31, 2024

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

For the years ended December 31, 2024, 2023 and 2022, Management Fees incurred amounted to $3,589, $4,000 and $4,015, respectively, of which $0 and $0 remained payable at December 31, 2024 and 2023, respectively.

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

December 31, 2024

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

No Incentive Fees were incurred during years ended December 31, 2024, 2023 and 2022.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	January 2028	$7,268	$—	$—	$—
Pace Industries, Inc.	June 2025	2,336	1,007	3,671	158
Retail & Animal Intermediate, LLC	November 2025	—	—	2,242	2,241
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2025	4,921	—	4,921	—
Total		$14,525	$1,007	$10,834	$2,399

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2024 and 2023, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

6. Members’ Capital

During the years ended December 31, 2024, 2023 and 2022, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Units at beginning of year	18,034,649	18,034,649	20,134,698
Units reduced during the period	—	—	(2,100,049)
Units issued and committed at end of year	18,034,649	18,034,649	18,034,649

For the years ended December 31, 2024, 2023 and 2022, the Company processed $0 deemed distributions and re-contributions.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

7. Credit Facility (Continued)

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2024, the Company was in compliance with such covenants.

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

As of December 31, 2024 and 2023, the Available Commitment under the Amended Credit Agreement was $59,350 and $74,950, respectively.

As of December 31, 2024 and 2023, the amounts outstanding under the Credit Facility were $92,650 and $77,050, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2024 and 2023, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on the Company's Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2024 and 2023, $166 and $122, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

7. Credit Facility (Continued)

The summary information regarding the Credit Facility for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Credit facility interest expense	$6,315	$7,139	$4,484
Undrawn commitment fees	290	241	240
Administrative fees	49	65	67
Amortization of deferred financing costs	613	541	857
Total	$7,267	$7,986	$5,648
Weighted average interest rate	7.61%	7.13%	3.76%
Average outstanding balance	$81,582	$98,800	$117,768

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

The Repurchase Transactions entered into during the years ended December 31, 2024, 2023, and 2022, had average principal balances of $455,030, $492,332, and $499,403, respectively and weighted average interest rates of 5.48%, 5.05%, and 1.23%, respectively.

The net proceeds received from Repurchase Transactions during the years ended December 31, 2024, 2023, and 2022 was a net loss of $732 (comprised of interest expense of $6,469 net of realized gains on short-term investments of $5,737), $1,630 (comprised of interest expense of $5,922 net of realized gains on short-term investments of $4,292), and $1,503 (comprised of interest expense of $1,566 net of realized gains on short-term investments of $63), respectively.

The Company has no outstanding Repurchase Obligations as December 31, 2024 and 2023. Interest expense incurred under these Repurchase Transactions was $6,469, $5,922, and $1,566 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

9. Income Taxes (Continued)

As of December 31, 2024, 2023 and 2022, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Cost of investments for federal income tax purposes	$907,676	$983,943	$1,051,514
Unrealized appreciation	$52,694	$76,582	$57,357
Unrealized depreciation	$(206,556)	$(123,992)	$(88,118)
Net unrealized depreciation on investments	$(153,862)	$(47,410)	$(30,761)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2024, 2023 and 2022. These differences result primarily from net operating losses, differences in accounting for partnership interests, and amendment fees reclassified as capital gains.

	For the Year Ended December 31,
	2024	2023	2022
Common Unitholders tax reclassification	$—	$—	$(3)
Undistributed net investment (loss) income	$(918)	$6,552	$(3,239)
Accumulated net realized gain (loss)	$918	$(6,552)	$3,242

The tax character of shareholder distributions attributable to the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Year Ended December 31,
	2024	2023	2022
Ordinary income	$15,218	$44,085	$26,873
Return of capital	$2,282	$2,915	$12,627

The tax components of distributable earnings on a tax basis for years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Net tax appreciation (depreciation)	$(154,869)	$(49,810)	$(30,761)
Capital loss carryover	$(61,418)	$(57,757)	$(53,201)
Other cumulative effect of timing differences	$(192)	$(236)	$(281)

As of December 31, 2024, the Company had a short-term capital loss carryforward of $0 and a long-term capital loss carryforward of $61,418 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits at December 31, 2024 or 2023, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

10. Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company's Chief Financial Officer, serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in members' capital from operations, changes in members' capital from Company share transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company's Consolidated Statements of Assets and Liabilities as members' capital, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

11. Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development corporation to determine if any of its controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. Rule 3-09 requires separate audited financial statements of an unconsolidated majority owned subsidiary in an annual report if any of the tests exceed the thresholds noted in Rule 1-02(w)(2) whereas Rule 4-08(g) only requires summarized financial information in an annual report if the thresholds are exceeded.

Our investments in TCW Strategic Ventures and Precision Products Machining Group, LLC as of December 31, 2024 exceeded the threshold in at least one of the Rule 3-09 tests. Our investment in TCW Strategic Ventures as of December 31, 2023 exceeded the threshold in at least one of the Rule 3-09 tests. Accordingly, we are attaching the audited financial statements of TCW Strategic Ventures and Precision Products Machining Group, LLC to this Form 10-K. As of December 31, 2024 and 2023, our investment in Pace Industries, Inc. exceeded the threshold in at least one of the Rule 4-08(g) tests. As of December 31, 2022, our investments in Pace Industries and SSI Parent, LLC (fka School Specialty, Inc.) exceeded the threshold in at least one of the Rule 4-08(g) tests. Included below is the summarized financial information for Pace Industries, Inc. and SSI Parent, LLC (fka School Specialty, Inc.):

	As of December 31,
	2024	2023
Selected Balance Sheet Information - Pace Industries, Inc.
Total assets	$305,830	$388,832
Total liabilities	674,000	633,417
Equity	(368,170)	(244,585)

	As of December 28,	As of December 30,
	2024(1)	2023(1)
Selected Balance Sheet Information - SSI Parent, LLC (fka School Specialty, Inc.)
Total assets	$283,200	$268,744
Total liabilities	138,002	115,154
Equity	145,198	153,590

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,
	2024	2023	2022
Selected Income Statement Information - Pace Industries, Inc.
Total revenue	$414,128	$556,108	$657,261
Net loss	(116,817)	(95,542)	(113,346)

	For the Twelve Months Ended December 28,	For the Twelve Months Ended December 30,	For The Twelve Months Ended December 31,
	2024(1)	2023(1)	2022(1)(2)
Selected Income Statement Information - SSI Parent, LLC (fka School Specialty, Inc.)
Total revenue	$663,604	$697,677	$690,847
Net (loss) income	(4,690)	171,528	27,368

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

12. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2024, 2023, 2022, 2021 and 2020 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Year Ended December 31,
	2024(1)	2023(1)	2022(1)	2021(1)	2020(1)
Net Asset Value Per Unit (accrual base), Beginning of Year	$31.38	$32.84	$39.65	$48.54	$63.74
Adjustment due to reduction of undrawn commitments(2)	—	—	(7.02)	—	—
Income from Investment Operations:
Net investment income	0.90	2.08	1.67	1.78	4.00
Net realized and unrealized (loss) gain	(6.08)	(0.94)	0.74	3.39	(3.72)
Total from investment operations	(5.18)	1.14	2.41	5.17	0.28
Less Distributions:
From net investment income	(0.84)	(2.44)	(1.49)	(1.89)	(3.74)
Return of capital	(0.14)	(0.16)	(0.71)	(12.17)	(11.74)
Total distributions(3)	(0.98)	(2.60)	(2.20)	(14.06)	(15.48)
Net Asset Value Per Unit (accrual base), End of Year	$25.22	$31.38	$32.84	$39.65	$48.54
Common Unitholder Total Return(4)	(29.32)%	6.41%	13.30%	20.66%	0.78%
Common Unitholder IRR(5)	7.00%	8.33%	8.46%	8.30%	7.24%
Ratios and Supplemental Data
Members’ Capital, end of year	$255,783	$366,739	$393,215	$389,304	$568,275
Units outstanding, end of year	18,034,649	18,034,649	18,034,649	20,134,698	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	5.69%	5.02%	3.33%	2.38%	3.10%
Expenses waived by Investment Adviser	(1.08%)	(1.02%)	— %	— %	— %
Ratio of net expenses to average net assets	4.61%	4.00%	3.33%	2.38%	3.10%
Ratio of financing cost to average net assets	2.19%	2.04%	1.44%	0.94%	1.68%
Ratio of net investment income before expense waiver to average net assets	3.79%	8.58%	7.67%	7.02%	11.38%
Ratio of net investment income to average net assets	4.87%	9.60%	7.67%	7.02%	11.38%
Credit facility payable	$92,650	$77,050	$126,250	$115,250	$115,250
Asset coverage ratio	3.76	5.76	4.11	4.38	5.93
Portfolio turnover rate	2.84%	2.01%	1.71%	1.29%	14.68%

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2024

12. Financial Highlights (Continued)

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2024, 2023, 2022, 2021 and 2020.
(2)
NAV per unit was adjusted due to the reduction in undrawn commitments that occurred during the period. Refer to Note 1.
(3)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(4)
The Total Return for the years ended December 31, 2024, 2023, 2022, 2021, and 2020 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(5)
The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 7.00% through December 31, 2024. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 2, 2025, the Company entered into a Repurchase Transaction with Barclay's which settled on January 25, 2025 in the amount of $420,219.