Form 10-Q
period 2025-03-31
TCW Direct Lending LLC
filed 2025-05-15
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 14, 2025 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 12.43% (SOFR + 8.00%, 1.25% Floor)	2.9%	7,696,693	12/29/26	7,692,035	7,696,693
				2.9%			7,692,035	7,696,693
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 16.44% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	3.7%	9,786,890	02/24/27	9,766,153	9,786,890
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 20.44% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	1.1%	2,282,765	02/24/27	2,282,765	2,928,011
				4.8%			12,048,918	12,714,901
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 12.42% (SOFR + 8.00%, 1.50% Floor)	5.3%	14,018,452	12/31/26	14,018,452	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	2.3%	6,068,695	12/31/26	6,001,358	6,068,695
				7.6%			20,019,810	20,087,147
Industrial Conglomerates
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Revolver - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	2.4%	6,419,980	01/31/28	6,419,980	6,419,980
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Term Loan A - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	15.7%	41,548,454	01/31/28	41,535,546	41,548,454
				18.1%			47,955,526	47,968,434
Metals & Mining
	Pace Industries, Inc.(2)(4)(9)	06/01/20	HoldCo Term Loan - 6.44% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	0.0%	104,894,884	06/01/40	78,137,869	—
	Pace Industries, Inc.(2)(4)(9)	06/01/20	Term Loan - 12.69% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	14.8%	77,853,227	10/14/26	68,097,904	39,160,173
	Pace Industries, Inc.(2)(4)(9)	10/07/22	Revolver - 12.70% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	4.0%	21,099,702	10/14/26	18,242,602	10,613,150
				18.8%			164,478,375	49,773,323
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 12.84% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	10.5%	28,016,443	01/31/26	28,016,443	27,792,311
				10.5%			28,016,443	27,792,311
	Total Debt Investments			62.7%			280,211,107	166,032,809

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2025

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class A Preferred Stock	6.8%	806,264	$8,062,637	$18,060,308
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class B Preferred Stock	2.0%	359,474	356,635	5,284,268
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Common Stock	6.9%	80,700	53,889	18,205,597
			15.7%		8,473,161	41,550,173
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(7)	Class A Units	7.8%	5,475,885	5,133,708	20,649,015
	RT Holdings Parent, LLC(2)(4)(7)	Warrant, expires 2/24/27	1.3%	912,647	—	3,441,136
	RT Holdings Parent, LLC(2)(4)(7)	Class P-1 Units	0.2%	105,624	133,086	398,002
	RT Holdings Parent, LLC(2)(4)(7)	Class P-2 Units	0.0%	53,104	66,914	120,997
			9.3%		5,333,708	24,609,150
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class A Preferred Units	7.4%	9,297,990	9,187,902	19,671,014
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class D Preferred Units	0.0%	2,900,000	—	—
			7.4%		9,187,902	19,671,014
Industrial Conglomerates
	Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)(2)(4)(7)	Class A Units	14.7%	100,000	62,647,925	38,974,000
			14.7%		62,647,925	38,974,000
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(4)(6)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(2)(4)(6)	Preferred membership Interests	16.2%	57,400	57,400,000	42,798,018
			16.2%		57,400,000	42,798,018
Metals & Mining
	Pace Industries, Inc.(2)(4)(7)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
	Total Equity Investments		63.3%		145,153,218	167,602,355
	Total Debt & Equity Investments(8)		126.0%		425,364,325	333,635,164
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.27%, Class X (FGXXX)		4.1%	10,968,007	10,968,007	10,968,007
	Total Cash Equivalents		4.1%		10,968,007	10,968,007
	Short-term Investments
	U.S. Treasury Bill, Yield 2.29%, Maturity Date 04/03/25		137.9%	370,000,000	364,899,858	364,899,858
	Total Short-term Investments		137.9%		364,899,858	364,899,858
	Total Investments (268.2%)				$801,232,190	$709,503,029
	Net unrealized depreciation on unfunded commitments (-0.3%)					(808,680)
	Liabilities in Excess of Other Assets (-167.9%)					(444,127,677)
	Net Assets (100.0%)					$264,566,672

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2025

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and March 31, 2025 along with transactions during the period ended March 31, 2025 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2025	Interest/Dividend/ Other income
ASC Acquisition Holdings LLC Term Loan - 9.50%	$686,276	$—	$—	$(27,362,675)	$26,676,399	$—	$—
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan	—	—	—	(2,816,305)	2,816,305	—	—
Animal Supply Company, LLC First Out Term Loan	2,703,724	6,022	30,767	(2,715,155)	(25,358)	—	35,805
Total Non-Controlled Affiliated Investments	$3,390,000	$6,022	$30,767	$(32,894,135)	$29,467,346	$—	$35,805

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2025

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and March 31, 2025 along with transactions during the period ended March 31, 2025 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2025	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,844,291	$224,404	$—	$—	$—	$6,068,695	$224,681
Cedar Electronics Holdings, Corp Term Loan - 9.50%	14,018,452	31	—	—	(31)	14,018,452	495,513
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,403,979	—	—	—	3,267,035	19,671,014	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC Revolver	5,829,929	590,051	—	—	—	6,419,980	90,148
Overton Chicago Gear, LLC Term Loan A	40,929,862	619,715	—	—	(1,122)	41,548,455	619,817
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 9.75%	42,921,932	—	—	—	(3,761,759)	39,160,173	—
Pace Industries, LLC Revolver Opco	11,240,860	709,259	—	—	(1,336,969)	10,613,150	2,251
Precision Products Machining Group, LLC Class A Units	33,351,000	—	—	—	5,623,000	38,974,000	—
RT Holdings Parent, LLC Class A Unit	15,197,224	—	—	—	5,451,791	20,649,015	—
RT Holdings Parent, LLC Warrant	2,532,687	—	—	—	908,449	3,441,136	—
Ruby Tuesday Operations, LLC Incremental Term Loan	2,928,001	114,373	—	—	(114,363)	2,928,011	115,991
Ruby Tuesday Operations, LLC Term Loan	9,389,540	407,077	—	—	(9,727)	9,786,890	406,310
Ruby Tuesday P-1 Units	293,001	—	—	—	105,001	398,002	—
Ruby Tuesday P-2 Units	68,000	—	—	—	52,997	120,997	—
School Specialty, Inc. Common Stock	16,945,063	—	—	—	1,260,534	18,205,597	—
School Specialty, Inc. Preferred Stock A	18,060,308	—	—	—	—	18,060,308	—
School Specialty, Inc. Preferred Stock B	5,284,268	—	—	—	—	5,284,268	—
School Specialty, Inc. Term Loan - 9.25%	8,065,952	798	(367,202)	—	(2,855)	7,696,693	248,882
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	51,230,479	—	(7,600,000)	—	(832,461)	42,798,018	—
Total Controlled Affiliated Investments	$300,534,828	$2,665,708	$(7,967,202)	$—	$10,609,520	$305,842,854	$2,203,593

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2025

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)
Holdings of SSI Parent, LLC (fka School Specialty, Inc.) Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(6)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2025, $42,798,018 or 6.0% of the Company’s total assets were represented by “non-qualifying assets.”
(7)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities was $124,804,337, or 17.6% of the Company’s total assets.
(8)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(9)
Investment is in default as of March 31, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $2,730,073 and $7,991,850, respectively, for the period ended March 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Geographic Breakdown of Portfolio
United States	100%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2024

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Distributors
	Animal Supply Company, LLC(2)(3)(9)	08/14/20	Term Loan - 13.28% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	0.3%	$32,679,831	08/14/25	$27,362,675	$686,276
	Animal Supply Company, LLC(3)	05/29/24	First Out Term Loan - 13.09% inc PIK (SOFR + 8.50%, 1.00% Floor, all PIK)	1.1%	2,703,724	08/14/25	2,678,367	2,703,724
	Retail & Animal Intermediate, LLC(2)(3)(9)	07/29/22	Delayed Draw Priming Term Loan - 20.00% inc PIK (20.00%, Fixed Coupon, all PIK)	0.0%	3,449,204	11/14/25	2,816,305	—
				1.4%			32,857,347	3,390,000
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 12.46% (SOFR + 8.00%, 1.25% Floor)	3.2%	8,065,952	12/29/26	8,058,439	8,065,952
				3.2%			8,058,439	8,065,952
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 16.65% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	3.7%	9,389,540	02/24/27	9,359,075	9,389,540
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 20.65% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	1.1%	2,168,392	02/24/27	2,168,392	2,928,001
				4.8%			11,527,467	12,317,541
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 12.65% (SOFR + 8.00%, 1.50% Floor)	5.5%	14,018,452	12/31/26	14,018,421	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	2.3%	5,844,291	12/31/26	5,776,954	5,844,291
				7.8%			19,795,375	19,862,743
Industrial Conglomerates
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Revolver - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	2.3%	5,829,929	01/31/28	5,829,929	5,829,929
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Term Loan A - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	16.0%	40,929,861	01/31/28	40,915,831	40,929,861
				18.3%			46,745,760	46,759,790
Metals & Mining
	Pace Industries, Inc.(2)(4)(9)	06/01/20	HoldCo Term Loan - 6.58% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	0.0%	103,197,685	06/01/40	78,137,869	—
	Pace Industries, Inc.(2)(4)(9)	06/01/20	Term Loan - 12.83% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	16.8%	75,433,976	06/01/25	68,097,904	42,921,932
	Pace Industries, Inc.(2)(4)(9)	10/07/22	Revolver - 12.73% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	4.4%	19,755,465	06/01/25	17,533,344	11,240,860
				21.2%			163,769,117	54,162,792
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 13.12% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	10.8%	27,993,467	01/31/26	28,041,810	27,657,545
				10.8%			28,041,810	27,657,545
	Total Debt Investments			67.5%			310,795,315	172,216,363

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class A Preferred Stock	7.1%	806,264	$8,062,637	$18,060,308
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class B Preferred Stock	2.1%	359,474	356,635	5,284,268
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Common Stock	6.6%	80,700	53,889	16,945,063
			15.8%		8,473,161	40,289,639
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(7)	Class A Units	5.9%	5,475,885	5,133,708	15,197,224
	RT Holdings Parent, LLC(2)(4)(7)	Warrant, expires 2/24/27	1.0%	912,647	—	2,532,687
	RT Holdings Parent, LLC(2)(4)(7)	Class P-1 Units	0.1%	105,624	133,086	293,001
	RT Holdings Parent, LLC(2)(4)(7)	Class P-2 Units	0.0%	53,104	66,914	68,000
			7.0%		5,333,708	18,090,912
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class A Preferred Units	6.4%	9,297,990	9,187,902	16,403,979
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class D Preferred Units	0.0%	2,900,000	—	—
			6.4%		9,187,902	16,403,979
Industrial Conglomerates
	Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)(2)(4)(7)	Class A Units	13.0%	100,000	62,647,925	33,351,000
			13.0%		62,647,925	33,351,000
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures(2)(4)(6)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures(4)(6)	Preferred membership Interests	20.0%	65,000	65,000,000	51,230,479
			20.0%		65,000,000	51,230,479
Metals & Mining
	Pace Industries, Inc.(2)(4)(7)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
	Total Equity Investments		62.2%		152,753,218	159,366,009
	Total Debt & Equity Investments(8)		129.7%		463,548,533	331,582,372
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.39%, Class X (FGXXX)		0.7%	1,765,814	1,765,814	1,765,814
	Total Cash Equivalents		0.7%		1,765,814	1,765,814
	Short-term Investments
	U.S. Treasury Bill, Yield 4.46%, Maturity Date 04/03/25		164.4%	425,000,000	420,466,431	420,466,431
	Total Short-term Investments		164.4%		420,466,431	420,466,431
	Total Investments (294.7%)				$885,780,778	$753,814,617
	Net unrealized depreciation on unfunded commitments (-0.4%)					(1,006,980)
	Liabilities in Excess of Other Assets (-194.3%)					(497,024,896)
	Net Assets (100.0%)					$255,782,741

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and December 31, 2024 along with transactions during the year ended December 31, 2024 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/Dividend/ Other income
Animal Supply Company, LLC First Out Term Loan - 13.09%	$—	$2,678,367	$—	$—	$25,357	$2,703,724	$233,844
Animal Supply Company, LLC Term Loan - 13.28%	19,054,378	—	(52,086)	—	(18,316,016)	686,276	(29,212)
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan - 20.00%	—	—	—	—	—	—	—
Total Non-Controlled Affiliated Investments	$19,054,378	$2,678,367	$(52,086)	$—	$(18,290,659)	$3,390,000	$204,632

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and December 31, 2024 along with transactions during the year ended December 31, 2024 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2023	Gross Addition(a)	Gross Reduction(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,020,439	$756,515	$—	$—	$67,337	$5,844,291	$764,721
Cedar Electronics Holdings, Corp Term Loan - 12.65%	14,018,452	—	—	—	—	14,018,452	2,130,117
Cedar Ultimate Parent, LLC Class A Preferred Unit	19,981,009	—	—	—	(3,577,030)	16,403,979	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Revolver - 6.00%	—	5,829,929	—	—	—	5,829,929	123,222
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Term Loan - 6.00%	—	40,915,831	—	—	14,031	40,929,862	938,236
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. HoldCo Term Loan - 6.58%	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 12.83%	62,986,086	2,294,114	—	—	(22,358,268)	42,921,932	1,714,144
Pace Industries, LLC Revolver Opco - 12.73%	15,069,743	1,786,486	—	—	(5,615,369)	11,240,860	134,785
Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) Class A Units	—	62,647,925	—	—	(29,296,925)	33,351,000	—
RT Holdings Parent, LLC Class A Unit	19,487,032	—	—	—	(4,289,808)	15,197,224	—
RT Holdings Parent, LLC Warrant	3,247,928	—	—	—	(715,241)	2,532,687	—
RT Holdings Parent, LLC P-1 Units	376,000	—	—	—	(82,999)	293,001	—
RT Holdings Parent, LLC P-2 Units	110,000	—	—	—	(42,000)	68,000	—
Ruby Tuesday Operations, LLC Term Loan - 16.65%	6,696,255	2,856,227	(193,406)	—	30,464	9,389,540	1,482,899
Ruby Tuesday Operations, LLC Incremental Term Loan - 20.65%	2,940,257	417,510	—	—	(429,766)	2,928,001	425,897
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	31,928,148	—	—	—	(14,983,085)	16,945,063	795,969
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	15,399,637	—	—	—	2,660,671	18,060,308	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	4,888,847	—	—	—	395,421	5,284,268	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 12.46%	8,808,264	8,240	(738,177)	—	(12,375)	8,065,952	1,173,155
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	69,780,704	—	(1,880,000)	—	(16,670,225)	51,230,479	5,160,000
Total Controlled Affiliated Investments	$280,738,801	$117,512,777	$(2,811,583)	$—	$(94,905,167)	$300,534,828	$14,843,145

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
(8)
The fair value of the Quantum Corporation Common Stock held by the Company is based on the quoted market price of the issuer’s stock as of December 31, 2024. Such common stock is considered to be a Level 1 security within the Fair Value Hierarchy. Otherwise, the fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2025

	As of March 31,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $28,016 and $28,041, respectively)	$27,792	$27,658
Non-controlled affiliated investments (amortized cost of $0 and $32,857, respectively)	—	3,390
Controlled affiliated investments (amortized cost of $397,348 and $402,649, respectively)	305,843	300,535
Cash and cash equivalents	10,969	17,736
Short-term investments	364,900	420,466
Interest income receivable	867	1,059
Deferred financing costs	12	166
Prepaid and other assets	15	30
Total Assets	$710,398	$771,040
Liabilities
Payable for short-term investments purchased	$364,900	$420,466
Credit facility payable	78,850	92,650
Unrealized depreciation on unfunded commitments	809	1,007
Interest and credit facility expense payable	498	589
Directors' fees payable	68	—
Other accrued expenses and other liabilities	706	545
Total Liabilities	445,831	515,257
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,117,327)	(1,117,327)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	472,261	472,261
Accumulated overdistributed earnings	(207,694)	(216,478)
Total Members’ Capital	264,567	255,783
Total Liabilities and Members’ Capital	$710,398	$771,040
Net Asset Value Per Unit (accrual base) (Note 12)(1)	$25.71	$25.22

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	For the three months ended March 31,
	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$876	$2,236
Interest income paid-in-kind	46	3,556
Other fee income	—	—
Non-controlled affiliated investments:
Interest income	6	206
Interest income paid-in-kind	30	—
Other fee income	—	—
Controlled affiliated investments:
Interest income	759	1,206
Interest income paid-in-kind	1,445	3,135
Dividend income	—	2,320
Total investment income	3,162	12,659
Expenses
Interest and credit facility expenses	1,548	1,679
Interest expense on repurchase transactions	1,098	1,735
Management fees	857	873
Administrative fees	110	128
Professional fees	88	133
Directors’ fees	68	68
Other expenses	55	30
Total expenses	3,824	4,646
Expenses waived by the Adviser	(857)	(873)
Net expenses	2,967	3,773
Net investment income	195	8,886
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled affiliated investments	(32,894)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	358	(295)
Non-controlled affiliated investments	29,467	(1,468)
Controlled affiliated investments	10,610	(10,217)
Net realized gain on short-term investments	1,048	1,607
Net realized and unrealized gain (loss) on investments	8,589	(10,373)
Net increase (decrease) in Members’ Capital from operations	$8,784	$(1,487)
Basic and diluted:
Income (loss) per unit	$0.49	$(0.09)
Units outstanding	18,034,649	18,034,649

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$472,261	$(216,478)	$255,783
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	195	195
Net realized loss on investments	—	(31,846)	(31,846)
Net change in unrealized appreciation/(depreciation) on investments	—	40,435	40,435
Total Increase in Members’ Capital for the three months ended March 31, 2025	—	8,784	8,784
Members’ Capital at March 31, 2025	$472,261	$(207,694)	$264,567

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$474,543	$(107,804)	$366,739
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,886	8,886
Net realized gain on investments	—	1,607	1,607
Net change in unrealized appreciation/(depreciation) on investments	—	(11,980)	(11,980)
Distributions to Members from:
Distributable earnings	—	(2,500)	(2,500)
Total Decrease in Members’ Capital for the three months ended March 31, 2024	—	(3,987)	(3,987)
Members’ Capital at March 31, 2024	$474,543	$(111,791)	$362,752

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$8,784	$(1,487)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(1,209)	(2,917)
Purchases of short-term investments	(364,900)	(468,299)
Interest income paid-in-kind	(1,521)	(6,691)
Proceeds from sales and paydowns of investments	7,992	1,288
Proceeds from sales of short-term investments	421,514	493,573
Realized gain on short-term investments	(1,048)	(1,607)
Net realized loss on investments	32,894	—
Change in net unrealized (appreciation)/depreciation on investments	(40,435)	11,980
Amortization of premium and accretion of discount, net	29	(223)
Amortization of deferred financing costs	154	113
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	192	68
(Increase) decrease in prepaid and other assets	15	17
Increase (decrease) in payable for short-term investments purchased	(55,566)	(23,667)
Increase (decrease) in interest and credit facility expense payable	(91)	4
Increase (decrease) in directors’ fees payable	68	68
Increase (decrease) in other accrued expenses and liabilities	161	217
Net cash provided by operating activities	7,033	2,437
Cash Flows from Financing Activities
Distributions to Members	—	(2,500)
Proceeds from credit facility	9,200	—
Repayments of credit facility	(23,000)	—
Net cash used in financing activities	(13,800)	(2,500)
Net decrease in cash and cash equivalents	(6,767)	(63)
Cash and cash equivalents, beginning of period	17,736	2,372
Cash and cash equivalents, end of period	$10,969	$2,309
Supplemental and non-cash financing activities
Interest expense paid	$1,402	$1,473
Proceeds from secured borrowing	$420,219	$491,875
Payment to secured borrowing	$(420,219)	$(491,875)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

As of March 31, 2025, the Company has three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

March 31, 2025

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2025, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2025 was $100,875.

2. Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company has consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements in accordance with ASC 946. The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2025.

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

March 31, 2025

2. Significant Accounting Policies (Continued)

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. The majority of the Company's current investments contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in the Company's current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2025, PIK interest income earned was $1,521, representing 48.1% of investment income. For the three months ended March 31, 2024, PIK interest income earned was $6,691, representing 52.9% of investment income.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

2. Significant Accounting Policies (Continued)

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2025, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

March 31, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

Equity, (Level 3), includes common stock, preferred stock and warrants. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. A market approach is generally used to determine fair value. Pricing inputs include, but are not limited to, financial health and relevant business developments of the issuer; EBITDA; market multiples of comparable companies; comparable market transactions and recent trades or transactions; issuer, industry and market events; and contractual or legal restrictions on the sale of the security. When a Black-Scholes pricing model is used it follows the income approach. The Black-Scholes pricing model takes into account the contract terms as well as multiple inputs, including: time value, implied volatility, equity prices and interest rates. A liquidity discount based on current market expectations, future events, minority ownership position and the period management reasonably expects to hold the investment may be applied.

Pricing inputs and weightings applied to determine value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”)) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2025:

Investments	Level 1	Level 2	Level 3	NAV(1)	Total
Debt	$—	$—	$166,033	$—	$166,033
Equity	—	—	124,804	—	124,804
Investment funds & vehicles(1)	—	—	—	42,798	42,798
Short- term investments	364,900	—	—	—	364,900
Cash equivalents	10,968	—	—	—	10,968
Total	$375,868	$—	$290,837	$42,798	$709,503

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2024:

Investments	Level 1	Level 2	Level 3	NAV(1)	Total
Debt	$—	$—	$172,216	$—	$172,216
Equity	—	—	108,136	—	108,136
Investment Funds & Vehicles(1)	—	—	—	51,230	51,230
Short- term investments	420,466	—	—	—	420,466
Cash equivalents	1,766	—	—	—	1,766
Total	$422,232	$—	$280,352	$51,230	$753,814

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

March 31, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2025:

	Debt	Equity	Total
Balance, January 1, 2025	$172,216	$108,136	$280,352
Purchases, including payments received in-kind	2,730	—	2,730
Sales and paydowns of investments	(392)	—	(392)
Amortization of premium and accretion of discount, net	(29)	—	(29)
Net realized losses	(32,894)	—	(32,894)
Net change in unrealized appreciation/(depreciation)	24,402	16,668	41,070
Balance, March 31, 2025	$166,033	$124,804	$290,837
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2025	$5,067	$16,669	$21,736

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

The Company did not have any transfers between levels during the three months ended March 31, 2025 and 2024.

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2025.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$27,792	Income Method	Discount Rate	12.7 to 15.8%	14.3%	Decrease
Debt	$27,784	Market Method	EBITDA Multiple	5.8x to 7.0x	6.4x	Increase
Debt	$110,457	Market Method	Revenue Multiple	0.1x to 1.6x	0.9x	Increase
Equity	$61,222	Market Method	EBITDA Multiple	5.8x to 7.0x	6.3x	Increase
Equity	$63,582	Market Method	Revenue Multiple	0.1x to 1.6x	1.0x	Increase

* Weighted based on fair value

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

4. Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting for an initial two-year term. Unless earlier terminated, the Advisory Agreement will remain in effect for additional one-year terms if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board. On August 12, 2024, the Company’s Board reapproved the Advisory Agreement for an additional one-year term until September 15, 2025.

Management Fee: Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. The Company pays to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the period during which the Common Units are being offered (the “Closing Period”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period is calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually issued. The actual payment of the Management Fee with respect to the Closing Period was not made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company began on the initial closing date and ended on September 19, 2017, the earlier of (a) three years from the initial closing date and (b) the date on which the undrawn Commitment of each Common Unit has been reduced to zero. While the Management Fee accrued from the initial closing date, the Adviser deferred payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by the Company’s investments.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

4. Agreements and Related Party Transactions (Continued)

During the three months ended March 31, 2025 and 2024, Management Fees incurred were $857 and $873, respectively. In connection with the supermajority vote by the Unitholders to extend the Company's term from September 19, 2023 to September 19, 2024 as described in Note 1, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

No Incentive Fees were incurred during the three months ended March 31, 2025 and 2024.

Administration Agreement: On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists with the Company’s compliance with regulations applicable to a BDC under the 1940 Act, and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 12, 2024, the Company’s Board reapproved the Administrative Agreement for an additional one-year term until September 15, 2025.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	January 2028	$6,768	$—	$7,268	$—
Pace Industries, Inc.	October 2026	1,627	809	2,336	1,007
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2027	4,921	—	4,921	—
Total		$13,316	$809	$14,525	$1,007

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2025 and December 31, 2024, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025, management is not aware of any pending or threatened litigation.

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

March 31, 2025

counterparties. Any exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

6. Members’ Capital

During the three months ended March 31, 2025 and 2024, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Units at beginning of period	18,034,649	18,034,649
Units issued and committed at end of period	18,034,649	18,034,649

The Company did not process any deemed distributions and re-contributions during the three months ended March 31, 2025 and 2024.

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

March 31, 2025

7. Credit Facility (Continued)

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper rate (“CP Rate”) plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2025, the Company was in compliance with such covenants.

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

On March 24, 2025, the maturity date of the Credit Agreement was extended to July 3, 2025.

As of March 31, 2025 and December 31, 2024, the Available Commitment under the Amended Credit Agreement was $73,150 and $59,350, respectively.

As of March 31, 2025 and December 31, 2024, the amounts outstanding under the Credit Facility were $78,850 and $92,650, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2025 and December 31, 2024, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2025 and December 31, 2024, $12 and $166, respectively, of such prepaid deferred financing costs has yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

7. Credit Facility (Continued)

The summary information regarding the Credit Facility for the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
	2025	2024
Credit facility interest expense	$1,277	$1,473
Undrawn commitment fees	101	77
Administrative fees	16	16
Amortization of deferred financing costs	154	113
Total	$1,548	$1,679
Weighted average interest rate	6.88%	7.56%
Average outstanding balance	$74,302	$77,050

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

The Repurchase Transactions entered into during the three months ended March 31, 2025 and 2024, had average principal balances of $420,219 and $491,875, respectively and weighted average interest rates of 4.48% and 5.52%, respectively.

The net proceeds received from Repurchase Transactions during the three months ended March 31, 2025 and 2024 was a net loss of $50 (comprised of interest expense of $1,098 net of realized gains on short-term investments of $1,048) and $128 (comprised of interest expense of $1,735 net of realized gains on short-term investments of $1,607), respectively.

The Company had no outstanding Repurchase Obligations as of March 31, 2025 and December 31, 2024. Interest expense incurred under these Repurchase Transactions was $1,098 and $1,735 for the three months ended March 31, 2025 and 2024, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of March 31, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2025	December 31, 2024
Cost of investments for federal income tax purposes	$801,232	$907,676
Unrealized appreciation	$63,586	$52,694
Unrealized depreciation	$(155,316)	$(206,556)
Net unrealized depreciation on investments	$(91,730)	$(153,862)

The Company did not have any unrecognized tax benefits at December 31, 2024, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

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

11. Unconsolidated Significant Subsidiaries

In accordance with Rule 10-01(b)(1) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies are considered “significant subsidiaries,” if any. In evaluating these investments, Rule 1-02(w)(2) of Regulation S-X stipulates two tests to be utilized by a business development corporation to determine if any of our controlled investments are considered significant subsidiaries for financial reporting purposes: the investment test and the income test. For interim financial statements, Rule 10-01(b)(1) requires summarized income statement information if any of the thresholds in the tests are exceeded.

As of March 31, 2025, our investments in Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) and RT Holdings Parent, LLC exceeded the threshold in at least one of the Rule 1-02(w)(2) tests. Accordingly, included below is the summarized income statement information for Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) and RT Holdings Parent, LLC:

For the three months ended March 31,
2025(1)
Selected Income Statement Information - Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)
Total revenue	$15,010
Gross profit	1,840
Net loss	(2,934)

(1) No comparative periods are presented as Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) was formed on August 23, 2024.

	For the three months ended March 4,	For the three months ended March 5,
	2025(2)	2024(2)
Selected Income Statement Information - 'RT Holdings Parent, LLC
Total revenue	$75,857	$85,117
Gross profit	28,093	30,814
Net loss	(4,749)	(1,727)

(2) RT Holdings Parent, LLC's fiscal period does not end on the last day of a given month. As such, the Company has presented the most recent comparable period available.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

12. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2025 and 2024 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the three months ended March 31,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$25.22	$31.38
Income from Investment Operations:
Net investment income	0.01	0.49
Net realized and unrealized gain (loss)	0.48	(0.58)
Total income (loss) from investment operations	0.49	(0.09)
Less Distributions:
From net investment income (loss)	—	(0.14)
Total distributions	—	(0.14)
Net Asset Value Per Unit (accrual base), End of Period	$25.71	$31.15
Common Unitholder Total Return(2)(3)	2.76%	(0.47)%
Common Unitholder IRR(4)	7.05%	8.23%
Ratios and Supplemental Data:
Members’ Capital, end of period	$264,567	$362,752
Units outstanding, end of period	18,034,649	18,034,649
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	5.94%	5.07%
Expenses waived by Investment Adviser(5)	(1.33)%	(0.24)%
Ratio of net expenses to average net assets(5)	4.61%	4.83%
Ratio of financing cost to average net assets(3)	0.59%	0.46%
Ratio of net investment income before expenses reimbursed to average net assets(5)	(1.03)%	8.75%
Ratio of net investment income to average net assets(5)	0.30%	9.70%
Credit facility payable	78,850	77,050
Asset coverage ratio	4.36	5.71
Portfolio turnover rate(3)	0.36%	0.29%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2025 and 2024.
(2)
The Total Return for the three months ended March 31, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 7.05% through March 31, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2025

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 1, 2025, the Company entered into a Repurchase Transaction with Barclays which settled on April 25, 2025 in the amount of $364,913.

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
•
the impact of current global economic conditions, including those caused by inflation, an elevated interest rate environment and geopolitical events;
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
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking industry and the risk of recession or a shutdown of government services;
•
changes or potential disruptions in our operations and the operations of our portfolio companies, the economy, financial markets or political environment, including those caused by tariffs and trade disputes with other countries, supply chain issues, inflation and an elevated interest rate environment;
•
risks associated with possible disruption in our operations, the operations of our portfolio companies or the economy generally due to terrorism, war or other geopolitical conflict, natural disasters, pandemics or cybersecurity incidents;
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
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 31, 2025.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this report because we are regulated under the 1940 Act as an investment company.

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

As of March 31, 2025, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

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

We bear (including by reimbursing the Adviser or Administrator) all costs and expenses of our operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of our counsel and accounting fees. However, we do not bear (a) more than an amount equal to 10 basis points of the aggregate Commitments for organization and offering expenses in connection with the offering of Common Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of the aggregate Commitments per annum (pro-rated for partial years) for our Operating Expenses, including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser and its affiliates. Notwithstanding the foregoing, the cap on Operating Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap described above), amounts payable in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to our liquidation of the Company, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments to either the Adviser or the Administrator). All expenses that we do not bear are borne by the Adviser or its affiliates.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

Investments that we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, are generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

The majority of our current investments contain PIK due to certain circumstances including debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of the portfolio. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2025, PIK interest income earned was $1.5 million, representing 48.1% of investment income. For the three months ended March 31, 2024, PIK interest income earned was $6.7 million, representing 52.9% of investment income.

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

We have entered into certain intercreditor agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on the our Consolidated Schedule of Investments.

Certain investments have an unfunded loan commitment for a delayed draw term loan or revolving credit. We earn an unused commitment fee on the unfunded commitment during the commitment period. The expiration date of the commitment period may be earlier than the maturity date of the investment stated above. See Note 5—Commitments and Contingencies.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point we believe PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in an affiliated investment fund TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5,

2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. On May 1, 2024, the Company further extended the fund's term one additional year, until June 5, 2025. The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of March 31, 2025, our portfolio consisted of debt and equity investments in six and six portfolio companies, respectively, including Strategic Ventures. Based on fair values as of March 31, 2025, our portfolio was comprised of 49.8% debt investments which were primarily senior secured, first lien term loans and 50.2% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in Strategic Ventures. Debt investments in one portfolio company was on non-accrual status as of March 31, 2025, representing 14.9% and 48.2% of our portfolio’s fair value and cost, respectively.

As of December 31, 2024, our portfolio consisted of debt and equity investments in seven and six portfolio companies, respectively, including Strategic Ventures. Based on fair values as of December 31, 2024, our portfolio was comprised of 51.9% debt investments which were primarily senior secured, first lien term loans and 48.1% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2024, representing 16.5% and 41.8% of our portfolio’s fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2025:

Industry	Percent of Total Investments
Industrial Conglomerates	26%
Metals & Mining	15%
Diversified Consumer Services	15%
Investment Funds & Vehicles	13%
Household Durables	12%
Hotels, Restaurants & Leisure	11%
Pharmaceuticals	8%
Total	100%

Results of Operations

Our operating results for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024
Total investment income	$3,162	$12,659
Net expenses	2,967	3,773
Net investment income	195	8,886
Net realized loss on investments	(32,894)	—
Net change in unrealized appreciation/(depreciation) on investments	40,435	(11,980)
Net realized gain on short-term investments	1,048	1,607
Net decrease in Members’ Capital from operations	$8,784	$(1,487)

Total investment income

Total investment income for the three months ended March 31, 2025 and 2024 was $3.2 million and $12.7 million, respectively, and included interest income (including PIK interest income) of $3.2 million and $10.3 million, respectively. Interest income for the three months ended March 31, 2025 and 2024 included $1.5 million and $6.7 million, respectively, of PIK interest income. Total investment income for the three months ended March 31, 2025 and 2024 also included $0 and $2.3 million, respectively, of dividend income from our investment in Strategic Ventures.

Total investment income decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to the disposition of debt investments and decreased interest income which occurred due to the restructuring of debt investments into equity investments. Dividend income from Strategic Ventures also decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as we did not receive any dividend income during the three months ended March 31, 2025.

Net Expenses

Expenses for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024
Expenses
Interest and credit facility expenses	$1,548	$1,679
Interest expense on repurchase transactions	1,098	1,735
Management fees	857	873
Administrative fees	110	128
Professional fees	88	133
Directors’ fees	68	68
Other expenses	55	30
Total expenses	3,824	4,646
Expenses waived by the Adviser	(857)	(873)
Net Expenses	$2,967	$3,773

Our net expenses for the three months ended March 31, 2025 and 2024 were $3.0 million and $3.8 million, respectively. Our net expenses included management fees attributed to the Adviser of $0.9 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, which were waived by the Adviser subsequent to December 31, 2022.

The decrease in net operating expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily due to lower interest expense on repurchase transactions resulting from a lower average outstanding principal balance. Interest and credit facility expenses also decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to a decrease in our weighted average outstanding credit facility balance and a decrease in our weighted average interest rate.

Net investment income

Net investment income for the three months ended March 31, 2025 and 2024 was $0.2 million and $8.9 million, respectively.

The decrease in net investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was due to the decrease in total investment income, partially offset by lower net expenses during the three months ended March 31, 2025 versus the three months ended March 31, 2024, as described above.

Net realized loss on investments

Our realized loss on investments for the three months ended March 31, 2025 and 2024 was $32.9 million and $0, respectively. Our net realized loss on investments for the three months ended March 31, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Animal Supply Company, LLC	Term Loan	$(27,363)
Retail & Animal Intermediate, LLC	First Out Term Loan	(2,816)
Animal Supply Company, LLC	Delayed Draw Priming Term Loan	(2,715)
Net realized loss		$(32,894)

We did not recognize a realized loss on investments during the three months ended March 31, 2024 as none of our investments were disposed of during the period.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended March 31, 2025 and 2024 was $40.4 million and ($12.0) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	Term Loan	$(3,762)
Pace Industries, Inc.	Revolver	(1,139)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	1,261
Retail & Animal Intermediate, LLC	Delayed Draw Priming Term Loan	2,816	*
Cedar Ultimate Parent, LLC	Class A Preferred Units	3,267
RT Holdings Parent, LLC	Class A Units	5,452
Precision Products Machining Group, LLC	Class A Units	5,623
Animal Supply Company, LLC	Term Loan	26,676	*
All others	Various	241
Net change in unrealized appreciation/(depreciation)		$40,435

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the three months ended March 31, 2025 as realized losses and/or accelerated original issue discount.

Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2024 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	Term Loan	$989
Noramco, LLC	Term Loan	(571)
Animal Supply Company, LLC	Term Loan	(1,468)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(3,315)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(3,812)
TCW Direct Lending Strategic Ventures LLC	Preferred membership Interests	(3,836)
All others	Various	33
Net change in unrealized appreciation/(depreciation)		$(11,980)

Net realized gain on short-term investments

During the three months ended March 31, 2025 and 2024 we incurred $1.0 million and $1.6 million, respectively, in realized gains from our short-term investments in government treasuries.

Net increase (decrease) in Members’ Capital from operations

Our net increase (decrease) in Members’ Capital from operations during the three months ended March 31, 2025 and 2024 was $8.8 million and ($1.5) million, respectively.

The increase in Members’ Capital from operations during the three months ended March 31, 2025 compared to the decrease during the three months ended March 31, 2024 was primarily due to net realized and unrealized gains on our investments of $8.6 million during the three months ended March 31, 2025 compared to net realized and unrealized losses on our investments of $10.4 million during the three months ended March 31, 2024 and was partially offset by a decrease in net investment income, as described above.

TCW Direct Lending Strategic Ventures LLC

On June 5, 2015, the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P., entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of Strategic Ventures. Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The Agreement was effective June 5, 2015. The Company’s capital commitment is $481.6 million, representing approximately 80% of the preferred and common equity ownership of Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to Strategic Ventures. Strategic Ventures also entered into a revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. The revolving credit facility is for up to $600 million. Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of Strategic Ventures, the Company does not believe that it has control over Strategic Ventures (other than for purposes of the 1940 Act). The Company’s ability to withdraw from the fund is subject to restrictions.

On April 30, 2021, Strategic Ventures’ revolving credit facility was terminated.

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

As of March 31, 2025 and December 31, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177.0 million subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper rate (“CP Rate”) plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2025, we were in compliance with such covenants.

On January 10, 2023, we entered into a Fourth Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Fourth Amended Credit Agreement"). The Fourth Amended Credit Agreement replaced the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Fourth Amended Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan bears interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or "Applicable Margin." Each Daily SOFR Loan bears interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.95%.

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

On March 24, 2025, the maturity date of the Credit Agreement was extended to July 3, 2025.

As of March 31, 2025 and December 31, 2024, the Available Commitment under the Credit Facility was $73.2 million and $59.4 million, respectively.

As of March 31, 2025 and December 31, 2024 the amounts outstanding under the Credit Facility were $78.9 million and $92.7 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2025 and December 31, 2024, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. We incurred financing costs of $0.9 million and $0.5 million in connection with the April 6, 2021 Third Amended Credit Agreement and the April 7, 2023 Fifth Amended Credit Agreement, respectively. We also incurred financing costs of $0.6 million in connection with the April 5, 2024 Sixth Amended Credit Agreement. As of March 31, 2025 and December 31, 2024, $0 and $0.2 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2025 and 2024 was as follows (dollar amounts in thousands):

	Three months ended March 31,
	2025	2024
Credit facility interest expense	$1,277	$1,473
Undrawn commitment fees	101	77
Administrative fees	16	16
Amortization of deferred financing costs	154	113
Total	$1,548	$1,679
Weighted average interest rate	6.88%	7.56%
Average outstanding balance	$74,302	$77,050

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

The Repurchase Transactions entered into during the three months ended March 31, 2025 and 2024, had average principal balances of $420.2 million and $491.9 million, respectively and weighted average interest rates of 4.48% and 5.52%, respectively.

The net proceeds received from Repurchase Transactions during the three months ended March 31, 2025 and 2024 was a net loss of $0.1 million (comprised of interest expense of $1.1 million net of realized gains on short-term investments of $1.0 million) and $0.1 million (comprised of interest expense of $1.7 million net of realized gains on short-term investments of $1.6 million), respectively.

We had no outstanding Repurchase Obligations as of March 31, 2025 and 2024. Interest expense incurred under these Repurchase Transactions was $1.1 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively.

A summary of our contractual payment obligations as of March 31, 2025 and December 31, 2024 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2025	$152,000	$78,850	$73,150
Total Debt Obligations – December 31, 2024	$152,000	$59,350	$59,350

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

		March 31, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	January 2028	$6,768	$—	$7,268	$—
Pace Industries, Inc.	October 2026	1,627	809	2,336	1,007
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2027	4,921	—	4,921	—
Total		$13,316	$809	$14,525	$1,007

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2025 and December 31, 2024, the Company’s unfunded commitment to Strategic Ventures was $219,646.

In accordance with our Second Amended and Restated Limited Liability Company Agreement, we were originally permitted to make follow-on investments up to an aggregate maximum of 10% of Capital Commitments (as defined in our Second Amended and Restated Limited Liability Company Agreement), provided that any such follow-on investment to be made after September 19, 2020, the third anniversary of the expiration of our commitment period, required the prior consent of a majority in interest of our Common Unitholders.

In October 2022, our Members approved a proposal to allow us to make pre-identified follow-on investments in specific portfolio companies as well as their holding companies, subsidiaries, successors or other affiliates, up to an aggregate maximum of 10% of Capital Commitments.

In September 2024, our Members approved a proposal to allow us to make follow-on investments in existing portfolio companies up to an aggregate amount not to exceed $226.3 million (which is approximately 11.2% of the original Commitments of all Common Unitholders as of the Final Closing Date); provided, however, that any such follow-on investment to be made after the third anniversary of the expiration of the Commitment Period shall require the prior consent of a majority in interest of the Common Unitholders. Such approval is valid throughout the remaining Company term.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and changes in interest rates.

Valuation Risk. The majority of our investments are in instruments that do not have readily ascertainable market prices and the Adviser, as our valuation designee, will value these securities at fair value as determined in good faith under procedures approved by our Board of Directors. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk. At March 31, 2025, 67.5% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At March 31, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our March 31, 2025 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,387	$2,398	$(11)
Up 200 basis points	1,591	1,599	(8)
Up 100 basis points	796	799	(3)
Down 100 basis points	(796)	(799)	3
Down 200 basis points	(1,591)	(1,599)	8
Down 300 basis points	(2,376)	(2,398)	22

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, on our performance.

There have been significant changes to United States trade policies, agreements and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, agreements and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.

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

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

3.5*	Amendment to Second Amended and Restated Limited Liability Company Agreement, dated September 27, 2024
10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

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

10.14

Sixth Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 5, 2024, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed May 10, 2024).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months ended March 31, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 14, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 14, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer