Form 10-Q
period 2025-06-30
TCW Direct Lending LLC
filed 2025-08-13
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 13, 2025 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 12.43% (SOFR + 8.00%, 1.25% Floor)	2.9%	7,515,441	12/29/26	$7,513,415	$7,515,441
				2.9%			7,513,415	7,515,441
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 16.44% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	3.8%	9,703,826	02/24/27	9,683,095	9,703,826
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 20.44% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	1.1%	2,402,739	02/24/27	2,402,739	2,928,000
				4.9%			12,085,834	12,631,826
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 12.42% (SOFR + 8.00%, 1.50% Floor)	5.5%	14,018,452	12/31/26	14,017,838	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	2.5%	6,301,718	12/31/26	6,234,381	6,301,718
				8.0%			20,252,219	20,320,170
Industrial Conglomerates
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Revolver - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	3.0%	7,727,013	01/31/28	7,727,013	7,727,013
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Term Loan A - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	16.5%	42,197,288	01/31/28	42,185,514	42,197,288
				19.5%			49,912,527	49,924,301
Metals & Mining
	Pace Industries, Inc.(2)(4)(9)	06/01/20	HoldCo Term Loan - 6.44% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	0.0%	106,620,111	06/01/40	78,137,869	—
	Pace Industries, Inc.(2)(4)(9)	06/01/20	Term Loan - 12.72% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	14.2%	80,267,446	10/14/26	68,091,752	36,441,420
	Pace Industries, Inc.(2)(4)(9)	10/07/22	Revolver - 12.73% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	4.1%	23,238,935	10/14/26	19,869,725	10,550,476
	Pace Industries, Inc.(4)	04/11/25	2025 Term Loan - 10.72% inc PIK (SOFR + 6.25%, 1.50% Floor, all PIK)	1.7%	4,235,424	04/14/26	4,235,424	4,235,424
				20.0%			170,334,770	51,227,320
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 12.82% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	10.6%	27,635,533	05/01/26	27,635,533	27,138,093
				10.6%			27,635,533	27,138,093
	Total Debt Investments			65.9%			287,734,298	168,757,151

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class A Preferred Stock	7.1%	806,264	$8,062,637	$18,060,308
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class B Preferred Stock	2.1%	359,474	356,635	5,284,268
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Common Stock	5.3%	80,700	53,889	13,492,709
			14.5%		8,473,161	36,837,285
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(7)	Class A Units	8.0%	5,475,885	5,133,708	20,405,885
	RT Holdings Parent, LLC(2)(4)(7)	Warrant, expires 2/24/27	1.3%	912,647	—	3,400,888
	RT Holdings Parent, LLC(2)(4)(7)	Class P-1 Units	0.2%	105,624	133,086	393,999
	RT Holdings Parent, LLC(2)(4)(7)	Class P-2 Units	0.0%	53,104	66,914	119,001
			9.5%		5,333,708	24,319,773
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class A Preferred Units	4.8%	9,297,990	9,187,902	12,383,993
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class D Preferred Units	0.0%	2,900,000	—	—
			4.8%		9,187,902	12,383,993
Industrial Conglomerates
	Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)(2)(4)(7)	Class A Units	18.5%	100,000	62,647,925	47,291,000
			18.5%		62,647,925	47,291,000
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(4)(6)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(2)(4)(6)	Preferred membership Interests	14.9%	57,400	57,400,000	38,243,128
			14.9%		57,400,000	38,243,128
Metals & Mining
	Pace Industries, Inc.(2)(4)(7)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
	Total Equity Investments		62.2%		145,153,218	159,075,179
	Total Debt & Equity Investments(8)		128.1%		432,887,516	327,832,330
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.26%, Class X (FGXXX)		0.4%	993,983	993,983	993,983
	Total Cash Equivalents		0.4%		993,983	993,983
	Short-term Investments
	U.S. Treasury Bill, Yield 4.30%, Maturity Date 10/28/25		154.2%	400,000,000	394,466,500	394,466,500
	Total Short-term Investments		154.2%		394,466,500	394,466,500
	Total Investments (282.7%)				$828,347,999	$723,292,813
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-182.7%)					(467,423,022)
	Net Assets (100.0%)					$255,869,791

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

(3)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and June 30, 2025 along with transactions during the period ended June 30, 2025 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2025	Interest/Dividend/ Other income
ASC Acquisition Holdings LLC Term Loan - 9.50%	$686,276	$—	$—	$(27,362,675)	$26,676,399	$—	$—
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan	—	—	—	(2,816,305)	2,816,305	—	—
Animal Supply Company, LLC First Out Term Loan	2,703,724	6,022	30,767	(2,715,155)	(25,358)	—	35,805
Total Non-Controlled Affiliated Investments	$3,390,000	$6,022	$30,767	$(32,894,135)	$29,467,346	$—	$35,805

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

(4)
As defined in the 1940 Act, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and June 30, 2025 along with transactions during the period ended June 30, 2025 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2025	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,844,291	$457,427	$—	$—	$—	$6,301,718	$460,519
Cedar Electronics Holdings, Corp Term Loan - 9.50%	14,018,452	—	(583)	—	583	14,018,452	995,150
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,403,979	—	—	—	(4,019,986)	12,383,993	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC Revolver	5,829,929	1,897,084	—	—	—	7,727,013	197,396
Overton Chicago Gear, LLC Term Loan A	40,929,862	1,269,684	—	—	(2,257)	42,197,289	1,272,789
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 9.75%	42,921,932	—	(6,143)	—	(6,474,369)	36,441,420	(6,143)
Pace Industries, LLC Revolver Opco	11,240,860	2,336,380	—	—	(3,026,764)	10,550,476	2,500
Pace Industries, Inc. 2025 Term Loan - 7.75%	—	4,235,424	—	—	—	4,235,424	101,169
Precision Products Machining Group, LLC Class A Units	33,351,000	—	—	—	13,940,000	47,291,000	—
RT Holdings Parent, LLC Class A Unit	15,197,224	—	—	—	5,208,662	20,405,886	—
RT Holdings Parent, LLC Warrant	2,532,687	—	—	—	868,201	3,400,888	—
Ruby Tuesday Operations, LLC Term Loan	9,389,540	553,628	(229,608)	—	(9,734)	9,703,826	748,477
Ruby Tuesday Operations, LLC Incremental Term Loan	2,928,001	234,347	—	—	(234,348)	2,928,000	237,868
Ruby Tuesday P-1 Units	293,001	—	—	—	100,998	393,999	—
Ruby Tuesday P-2 Units	68,000	—	—	—	51,001	119,001	—
School Specialty, Inc. Common Stock	16,945,063	—	—	—	(3,452,354)	13,492,709	—
School Specialty, Inc. Preferred Stock A	18,060,308	—	—	—	—	18,060,308	—
School Specialty, Inc. Preferred Stock B	5,284,268	—	—	—	—	5,284,268	—
School Specialty, Inc. Term Loan - 9.25%	8,065,952	3,379	(548,403)	—	(5,488)	7,515,440	493,028
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	51,230,479	—	(7,600,000)	—	(5,387,351)	38,243,128	2,560,000
Total Controlled Affiliated Investments	$300,534,828	$10,987,353	$(8,384,737)	$—	$(2,443,206)	$300,694,238	$7,062,753

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2025

(6)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2025, $38,243,128 or 5.3% of the Company’s total assets were represented by “non-qualifying assets.”
(7)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities was $120,832,051, or 16.7% of the Company’s total assets.
(8)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(9)
Investment is in default as of June 30, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $11,075,063 and $8,856,135, respectively, for the period ended June 30, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

(3)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and December 31, 2024 along with transactions during the year ended December 31, 2024 in these affiliated investments are as follows:

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2024

(4)
As defined in the 1940 Act, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2023 and December 31, 2024 along with transactions during the year ended December 31, 2024 in these controlled investments are as follows:

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
(7)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities was $108,135,530, or 14.0% of the Company’s total assets.
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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2025

	As of June 30,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $27,636 and $28,041, respectively)	$27,138	$27,658
Non-controlled affiliated investments (amortized cost of $0 and $32,857, respectively)	—	3,390
Controlled affiliated investments (amortized cost of $405,252 and $402,649, respectively)	300,694	300,535
Cash and cash equivalents	1,389	17,736
Short-term investments	394,467	420,466
Interest income receivable	1,339	1,059
Deferred financing costs	5	166
Prepaid and other assets	—	30
Total Assets	$725,032	$771,040
Liabilities
Payable for short-term investments purchased	$394,467	$420,466
Credit facility payable	73,250	92,650
Interest and credit facility expense payable	1,030	589
Directors' fees payable	135	—
Unrealized depreciation on unfunded commitments	—	1,007
Other accrued expenses and other liabilities	280	545
Total Liabilities	469,162	515,257
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,117,327)	(1,117,327)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	472,261	472,261
Accumulated overdistributed earnings	(216,391)	(216,478)
Total Members’ Capital	255,870	255,783
Total Liabilities and Members’ Capital	$725,032	$771,040
Net Asset Value Per Unit (accrual base) (Note 12)(1)	$25.23	$25.22

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$957	$1,506	$1,833	$3,742
Interest income paid-in-kind	26	3,799	72	7,355
Other fee income	26	7	26	7
Non-controlled affiliated investments:
Interest income	—	(256)	6	(50)
Interest income paid-in-kind	—	29	30	29
Other fee income	—	13	—	13
Controlled affiliated investments:
Interest income	980	280	1,739	1,486
Interest income paid-in-kind	1,319	1,027	2,764	4,162
Dividend income	2,560	2,476	2,560	4,796
Other fee income	—	60	—	60
Total investment income	5,868	8,941	9,030	21,600
Expenses
Interest and credit facility expenses	1,594	1,785	3,142	3,464
Interest expense on repurchase transactions	1,080	1,699	2,178	3,434
Management fees	796	889	1,653	1,762
Administrative fees	111	125	221	253
Professional fees	133	199	221	332
Directors’ fees	90	89	158	157
Other expenses	25	43	80	73
Total expenses	3,829	4,829	7,653	9,475
Expenses waived by the Adviser	(796)	(889)	(1,653)	(1,762)
Net expenses	3,033	3,940	6,000	7,713
Net investment income	2,835	5,001	3,030	13,887
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled affiliated investments	—	—	(32,894)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	536	(5,200)	894	(5,495)
Non-controlled affiliated investments	—	(3,790)	29,467	(5,258)
Controlled affiliated investments	(13,053)	(26,940)	(2,443)	(37,157)
Net realized gain on short-term investments	985	1,456	2,033	3,063
Net realized and unrealized loss on investments	(11,532)	(34,474)	(2,943)	(44,847)
Net (decrease) increase in Members’ Capital from operations	$(8,697)	$(29,473)	$87	$(30,960)
Basic and diluted:
(Loss) income per unit	$(0.48)	$(1.63)	$0.00	$(1.72)
Units outstanding	18,034,649	18,034,649	18,034,649	18,034,649

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$472,261	$(216,478)	$255,783
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	195	195
Net realized loss on investments	—	(31,846)	(31,846)
Net change in unrealized appreciation/(depreciation) on investments	—	40,435	40,435
Total Increase in Members’ Capital for the three months ended March 31, 2025	—	8,784	8,784
Members’ Capital at March 31, 2025	472,261	(207,694)	264,567
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	2,835	2,835
Net realized gain on investments	—	985	985
Net change in unrealized appreciation/(depreciation) on investments	—	(12,517)	(12,517)
Total Decrease in Members’ Capital for the three months ended June 30, 2025	—	(8,697)	(8,697)
Members’ Capital at June 30, 2025	$472,261	$(216,391)	$255,870

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$474,543	$(107,804)	$366,739
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,886	8,886
Net realized gain on investments	—	1,607	1,607
Net change in unrealized appreciation/(depreciation) on investments	—	(11,980)	(11,980)
Distributions to Members from:
Distributable earnings	—	(2,500)	(2,500)
Total Decrease in Members’ Capital for the three months ended March 31, 2024	—	(3,987)	(3,987)
Members’ Capital at March 31, 2024	474,543	(111,791)	362,752
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,001	5,001
Net realized gain on investments	—	1,456	1,456
Net change in unrealized appreciation/(depreciation) on investments	—	(35,930)	(35,930)
Distributions to Members from:
Distributable earnings	—	(4,000)	(4,000)
Total Decrease in Members’ Capital for the three months ended June 30, 2024	—	(33,473)	(33,473)
Members’ Capital at June 30, 2024	$474,543	$(145,264)	$329,279

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$87	$(30,960)
Adjustments to reconcile the net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(8,209)	(5,358)
Purchases of short-term investments	(394,467)	(442,747)
Interest income paid-in-kind	(2,866)	(11,546)
Proceeds from sales and paydowns of investments	8,856	1,690
Proceeds from sales of short-term investments	422,499	495,029
Realized gain on short-term investments	(2,033)	(3,063)
Net realized loss on investments	32,894	—
Change in net unrealized (appreciation)/depreciation on investments	(27,918)	47,910
Amortization of premium and accretion of discount, net	(14)	27
Amortization of deferred financing costs	313	264
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(280)	940
(Increase) decrease in prepaid and other assets	30	34
Increase (decrease) in payable for short-term investments purchased	(25,999)	(49,219)
Increase (decrease) in interest and credit facility expense payable	441	6
Increase (decrease) in directors’ fees payable	135	135
Increase (decrease) in other accrued expenses and liabilities	(265)	(90)
Net cash provided by operating activities	3,204	3,052
Cash Flows from Financing Activities
Distributions to Members	—	(6,500)
Deferred financing costs paid	(151)	(626)
Proceeds from credit facility	9,200	6,000
Repayments of credit facility	(28,600)	(1,500)
Net cash used in financing activities	(19,551)	(2,626)
Net (decrease) increase in cash and cash equivalents	(16,347)	426
Cash and cash equivalents, beginning of period	17,736	2,372
Cash and cash equivalents, end of period	$1,389	$2,798
Supplemental and non-cash financing activities
Interest expense paid	$2,184	$3,028
Proceeds from secured borrowing	$364,913	$468,469
Payment to secured borrowing	$(364,913)	$(468,469)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2025

1. Organization and Basis of Presentation

Organization: TCW Direct Lending LLC (the “Company”) was formed as a Delaware corporation on March 20, 2014 and converted to a Delaware limited liability company on April 1, 2014. The Company conducted a private offering of its limited liability company units (the “Common Units”) to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the Company may issue preferred units, though it currently has no intention to do so. The Company has engaged TCW Asset Management Company LLC (“TAMCO”), an affiliate of The TCW Group, Inc. (“TCW”) to be its adviser (the “Adviser”). On May 13, 2014 (“Inception Date”), the Company sold and issued 10 Common Units at an aggregate purchase price of $1 to TAMCO.

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

As of June 30, 2025, the Company has three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

June 30, 2025

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2025, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2025 was $100,875.

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

June 30, 2025

2. Significant Accounting Policies (Continued)

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. The majority of the Company's current debt investments contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2025, PIK interest income earned was $1,345 and $2,866, respectively, representing 22.9% and 31.7%, respectively, of investment income. For the three and six months ended June 30, 2024, PIK interest income earned was $4,855 and $11,546, respectively, representing 54.3% and 53.5%, respectively, of investment income.

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

2. Significant Accounting Policies (Continued)

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2025, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”)) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The initial term of the fund continued until June 5, 2021 and was able to be extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. On May 7, 2025, the Company further extended the fund's term one additional year, until June 5, 2026. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2025:

Investments	Level 1	Level 2	Level 3	NAV(1)	Total
Debt	$—	$—	$168,757	$—	$168,757
Equity	—	—	120,832	—	120,832
Investment funds & vehicles(1)	—	—	—	38,243	38,243
Short- term investments	394,467	—	—	—	394,467
Cash equivalents	994	—	—	—	994
Total	$395,461	$—	$289,589	$38,243	$723,293

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

June 30, 2025

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2025:

	Debt	Equity	Total
Balance, April 1, 2025	$166,033	$124,804	$290,837
Purchases, including payments received in-kind	8,345	—	8,345
Sales and paydowns of investments	(864)	—	(864)
Amortization of premium and accretion of discount, net	43	—	43
Net change in unrealized appreciation/(depreciation)	(4,800)	(3,972)	(8,772)
Balance, June 30, 2025	$168,757	$120,832	$289,589
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	(4,800)	(3,972)	(8,772)

	Debt	Equity	Total
Balance, January 1, 2025	$172,216	$108,136	$280,352
Purchases, including payments received in-kind	11,075	—	11,075
Sales and paydowns of investments	(1,256)	—	(1,256)
Amortization of premium and accretion of discount, net	14	—	14
Net realized losses	(32,894)	—	(32,894)
Net change in unrealized appreciation/(depreciation)	19,602	12,696	32,298
Balance, June 30, 2025	$168,757	$120,832	$289,589
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$(9,866)	$12,697	$2,831

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2024:

	Debt	Equity	Total
Balance, April 1, 2024	$284,851	$87,932	$372,783
Purchases, including payments received in-kind	7,296	—	7,296
Sales and paydowns of investments	(402)	—	(402)
Amortization of premium and accretion of discount, net	(250)	—	(250)
Net change in unrealized appreciation/(depreciation)	(29,299)	(3,948)	(33,247)
Balance, June 30, 2024	$262,196	$83,984	$346,180
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$(29,299)	$(3,948)	$(33,247)

	Debt	Equity	Total
Balance, January 1, 2024	$276,377	$95,419	$371,796
Purchases, including payments received in-kind	16,904	—	16,904
Sales and paydowns of investments	(610)	—	(610)
Amortization of premium and accretion of discount, net	(27)	—	(27)
Net change in unrealized appreciation/(depreciation)	(30,448)	(11,435)	(41,883)
Balance, June 30, 2024	$262,196	$83,984	$346,180
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2024	$(30,448)	$(11,435)	$(41,883)

The Company did not have any transfers between levels during the three and six months ended June 30, 2025 and 2024.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2025.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$27,138	Income Method	Discount Rate	14.6 to 17.8%	16.2%	Decrease
Debt	$27,836	Market Method	EBITDA Multiple	5.0x to 6.8x	5.7x	Increase
Debt	$62,556	Market Method	Revenue Multiple	0.2x to 1.5x	1.1x	Increase
Debt	$51,227	Market Method	Indicative Bid	0.0% to 50.3%	46.1%	Increase
Equity	$49,222	Market Method	EBITDA Multiple	5.0x to 6.8x	6.1x	Increase
Equity	$71,610	Market Method	Revenue Multiple	0.2x to 1.5x	1.1x	Increase
Equity	$—	Market Method	Indicative Bid	0.0% to 0.0%	0.0%	Increase

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

* Weighted based on fair value

Unless noted, the Company generally utilizes the midpoint of a valuation range provided by an external, independent valuation firm in determining fair value.

4. Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting for an initial two-year term. Unless earlier terminated, the Advisory Agreement will remain in effect for additional one-year terms if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board. On August 12, 2024, the Company’s Board renewed the Advisory Agreement for an additional one-year term until September 15, 2025.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

During the three and six months ended June 30, 2025, Management Fees incurred were $796 and $1,653, respectively. During the three and six months ended June 30, 2024, Management Fees incurred were $889 and $1,762, respectively. In connection with the supermajority vote by the Unitholders to extend the Company's term from September 19, 2023 to September 19, 2024 as described in Note 1, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

June 30, 2025

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

No Incentive Fees were incurred during the three and six months ended June 30, 2025 and 2024.

Administration Agreement: On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists with the Company’s compliance with regulations applicable to a BDC under the 1940 Act, and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 12, 2024, the Company’s Board renewed the Administration Agreement for an additional one-year term until September 15, 2025.

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

The Company’s capital commitment to Strategic Ventures is $481,600, representing approximately 80% of the preferred and common equity ownership of Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to Strategic Ventures. Strategic Ventures also entered into a revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. On April 30, 2021, Strategic Ventures’ revolving credit facility was terminated.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	January 2028	$5,568	$—	$7,268	$—
Pace Industries, Inc.	October 2026	—	—	2,336	1,007
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2027	4,921	—	4,921	—
Total		$10,489	$—	$14,525	$1,007

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2025 and December 31, 2024, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2025 and 2024, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Units at beginning of period	18,034,649	18,034,649	18,034,649	18,034,649
Units issued and committed at end of period	18,034,649	18,034,649	18,034,649	18,034,649

The Company did not process any deemed distributions and re-contributions during the three and six months ended June 30, 2025 and 2024.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper rate (“CP Rate”) plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2025, the Company was in compliance with such covenants.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

On March 24, 2025, the maturity date of the Credit Agreement was extended to July 3, 2025.

As of June 30, 2025 and December 31, 2024, the Available Commitment under the Amended Credit Agreement was $78,750 and $59,350, respectively.

As of June 30, 2025 and December 31, 2024, the amounts outstanding under the Credit Facility were $73,250 and $92,650, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2025 and December 31, 2024, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of June 30, 2025 and December 31, 2024, $5 and $166, respectively, of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Credit facility interest expense	$1,312	$1,556	$2,589	$3,029
Undrawn commitment fees	106	78	207	155
Administrative fees	17	0	33	16
Amortization of deferred financing costs	159	151	313	264
Total	$1,594	$1,785	$3,142	$3,464
Weighted average interest rate	6.87%	7.76%	6.87%	7.70%
Average outstanding balance	$75,610	$79,325	$74,960	$77,759

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

The Repurchase Transactions entered into during the six months ended June 30, 2025 and 2024, had average principal balances of $391,122 and $479,923, respectively and weighted average interest rates of 4.53% and 5.57%, respectively.

The net proceeds received from Repurchase Transactions during the six months ended June 30, 2025 and 2024 was a net loss of $145 (comprised of interest expense of $2,178 net of realized gains on short-term investments of $2,033) and $371 (comprised of interest expense of $3,434 net of realized gains on short-term investments of $3,063), respectively.

The Company had no outstanding Repurchase Obligations as of June 30, 2025 and December 31, 2024. Interest expense incurred under these Repurchase Transactions was $1,080 and $1,699 for the three months ended June 30, 2025 and 2024, respectively. Interest expense incurred under these Repurchase Transactions was $2,178 and $3,434 for the six months ended June 30, 2025 and 2024, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of June 30, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2025	December 31, 2024
Cost of investments for federal income tax purposes	$828,348	$907,676
Unrealized appreciation	$51,174	$52,694
Unrealized depreciation	$(156,229)	$(206,556)
Net unrealized depreciation on investments	$(105,055)	$(153,862)

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

June 30, 2025

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

As of June 30, 2025, our investments in Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) and RT Holdings Parent, LLC exceeded the threshold in at least one of the Rule 1-02(w)(2) tests. Accordingly, included below is the summarized income statement information for Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) and RT Holdings Parent, LLC:

	For the three months ended June 30,	For the six months ended June 30,
	2025(1)	2025(1)
Selected Income Statement Information - Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)
Total revenue	$16,821	$31,831
Gross profit	2,008	$3,848
Net loss	(3,211)	(6,145)

(1) No comparative periods are presented as Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) was formed on August 23, 2024.

	For the three months ended June 3,	For the three months ended June 4,	For the six months ended June 3,	For the six months ended June 4,
	2025(2)	2024(2)	2025(2)	2024(2)
Selected Income Statement Information - RT Holdings Parent, LLC
Total revenue	$85,058	$89,059	$160,915	$174,176
Gross profit	33,299	35,388	61,392	66,202
Net income (loss)	1,372	134	(3,377)	(1,593)

(2) RT Holdings Parent, LLC's fiscal period does not end on the last day of a given month. As such, the Company has presented the most recent comparable period available.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

12. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2025 and 2024 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the six months ended June 30,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$25.22	$31.38
Income from Investment Operations:
Net investment income	0.17	0.77
Net realized and unrealized loss	(0.16)	(2.49)
Total income (loss) from investment operations	0.01	(1.72)
Less Distributions:
From net investment income	—	(0.36)
Total distributions	—	(0.36)
Net Asset Value Per Unit (accrual base), End of Period	$25.23	$29.30
Common Unitholder Total Return(2)(3)	0.03%	(9.71)%
Common Unitholder IRR(4)	6.91%	7.83%
Ratios and Supplemental Data:
Members’ Capital, end of period	$255,870	$329,279
Units outstanding, end of period	18,034,649	18,034,649
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	5.89%	5.25%
Expenses waived by Investment Adviser(5)	(1.27)%	(0.49)%
Ratio of net expenses to average net assets(5)	4.62%	4.76%
Ratio of financing cost to average net assets(3)	1.20%	0.95%
Ratio of net investment income before expenses reimbursed to average net assets(5)	1.06%	6.72%
Ratio of net investment income to average net assets(5)	2.33%	7.70%
Credit facility payable	$73,250	$81,550
Asset coverage ratio	4.49	5.04
Portfolio turnover rate(3)	2.46%	0.39%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2025 and 2024.
(2)
The Total Return for the six months ended June 30, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 6.91% through June 30, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2025

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 1, 2025, the Company entered into a Repurchase Transaction with Barclays which settled on July 25, 2025 with a principal amount of $394,500.

On July 3, 2025, the Company entered into the Seventh Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Seventh Amended Credit Agreement"). The Seventh Amended Credit Agreement extended the maturity date of the loan until January 2, 2026. Additionally, the Applicable Margin was updated from 1.50% to 1.00% for Base Rate Loans and 2.50% to 2.00% for all other loan types.

On July 31, 2025, the Company's term was extended for an additional one-year period from September 19, 2025 to September 19, 2026 via a supermajority vote of the Unitholders.

On August 13, 2025, the Company’s Board renewed the Advisory Agreement for an additional one-year term until September 15, 2026.

On August 13, 2025, the Company’s Board renewed the Administration Agreement for an additional one-year term until September 15, 2026.

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

•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and the related tax implications;
•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on March 31, 2025.

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

As of June 30, 2025, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team” fka the “Direct Lending Team”) has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, the majority of our current debt investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful.

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

Debt, (Level 3), include investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs. An income method approach incorporating a weighted average cost of capital and discount rate, or a market method approach using prices and other relevant information generated by market transactions involving identical or comparable assets, is generally used to determine fair value, though some cases use an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

The majority of our current debt investments contain PIK due to certain circumstances including debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2025, PIK interest income earned was $1.3 million and $2.9 million, respectively, representing 22.9% and 31.7%, respectively, of investment income. For the three and six months ended June 30, 2024, PIK interest income earned was $4.9 million and $11.5 million, representing 54.3% and 53.5%, respectively, of investment income.

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in an affiliated investment fund TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the

Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. On May 1, 2024, the Company further extended the fund's term one additional year, until June 5, 2025. On May 7, 2025, the Company further extended the fund's term one additional year, until June 5, 2026. The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of June 30, 2025, our portfolio consisted of debt and equity investments in six and six portfolio companies, respectively, including Strategic Ventures. Based on fair values as of June 30, 2025, our portfolio was comprised of 51.5% debt investments which were primarily senior secured, first lien term loans and 48.5% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in Strategic Ventures. Debt investments in one portfolio company was on non-accrual status as of June 30, 2025, representing 14.3% and 38.4% of our portfolio’s fair value and cost, respectively.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2025:

Industry	Percent of Total Investments
Industrial Conglomerates	30%
Metals & Mining	16%
Diversified Consumer Services	13%
Investment Funds & Vehicles	12%
Hotels, Restaurants & Leisure	11%
Household Durables	10%
Pharmaceuticals	8%
Total	100%

Results of Operations

Our operating results for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Total investment income	$5,868	$8,941	$9,030	$21,600
Net expenses	3,033	3,940	6,000	7,713
Net investment income	2,835	5,001	3,030	13,887
Net realized loss on investments	—	—	(32,894)	—
Net change in unrealized appreciation/(depreciation) on investments	(12,517)	(35,930)	27,918	(47,910)
Net realized gain on short-term investments	985	1,456	2,033	3,063
Net (decrease) increase in Members’ Capital from operations	$(8,697)	$(29,473)	$87	$(30,960)

Total investment income

Total investment income for the three months ended June 30, 2025 and 2024 was $5.9 million and $8.9 million, respectively, and included interest income (including PIK interest income) of $3.3 million and $6.4 million, respectively. Interest income for the three months ended June 30, 2025 and 2024 included $1.3 million and $4.9 million, respectively, of PIK interest income. Total investment income for the three months ended June 30, 2025 and 2024 also included $2.6 and $2.5 million, respectively, of dividend income from our investment in Strategic Ventures.

Total investment income for the six months ended June 30, 2025 and 2024 was $9.0 million and $21.6 million, respectively, and included interest income (including PIK interest income) of $6.4 million and $16.7 million, respectively. Interest income for the three months ended June 30, 2025 and 2024 included $2.9 million and $11.5 million, respectively, of PIK interest income. Total investment income for the three months ended June 30, 2025 and 2024 also included $2.6 and $4.8 million, respectively, of dividend income from our investment in Strategic Ventures.

Total investment income decreased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 due to the disposition of debt investments and decreased interest income which occurred due to the restructuring of debt investments into equity investments. Dividend income from Strategic Ventures also decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to decreases in net investment income at Strategic Ventures during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Net Expenses

Expenses for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Expenses
Interest and credit facility expenses	$1,594	$1,785	$3,142	$3,464
Interest expense on repurchase transactions	1,080	1,699	2,178	3,434
Management fees	796	889	1,653	1,762
Administrative fees	111	125	221	253
Professional fees	133	199	221	332
Directors’ fees	90	89	158	157
Other expenses	25	43	80	73
Total expenses	3,829	4,829	$7,653	$9,475
Expenses waived by the Adviser	(796)	(889)	(1,653)	(1,762)
Net Expenses	$3,033	$3,940	$6,000	$7,713

Our net expenses for the three months ended June 30, 2025 and 2024 were $3.0 million and $3.9 million, respectively. Our net expenses included management fees attributed to the Adviser of $0.8 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, which were waived by the Adviser subsequent to December 31, 2022.

Our net expenses for the six months ended June 30, 2025 and 2024 were $6.0 million and $7.7 million, respectively. Our net expenses included management fees attributed to the Adviser of $1.7 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively, which were waived by the Adviser subsequent to December 31, 2022.

The decrease in net operating expenses during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, was primarily due to lower interest expense on repurchase transactions resulting from a lower average outstanding principal balance coupled with a lower weighted average interest rate. Interest and credit facility expenses also decreased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 due to a decrease in our weighted average outstanding credit facility balance and a decrease in our weighted average interest rate.

Net investment income

Net investment income for the three months ended June 30, 2025 and 2024 was $2.8 million and $5.0 million, respectively. Net investment income for the six months ended June 30, 2025 and 2024 was $3.0 million and $13.9 million, respectively.

The decrease in net investment income during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was due to the decrease in total investment income, partially offset by lower net expenses during the three and six months ended June 30, 2025 versus the three and six months ended June 30, 2024, as described above.

Net realized loss on investments

Our realized loss on investments for the three months ended June 30, 2025 and 2024 was $0 and $0, respectively. Our realized loss on investments for the six months ended June 30, 2025 was $32.9 million and $0, respectively. Our net realized loss on investments for the six months ended June 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Animal Supply Company, LLC	Term Loan	$(27,363)
Retail & Animal Intermediate, LLC	First Out Term Loan	(2,816)
Animal Supply Company, LLC	Delayed Draw Priming Term Loan	(2,715)
Net realized loss		$(32,894)

We did not recognize a realized loss on investments during the three months ended June 30, 2025 as none of our investments were disposed of during the period. We did not recognize a realized loss on investments during the three and six months ended June 30, 2024 as none of our investments were disposed of during the period.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2025 and 2024 was ($12.5) million and ($35.9) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Cedar Ultimate Parent, LLC	Class A Preferred Units	$(7,287)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(4,713)
TCW Direct Lending Strategic Ventures LLC	Preferred membership Interests	(4,555)
Pace Industries, Inc.	Term Loan	(2,712)
Pace Industries, Inc.	Revolver	(881)
Precision Products Machining Group, LLC	Class A Units	8,317
All others	Various	(686)
Net change in unrealized appreciation/(depreciation)		$(12,517)

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

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2025 and 2024 was $27.9 million and ($47.9) million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	Term Loan	$(6,474)
TCW Direct Lending Strategic Ventures LLC	Preferred membership Interests	(5,387)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(4,020)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(3,452)
Pace Industries, Inc.	Revolver	(2,020)
Retail & Animal Intermediate, LLC	Delayed Draw Priming Term Loan	2,816	*
RT Holdings Parent, LLC	Class A Units	5,209
Precision Products Machining Group, LLC	Class A Units	13,940
Animal Supply Company, LLC	Term Loan	26,676	*
All others	Various	630
Net change in unrealized appreciation/(depreciation)		$27,918

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the six months ended June 30, 2025 as realized losses and/or accelerated original issue discount.

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

Net realized gain on short-term investments

During the three months ended June 30, 2025 and 2024 we incurred $1.0 million and $1.5 million, respectively, in realized gains from our short-term investments in government treasuries.

During the six months ended June 30, 2025 and 2024 we incurred $2.0 million and $3.1 million, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in Members’ Capital from operations

Our net (decrease) increase in Members’ Capital from operations during the three months ended June 30, 2025 and 2024 was ($8.7) million and ($29.5) million, respectively.

Our net (decrease) increase in Members’ Capital from operations during the six months ended June 30, 2025 and 2024 was $0.1 million and ($31.0) million, respectively.

The lower net decrease in Members’ Capital from operations during the three months ended June 30, 2025 compared to the net decrease during the three months ended June 30, 2024 was primarily due to net realized and unrealized losses on our investments of $11.5 million during the three months ended June 30, 2025 compared to net realized and unrealized losses on our investments of $34.5 million during the three months ended June 30, 2024 and was partially offset by a decrease in net investment income, as described above.

The net increase in Members’ Capital from operations during the six months ended June 30, 2025 compared to the net decrease during the six months ended June 30, 2024 was primarily due to net realized and unrealized losses on our investments of $2.9 million during the six months ended June 30, 2025 compared to net realized and unrealized losses on our investments of $44.8 million during the six months ended June 30, 2024 and was partially offset by a decrease in net investment income, as described above.

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

As of June 30, 2025 and December 31, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177.0 million subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper rate (“CP Rate”) plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2025, we were in compliance with such covenants.

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

On March 24, 2025, the maturity date of the Credit Agreement was extended to July 3, 2025.

As of June 30, 2025 and December 31, 2024, the Available Commitment under the Credit Facility was $78.8 million and $59.4 million, respectively.

As of June 30, 2025 and December 31, 2024 the amounts outstanding under the Credit Facility were $73.3 million and $92.7 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2025 and December 31, 2024, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. We incurred financing costs of $0.9 million and $0.5 million in connection with the April 6, 2021 Third Amended Credit Agreement and the April 7, 2023 Fifth Amended Credit Agreement, respectively. We also incurred financing costs of $0.6 million in connection with the April 5, 2024 Sixth Amended Credit Agreement. As of June 30, 2025 and December 31, 2024, $0 and $0.2 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Credit facility interest expense	$1,312	$1,556	$2,589	$3,029
Undrawn commitment fees	106	78	207	155
Administrative fees	17	0	33	16
Amortization of deferred financing costs	159	151	313	264
Total	$1,594	$1,785	$3,142	$3,464
Weighted average interest rate	6.87%	7.76%	6.87%	7.70%
Average outstanding balance	$75,610	$79,325	$74,960	$77,759

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

The Repurchase Transactions entered into during the six months ended June 30, 2025 and 2024, had average principal balances of $391.1 million and $479.9 million, respectively and weighted average interest rates of 4.53% and 5.57%, respectively.

The net proceeds received from Repurchase Transactions during the six months ended June 30, 2025 and 2024 was a net loss of $0.1 million (comprised of interest expense of $2.2 million net of realized gains on short-term investments of $2.0 million) and $0.4 million (comprised of interest expense of $3.4 million net of realized gains on short-term investments of $3.1 million), respectively.

We had no outstanding Repurchase Obligations as of June 30, 2025 and 2024. Interest expense incurred under these Repurchase Transactions was $1.1 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively. Interest expense incurred under these Repurchase Transactions was $2.2 million and $3.4 million for the six months ended June 30, 2025 and 2024, respectively.

A summary of our contractual payment obligations as of June 30, 2025 and December 31, 2024 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – June 30, 2025	$152,000	$73,250	$78,750
Total Debt Obligations – December 31, 2024	$152,000	$59,350	$59,350

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		June 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	January 2028	$5,568	$—	$7,268	$—
Pace Industries, Inc.	October 2026	—	—	2,336	1,007
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2027	4,921	—	4,921	—
Total		$10,489	$—	$14,525	$1,007

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2025 and December 31, 2024, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Interest Rate Risk. At June 30, 2025, 66.7% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At June 30, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our June 30, 2025 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,363	$2,228	$135
Up 200 basis points	1,575	1,485	90
Up 100 basis points	788	743	45
Down 100 basis points	(788)	(743)	(45)
Down 200 basis points	(1,575)	(1,485)	(90)
Down 300 basis points	(2,352)	(2,228)	(124)

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Restructured portfolio investments can create greater equity risks and reduce income.

Certain of the Company’s portfolio investments have been and will be restructured to address loan defaults or for other reasons considered by the Company to have the potential to better protect or preserve the value of the Company’s investment. Often, a restructured investment will result in an equity holding rather than debt. Equity investments can increase volatility in the value of the investment, will not be secured by assets, create a greater risk of loss, and can produce reduced or no income for the Company. As a result of these restructured investments, the Company has generally experienced reduced interest income.

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

Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a) Exhibits

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

3.5	Amendment to Second Amended and Restated Limited Liability Company Agreement, dated September 27, 2024 (incorporated by reference to Exhibit 3.5 to a filing on Form 10-Q filed on May 15, 2025)
10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

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

10.15*

Seventh Amendment to the Third Amended and Restated Revolving Credit Agreement, dated July 3, 2025, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto.

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the six months ended June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 13, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 13, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer