Form 10-Q
period 2025-09-30
TCW Direct Lending LLC
filed 2025-11-13
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 13, 2025 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 12.26% (SOFR + 8.00%, 1.25% Floor)	3.0%	7,334,188	12/29/26	$7,334,188	$7,334,188
				3.0%			7,334,188	7,334,188
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 16.39% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	4.1%	10,011,826	02/24/27	9,991,095	10,011,826
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 20.39% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	1.2%	2,529,062	02/24/27	2,529,062	2,928,001
				5.3%			12,520,157	12,939,827
Household Durables
	Cedar Electronics Holdings, Corp.(4)	05/19/15	Term Loan - 12.38% (SOFR + 8.00%, 1.50% Floor)	5.8%	14,018,452	12/31/26	14,017,838	14,018,452
	Cedar Electronics Holdings, Corp. (4)	01/30/19	Incremental Term Loan - 15.00% inc PIK (15.00%, Fixed Coupon, all PIK)	2.7%	6,546,381	12/31/26	6,479,044	6,546,381
				8.5%			20,496,882	20,564,833
Industrial Conglomerates
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Revolver - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	7.1%	17,092,378	01/31/28	17,092,378	17,092,378
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(4)	08/22/24	Term Loan A - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	4.7%	11,499,903	01/31/28	11,497,109	11,499,903
				11.8%			28,589,487	28,592,281
Metals & Mining
	Pace Industries, Inc.(2)(4)(9)	06/01/20	HoldCo Term Loan - 6.27% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	0.0%	108,418,536	06/01/40	78,137,869	—
	Pace Industries, Inc.(2)(4)(9)	06/01/20	Term Loan - 12.57% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	12.5%	82,877,442	10/14/26	68,091,752	30,167,389
	Pace Industries, Inc.(2)(4)(9)	10/07/22	Revolver - 12.60% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	3.6%	23,986,403	10/14/26	19,869,725	8,731,051
	Pace Industries, Inc.(4)	04/11/25	2025 Term Loan - 10.57% inc PIK (SOFR + 6.25%, 1.50% Floor, all PIK)	1.8%	4,352,357	04/14/26	4,352,357	4,352,357
				17.9%			170,451,703	43,250,797
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 12.82% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	11.1%	27,639,532	05/01/26	27,639,532	27,003,822
				11.1%			27,639,532	27,003,822
	Total Debt Investments			57.6%			267,031,949	139,685,748

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class A Preferred Stock	7.5%	806,264	$8,062,637	$18,060,308
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class B Preferred Stock	2.2%	359,474	356,635	5,284,268
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Common Stock	4.7%	80,700	53,889	11,481,100
			14.4%		8,473,161	34,825,676
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(7)	Class A Units	8.4%	5,475,885	5,133,708	20,363,721
	RT Holdings Parent, LLC(2)(4)(7)	Warrant, expires 2/24/27	1.4%	912,647	—	3,393,587
	RT Holdings Parent, LLC(2)(4)(7)	Class P-1 Units	0.2%	105,624	133,086	392,995
	RT Holdings Parent, LLC(2)(4)(7)	Class P-2 Units	0.0%	53,104	66,914	119,001
			10.0%		5,333,708	24,269,304
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class A Preferred Units	5.6%	9,297,990	9,187,902	13,560,003
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class D Preferred Units	0.0%	2,900,000	—	—
			5.6%		9,187,902	13,560,003
Industrial Conglomerates
	Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)(2)(4)(7)	Class A Units	17.4%	100,000	62,647,925	42,099,000
			17.4%		62,647,925	42,099,000
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(4)(6)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(2)(4)(6)	Preferred membership Interests	15.3%	56,760	56,760,000	37,031,795
			15.3%		56,760,000	37,031,795
Metals & Mining
	Pace Industries, Inc.(2)(4)(7)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
	Total Equity Investments		62.7%		144,513,218	151,785,778
	Total Debt & Equity Investments(8)		120.3%		411,545,167	291,471,526
	Cash Equivalents
	First American Government Obligation Fund, Yield 4.04%, Class X (FGXXX)		0.9%	2,062,648	2,062,648	2,062,648
	Total Cash Equivalents		0.9%		2,062,648	2,062,648
	Short-term Investments
	U.S. Treasury Bill, Yield 3.92%, Maturity Date 01/27/26		163.1%	400,000,000	394,998,111	394,998,111
	Total Short-term Investments		163.1%		394,998,111	394,998,111
	Total Investments (284.2%)				$808,605,926	$688,532,285
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-184.2%)					(446,297,111)
	Net Assets (100.0%)					$242,235,175

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

(3)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and September 30, 2025 along with transactions during the period ended September 30, 2025 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2025	Interest/Dividend/ Other income
ASC Acquisition Holdings LLC Term Loan - 9.50%	$686,276	$—	$—	$(27,362,675)	$26,676,399	$—	$—
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan	—	—	—	(2,816,305)	2,816,305	—	—
Animal Supply Company, LLC First Out Term Loan	2,703,724	6,022	30,767	(2,715,155)	(25,358)	—	35,805
Total Non-Controlled Affiliated Investments	$3,390,000	$6,022	$30,767	$(32,894,135)	$29,467,346	$—	$35,805

(a)
Gross additions include new purchases, payment-in-kind (“PIK”) income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

(4)
As defined in the 1940 Act, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and September 30, 2025 along with transactions during the period ended September 30, 2025 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2025	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,844,291	$702,090	$—	$—	$—	$6,546,381	$708,139
Cedar Electronics Holdings, Corp Term Loan - 9.50%	14,018,452	—	(583)	—	583	14,018,452	1,500,172
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,403,979	—	—	—	(2,843,976)	13,560,003	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC Revolver	5,829,929	11,262,449	—	—	—	17,092,378	435,693
Overton Chicago Gear, LLC Term Loan A	40,929,862	1,520,898	(30,939,620)	—	(11,237)	11,499,903	1,625,780
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 3.50%	—	—	—	—	—	—	—
Pace Industries, Inc. Revolver Opco	11,240,860	2,336,380	—	—	(4,846,189)	8,731,051	2,500
Pace Industries, Inc. Term Loan - 9.75%	42,921,932	—	(6,143)	—	(12,748,400)	30,167,389	(6,143)
Pace Industries, Inc. 2025 Term Loan - 7.75%	—	4,352,357	—	—	—	4,352,357	218,593
Precision Products Machining Group, LLC Class A Units	33,351,000	—	—	—	8,748,000	42,099,000	—
RT Holdings Parent, LLC Class A Unit	15,197,224	—	—	—	5,166,498	20,363,722	—
RT Holdings Parent, LLC Warrant	2,532,687	—	—	—	860,900	3,393,587	—
Ruby Tuesday Operations, LLC Incremental Term Loan	2,928,001	360,670	—	—	(360,670)	2,928,001	367,549
Ruby Tuesday Operations, LLC Term Loan	9,389,540	861,628	(229,608)	—	(9,734)	10,011,826	1,084,956
Ruby Tuesday P-1 Units	293,001	—	—	—	99,994	392,995	—
Ruby Tuesday P-2 Units	68,000	—	—	—	51,001	119,001	—
School Specialty, Inc. Common Stock	16,945,063	—	—	—	(5,463,963)	11,481,100	—
School Specialty, Inc. Preferred Stock A	18,060,308	—	—	—	—	18,060,308	—
School Specialty, Inc. Preferred Stock B	5,284,268	—	—	—	—	5,284,268	—
School Specialty, Inc. Term Loan - 9.25%	8,065,952	5,405	(729,655)	—	(7,513)	7,334,189	733,422
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	51,230,479	—	(8,240,000)	—	(5,958,684)	37,031,795	2,560,000
Total Controlled Affiliated Investments	$300,534,828	$21,401,877	$(40,145,609)	$—	$(17,323,390)	$264,467,706	$9,230,659

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2025

(6)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2025, $37,031,795 or 5.4% of the Company’s total assets were represented by “non-qualifying assets.”
(7)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities was $114,753,983, or 16.6% of the Company’s total assets.
(8)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(9)
Investment is in default as of September 30, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $21,513,840 and $40,639,599, respectively, for the period ended September 30, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2025

	As of September 30,
	2025	As of December 31,
	(unaudited)	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $27,640 and $28,041, respectively)	$27,004	$27,658
Non-controlled affiliated investments (amortized cost of $0 and $32,857, respectively)	—	3,390
Controlled affiliated investments (amortized cost of $383,906 and $402,649, respectively)	264,468	300,535
Cash and cash equivalents	2,063	17,736
Short-term investments	394,998	420,466
Interest income receivable	1,021	1,059
Deferred financing costs	127	166
Prepaid and other assets	62	30
Total Assets	$689,743	$771,040
Liabilities
Payable for short-term investments purchased	$394,998	$420,466
Credit facility payable	51,550	92,650
Interest and credit facility expense payable	389	589
Directors' fees payable	203	—
Unrealized depreciation on unfunded commitments	—	1,007
Other accrued expenses and other liabilities	368	545
Total Liabilities	447,508	515,257
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,117,327)	(1,117,327)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	472,261	472,261
Accumulated overdistributed earnings	(230,026)	(216,478)
Total Members’ Capital	242,235	255,783
Total Liabilities and Members’ Capital	$689,743	$771,040
Net Asset Value Per Unit (accrual base) (Note 12)(1)	$24.47	$25.22

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$904	$1,430	$2,737	$5,172
Interest income paid-in-kind	27	2,157	99	9,512
Other fee income	42	—	68	7
Non-controlled affiliated investments:
Interest income	—	8	6	(42)
Interest income paid-in-kind	—	94	30	123
Other fee income	—	—	—	13
Controlled affiliated investments:
Interest income	1,056	770	2,795	2,256
Interest income paid-in-kind	1,112	264	3,876	4,426
Dividend income	—	—	2,560	4,796
Other fee income	—	—	—	60
Total investment income	3,141	4,723	12,171	26,323
Expenses
Interest and credit facility expenses	1,182	1,968	4,324	5,432
Interest expense on repurchase transactions	1,176	1,617	3,354	5,051
Management fees	818	911	2,471	2,673
Professional fees	223	188	444	520
Administrative fees	109	118	330	371
Directors’ fees	88	87	246	244
Other expenses	26	28	106	101
Total expenses	3,622	4,917	11,275	14,392
Expenses waived by the Adviser	(818)	(911)	(2,471)	(2,673)
Net expenses	2,804	4,006	8,804	11,719
Net investment income	337	717	3,367	14,604
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled/non-affiliated investments	—	(5,000)	—	(5,000)
Non-controlled affiliated investments	—	—	(32,894)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(139)	6,370	755	875
Non-controlled affiliated investments	—	(6,637)	29,467	(11,895)
Controlled affiliated investments	(14,880)	(41,290)	(17,323)	(78,447)
Net realized gain on short-term investments	1,047	1,490	3,080	4,553
Net realized and unrealized loss on investments	(13,972)	(45,067)	(16,915)	(89,914)
Net decrease in Members’ Capital from operations	$(13,635)	$(44,350)	$(13,548)	$(75,310)
Basic and diluted:
Loss per unit	$(0.76)	$(2.46)	$(0.75)	$(4.18)
Units outstanding	18,034,649	18,034,649	18,034,649	18,034,649

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$472,261	$(216,478)	$255,783
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	195	195
Net realized loss on investments	—	(31,846)	(31,846)
Net change in unrealized appreciation/(depreciation) on investments	—	40,435	40,435
Total Increase in Members’ Capital for the three months ended March 31, 2025	—	8,784	8,784
Members’ Capital at March 31, 2025	472,261	(207,694)	264,567
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	2,835	2,835
Net realized gain on investments	—	985	985
Net change in unrealized appreciation/(depreciation) on investments	—	(12,517)	(12,517)
Total Decrease in Members’ Capital for the three months ended June 30, 2025	—	(8,697)	(8,697)
Members’ Capital at June 30, 2025	472,261	(216,391)	255,870
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	337	337
Net realized gain on investments	—	1,047	1,047
Net change in unrealized appreciation/(depreciation) on investments	—	(15,019)	(15,019)
Total Decrease in Members’ Capital for the three months ended September 30, 2025	—	(13,635)	(13,635)
Members’ Capital at September 30, 2025	$472,261	$(230,026)	$242,235

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2024

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2024	$474,543	$(107,804)	$366,739
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	8,886	8,886
Net realized gain on investments	—	1,607	1,607
Net change in unrealized appreciation/(depreciation) on investments	—	(11,980)	(11,980)
Distributions to Members from:
Distributable earnings	—	(2,500)	(2,500)
Total Decrease in Members’ Capital for the three months ended March 31, 2024	—	(3,987)	(3,987)
Members’ Capital at March 31, 2024	474,543	(111,791)	362,752
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	5,001	5,001
Net realized gain on investments	—	1,456	1,456
Net change in unrealized appreciation/(depreciation) on investments	—	(35,930)	(35,930)
Distributions to Members from:
Distributable earnings	—	(4,000)	(4,000)
Total Decrease in Members’ Capital for the three months ended June 30, 2024	—	(33,473)	(33,473)
Members’ Capital at June 30, 2024	474,543	(145,264)	329,279
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	717	717
Net realized loss on investments	—	(3,510)	(3,510)
Net change in unrealized appreciation/(depreciation) on investments	—	(41,557)	(41,557)
Total Decrease in Members’ Capital for the three months ended September 30, 2024	—	(44,350)	(44,350)
Members’ Capital at September 30, 2024	$474,543	$(189,614)	$284,929

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

	For the nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(13,548)	$(75,310)
Adjustments to reconcile the net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(17,509)	(18,132)
Purchases of short-term investments	(394,998)	(418,769)
Interest income paid-in-kind	(4,005)	(14,061)
Proceeds from sales and paydowns of investments	40,640	9,180
Proceeds from sales of short-term investments	423,546	496,519
Realized gain on short-term investments	(3,080)	(4,553)
Net realized loss on investments	32,894	5,000
Change in net unrealized (appreciation)/depreciation on investments	(12,899)	89,467
Amortization of premium and accretion of discount, net	(23)	(6)
Amortization of deferred financing costs	465	455
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	38	1,423
(Increase) decrease in prepaid and other assets	(32)	(11)
Increase (decrease) in payable for short-term investments purchased	(25,468)	(73,197)
Increase (decrease) in interest and credit facility expense payable	(200)	17
Increase (decrease) in directors’ fees payable	203	203
Increase (decrease) in other accrued expenses and liabilities	(177)	(28)
Net cash provided by (used in) operating activities	25,847	(1,803)
Cash Flows from Financing Activities
Distributions to Members	—	(6,500)
Deferred financing costs paid	(420)	(659)
Proceeds from credit facility	13,500	12,900
Repayments of credit facility	(54,600)	(3,500)
Net cash (used in) provided by financing activities	(41,520)	2,241
Net (decrease) increase in cash and cash equivalents	(15,673)	438
Cash and cash equivalents, beginning of period	17,736	2,372
Cash and cash equivalents, end of period	$2,063	$2,810
Supplemental and non-cash financing activities
Interest expense paid	$3,724	$4,700
Proceeds from secured borrowing	$394,500	$102,632
Payment to secured borrowing	$(394,500)	$(102,632)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

As of September 30, 2025, the Company has three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of the Company and Precision Products Machining Group, LLC was acquired through an investment restructuring

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), September 19, 2020. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On April 30, 2021, the Company’s Board of Directors approved the second one year extension of the Company’s term from September 19, 2021 to September 19, 2022. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders. On May 11, 2023 the term of the Company was extended for an additional one-year period from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders. On July 11, 2024, the Company's term was extended for an additional one-year period from September 19, 2024 to September 19, 2025 via a supermajority vote of the Unitholders. On July 31, 2025, the Company's term was extended for an additional one-year period from September 19, 2025 to September 19, 2026 via a supermajority vote of the Unitholders. If we are unable to extend the Company’s term beyond September 19, 2026, we may be required to dispose of our remaining investments at unfavorable prices.

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

September 30, 2025

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2025, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2025 was $100,875.

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

September 30, 2025

2. Significant Accounting Policies (Continued)

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. The majority of the Company's current debt investments contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2025, PIK interest income earned was $1,139 and $4,005, respectively, representing 36.3% and 32.9%, respectively, of investment income. For the three and nine months ended September 30, 2024, PIK interest income earned was $2,515 and $14,061, respectively, representing 53.3% and 53.4%, respectively, of investment income.

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

2. Significant Accounting Policies (Continued)

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of September 30, 2025, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

September 30, 2025

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2025:

Investments	Level 1	Level 2	Level 3	NAV(1)	Total
Debt	$—	$—	$139,686	$—	$139,686
Equity	—	—	114,754	—	114,754
Investment funds & vehicles(1)	—	—	—	37,032	37,032
Short- term investments	394,998	—	—	—	394,998
Cash equivalents	2,063	—	—	—	2,063
Total	$397,061	$—	$254,440	$37,032	$688,533

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

September 30, 2025

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2025:

	Debt	Equity	Total
Balance, July 1, 2025	$168,757	$120,832	$289,589
Purchases, including payments received in-kind	10,439	—	10,439
Sales and paydowns of investments	(31,144)	—	(31,144)
Amortization of premium and accretion of discount, net	9	—	9
Net change in unrealized appreciation/(depreciation)	(8,375)	(6,078)	(14,453)
Balance, September 30, 2025	$139,686	$114,754	$254,440
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	(8,369)	(6,079)	(14,448)

	Debt	Equity	Total
Balance, January 1, 2025	$172,216	$108,136	$280,352
Purchases, including payments received in-kind	21,514	—	21,514
Sales and paydowns of investments	(32,400)	—	(32,400)
Amortization of premium and accretion of discount, net	23	—	23
Net realized losses	(32,894)	—	(32,894)
Net change in unrealized appreciation/(depreciation)	11,227	6,618	17,845
Balance, September 30, 2025	$139,686	$114,754	$254,440
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$(18,235)	$6,618	$(11,617)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2024:

	Debt	Equity	Total
Balance, July 1, 2024	$262,196	$83,984	$346,180
Purchases, including payments received in-kind	48,792	62,647	111,439
Sales and paydowns of investments	(102,840)	—	(102,840)
Amortization of premium and accretion of discount, net	33	—	33
Net realized losses	(5,000)	—	(5,000)
Net change in unrealized appreciation/(depreciation)	711	(37,739)	(37,028)
Balance, September 30, 2024	$203,892	$108,892	$312,784
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2024	$759	$(37,739)	$(36,980)

	Debt	Equity	Total
Balance, January 1, 2024	$276,377	$95,419	$371,796
Purchases, including payments received in-kind	65,696	62,647	128,343
Sales and paydowns of investments	(103,450)	—	(103,450)
Amortization of premium and accretion of discount, net	6	—	6
Net realized losses	(5,000)	—	(5,000)
Net change in unrealized appreciation/(depreciation)	(29,737)	(49,174)	(78,911)
Balance, September 30, 2024	$203,892	$108,892	$312,784
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2024	$(29,689)	$(49,174)	$(78,863)

The Company did not have any transfers between levels during the three and nine months ended September 30, 2025 and 2024.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2025.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$27,004	Income Method	Discount Rate	15.3 to 17.6%	16.4%	Decrease
Debt	$27,899	Market Method	EBITDA Multiple	5.0x to 8.0x	6.0x	Increase
Debt	$84,783	Market Method	Revenue Multiple	0.2x to 1.4x	0.7x	Increase
Equity	$48,387	Market Method	EBITDA Multiple	5.0x to 8.0x	6.9x	Increase
Equity	$66,367	Market Method	Revenue Multiple	0.2x to 1.4x	0.9x	Increase

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

September 30, 2025

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

During the three and nine months ended September 30, 2025, Management Fees incurred were $818 and $2,471, respectively. During the three and nine months ended September 30, 2024, Management Fees incurred were $911 and $2,673, respectively. In connection with the supermajority vote by the Unitholders to extend the Company's term from September 19, 2023 to September 19, 2024 as described in Note 1, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

September 30, 2025

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

No Incentive Fees were incurred during the three and nine months ended September 30, 2025 and 2024.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	January 2028	$16,816	$—	$7,268	$—
Pace Industries, Inc.	October 2026	—	—	2,336	1,007
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2027	4,921	—	4,921	—
Total		$21,737	$—	$14,525	$1,007

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2025 and December 31, 2024, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and nine months ended September 30, 2025 and 2024, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Units at beginning of period	18,034,649	18,034,649	18,034,649	18,034,649
Units issued and committed at end of period	18,034,649	18,034,649	18,034,649	18,034,649

The Company did not process any deemed distributions and re-contributions during the three and nine months ended September 30, 2025 and 2024.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper rate (“CP Rate”) plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2025, the Company was in compliance with such covenants.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

As of September 30, 2025 and December 31, 2024, the Available Commitment under the Amended Credit Agreement was $100,450 and $59,350, respectively.

As of September 30, 2025 and December 31, 2024, the amounts outstanding under the Credit Facility were $51,550 and $92,650, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2025 and December 31, 2024, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. The Company incurred financing costs of $247 in connection with the Seventh Amended Credit Agreement. As of September 30, 2025 and December 31, 2024, $127 and $166, respectively, of such prepaid deferred financing costs has yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Credit facility interest expense	$875	$1,692	$3,464	$4,721
Undrawn commitment fees	123	68	330	223
Administrative fees	32	17	65	33
Amortization of deferred financing costs	152	191	465	455
Total	$1,182	$1,968	$4,324	$5,432
Weighted average interest rate	6.37%	7.83%	6.74%	7.75%
Average outstanding balance	$53,768	$84,592	$67,818	$80,053

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

The Repurchase Transactions entered into during the nine months ended September 30, 2025 and 2024, had average principal balances of $392,036 and $467,336, respectively and weighted average interest rates of 4.54% and 5.57%, respectively.

The net proceeds received from Repurchase Transactions during the nine months ended September 30, 2025 and 2024 was a net loss of $274 (comprised of interest expense of $3,354 net of realized gains on short-term investments of $3,080) and $498 (comprised of interest expense of $5,051 net of realized gains on short-term investments of $4,553), respectively.

The Company had no outstanding Repurchase Obligations as of September 30, 2025 and December 31, 2024. Interest expense incurred under these Repurchase Transactions was $1,176 and $1,617 for the three months ended September 30, 2025 and 2024, respectively. Interest expense incurred under these Repurchase Transactions was $3,354 and $5,051 for the nine months ended September 30, 2025 and 2024, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of September 30, 2025 and December 31, 2024, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2025	December 31, 2024
Cost of investments for federal income tax purposes	$808,606	$907,676
Unrealized appreciation	$50,150	$52,694
Unrealized depreciation	$(170,224)	$(206,556)
Net unrealized depreciation on investments	$(120,074)	$(153,862)

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

September 30, 2025

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

As of September 30, 2025, our investments in Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) and RT Holdings Parent, LLC exceeded the threshold in at least one of the Rule 1-02(w)(2) tests during any quarter of the year. Accordingly, included below is the summarized income statement information for Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) and RT Holdings Parent, LLC:

	For the three months ended September 30,	For the nine months ended September 30,	For the period from August 23, 2024 to September 30,
	2025	2025	2024(1)
Selected Income Statement Information - Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)
Total revenue	$14,925	$46,756	$7,880
Gross profit	2,325	$6,173	$1,885
Net income (loss)	24,875	18,730	(1,027)

(1) Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) was formed on August 23, 2024.

	For the three months ended September 2,	For the three months ended September 3,	For the nine months ended September 2,	For the nine months ended September 3,
	2025(2)	2024(2)	2025(2)	2024(2)
Selected Income Statement Information - RT Holdings Parent, LLC
Total revenue	$79,668	$82,024	$240,583	$256,200
Gross profit	30,613	31,099	92,005	97,301
Net loss	(2,608)	(3,045)	(5,985)	(4,638)

(2) RT Holdings Parent, LLC's fiscal period does not end on the last day of a given month. As such, the Company has presented the most recent comparable period available.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

12. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2025 and 2024 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the nine months ended September 30,
	2025(1)	2024(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$25.22	$31.38
Income from Investment Operations:
Net investment income	0.19	0.81
Net realized and unrealized loss	(0.94)	(4.99)
Total loss from investment operations	(0.75)	(4.18)
Less Distributions:
From net investment income	—	(0.36)
Total distributions	—	(0.36)
Net Asset Value Per Unit (accrual base), End of Period	$24.47	$26.84
Common Unitholder Total Return(2)(3)	(4.25)%	(23.63)%
Common Unitholder IRR(4)	6.71%	7.27%
Ratios and Supplemental Data:
Members’ Capital, end of period	$242,235	$284,929
Units outstanding, end of period	18,034,649	18,034,649
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	5.82%	5.51%
Expenses waived by Investment Adviser(5)	(1.28)%	(0.77)%
Ratio of net expenses to average net assets(5)	4.54%	4.74%
Ratio of financing cost to average net assets(3)	1.67%	1.56%
Ratio of net investment income before expenses reimbursed to average net assets(5)	0.47%	4.57%
Ratio of net investment income to average net assets(5)	1.75%	5.59%
Credit facility payable	$51,550	$86,450
Asset coverage ratio	5.70	4.30
Portfolio turnover rate(3)	5.40%	2.15%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2025 and 2024.
(2)
The Total Return for the nine months ended September 30, 2025 and 2024 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 6.71% through September 30, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2025

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On October 1, 2025, the Company entered into a Repurchase Transaction with Barclays which settled on October 24, 2025 with a principal amount of $395,000.

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

As of September 30, 2025, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

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

The majority of our current debt investments contain PIK due to certain circumstances including debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2025, PIK interest income earned was $1.1 million and $4.0 million, respectively, representing 36.3% and 32.9%, respectively, of investment income. For the three and nine months ended September 30, 2024, PIK interest income earned was $2.5 million and $14.1 million, representing 53.3% and 53.4%, respectively, of investment income.

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

We have entered into certain intercreditor agreements that entitle us to the “last out” tranche of first lien secured loans, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder. In certain cases, we may receive a higher interest rate than the contractual stated interest rate as disclosed on our Consolidated Schedule of Investments.

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

Investment Activity

As of September 30, 2025, our portfolio consisted of 12 debt and 14 equity investments six portfolio companies, including Strategic Ventures. Based on fair values as of September 30, 2025, our portfolio was comprised of 47.9% debt investments which were primarily senior secured, first lien term loans and 52.1% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in Strategic Ventures. Debt investments in one portfolio company was on non-accrual status as of September 30, 2025, representing 13.3% and 40.4% of our portfolio’s fair value and cost, respectively.

As of December 31, 2024, our portfolio consisted of 14 debt and 14 equity investments in seven and six portfolio companies, respectively, including Strategic Ventures. Based on fair values as of December 31, 2024, our portfolio was comprised of 51.9% debt investments which were primarily senior secured, first lien term loans and 48.1% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in Strategic Ventures. Debt investments in three portfolio companies were on non-accrual status as of December 31, 2024, representing 16.5% and 41.8% of our portfolio’s fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2025:

Industry	Percent of Total Investments
Industrial Conglomerates	24%
Metals & Mining	15%
Commercial Services & Supplies	14%
Hotels, Restaurants & Leisure	13%
Investment Funds & Vehicles	13%
Household Durables	12%
Pharmaceuticals	9%
Total	100%

Results of Operations

Our operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Total investment income	$3,141	$4,723	$12,171	$26,323
Net expenses	2,804	4,006	8,804	11,719
Net investment income	337	717	3,367	14,604
Net realized loss on investments	—	(5,000)	(32,894)	(5,000)
Net change in unrealized appreciation/(depreciation) on investments	(15,019)	(41,557)	12,899	(89,467)
Net realized gain on short-term investments	1,047	1,490	3,080	4,553
Net decrease in Members’ Capital from operations	$(13,635)	$(44,350)	$(13,548)	$(75,310)

Total investment income

Total investment income for the three months ended September 30, 2025 and 2024 was $3.1 million and $4.7 million, respectively, and included interest income (including PIK interest income) of $3.1 million and $4.7 million, respectively. Interest income for the three months ended September 30, 2025 and 2024 included $1.1 million and $2.5 million, respectively, of PIK interest income.

Total investment income for the nine months ended September 30, 2025 and 2024 was $12.2 million and $26.3 million, respectively, and included interest income (including PIK interest income) of $9.5 million and $21.4 million, respectively. Interest income for the three months ended September 30, 2025 and 2024 included $4.0 million and $14.1 million, respectively, of PIK interest income. Total investment income for the nine months ended September 30, 2025 and 2024 also included $2.6 million and $4.8 million, respectively, of dividend income from our investment in Strategic Ventures.

Total investment income decreased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 due to the disposition of debt investments and decreased interest income which occurred due to the restructuring of debt investments into equity investments. Dividend income from Strategic Ventures also decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to decreases in net investment income at Strategic Ventures during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Net Expenses

Expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Expenses
Interest and credit facility expenses	$1,182	$1,968	$4,324	$5,432
Interest expense on repurchase transactions	1,176	1,617	3,354	5,051
Management fees	818	911	2,471	2,673
Professional fees	223	188	444	520
Administrative fees	109	118	330	371
Directors’ fees	88	87	246	244
Other expenses	26	28	106	101
Total expenses	3,622	4,917	$11,275	$14,392
Expenses waived by the Adviser	(818)	(911)	(2,471)	(2,673)
Net Expenses	$2,804	$4,006	$8,804	$11,719

Our net expenses for the three months ended September 30, 2025 and 2024 were $2.8 million and $4.0 million, respectively. Our net expenses included management fees attributed to the Adviser of $0.8 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, which were waived by the Adviser subsequent to December 31, 2022.

Our net expenses for the nine months ended September 30, 2025 and 2024 were $8.8 million and $11.7 million, respectively. Our net expenses included management fees attributed to the Adviser of $2.5 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively, which were waived by the Adviser subsequent to December 31, 2022.

The decrease in net operating expenses during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, was primarily due to lower interest expense on repurchase transactions resulting from a lower average outstanding principal balance coupled with a lower weighted average interest rate. Interest and credit facility expenses also decreased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 due to a decrease in our weighted average outstanding credit facility balance and a decrease in our weighted average interest rate.

Net investment income

Net investment income for the three months ended September 30, 2025 and 2024 was $0.3 million and $0.7 million, respectively. Net investment income for the nine months ended September 30, 2025 and 2024 was $3.4 million and $14.6 million, respectively.

The decrease in net investment income during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was due to the decrease in total investment income, partially offset by lower net expenses during the three and nine months ended September 30, 2025 versus the three and nine months ended September 30, 2024, as described above.

Net realized loss on investments

Our net realized loss on investments for the three months ended September 30, 2025 and 2024 was $0 and $5 million, respectively. Our realized loss on investments for the nine months ended September 30, 2025 was $32.9 million and $5.0 million, respectively. Our net realized loss on investments for the nine months ended September 30, 2025 was attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Animal Supply Company, LLC	Term Loan	$(27,363)
Retail & Animal Intermediate, LLC	First Out Term Loan	(2,816)
Animal Supply Company, LLC	Delayed Draw Priming Term Loan	(2,715)
Net realized loss		$(32,894)

We did not recognize a realized loss on investments during the three months ended September 30, 2025 as none of our investments were disposed of during the period. Our net realized loss for the three and nine months ended September 30, 2024 was entirely due to our disposition of the H-D Advanced Manufacturing Company term loan.

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2025 and 2024 was ($15.0) million and ($41.6) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	Term Loan	$(6,274)
Precision Products Machining Group, LLC	Class A Units	(5,192)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(2,012)
Pace Industries, Inc.	Revolver	(1,819)
Cedar Ultimate Parent, LLC	Class A Preferred Units	1,176
All others	Various	(898)
Net change in unrealized appreciation/(depreciation)		$(15,019)

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

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2025 and 2024 was $12.9 million and ($89.5) million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Pace Industries, Inc.	Term Loan	$(12,748)
TCW Direct Lending Strategic Ventures LLC	Preferred membership Interests	(5,959)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(5,464)
Pace Industries, Inc.	Revolver	(3,839)
Cedar Ultimate Parent, LLC	Class A Preferred Units	(2,844)
Retail & Animal Intermediate, LLC	Delayed Draw Priming Term Loan	2,816	*
RT Holdings Parent, LLC	Class A Units	5,166
Precision Products Machining Group, LLC	Class A Units	8,748
Animal Supply Company, LLC	Term Loan	26,676	*
All others	Various	347
Net change in unrealized appreciation/(depreciation)		$12,899

*Includes reversal of previously recognized unrealized (depreciation)/appreciation. Recognized during the nine months ended September 30, 2025 as realized losses and/or accelerated original issue discount.

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

Net realized gain on short-term investments

During the three months ended September 30, 2025 and 2024 we generated $1.0 million and $1.5 million, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2025 and 2024 we generated $3.1 million and $4.6 million, respectively, in realized gains from our short-term investments in government treasuries.

Net decrease in Members’ Capital from operations

Our net decrease in Members’ Capital from operations during the three months ended September 30, 2025 and 2024 was ($13.6) million and ($44.4) million, respectively.

Our net decrease in Members’ Capital from operations during the nine months ended September 30, 2025 and 2024 was ($13.5) million and ($75.3) million, respectively.

The lower net decrease in Members’ Capital from operations during the three months ended September 30, 2025 compared to the net decrease during the three months ended September 30, 2024 was primarily due to net realized and unrealized losses on our investments of $14.0 million during the three months ended September 30, 2025 compared to net realized and unrealized losses on our investments of $45.1 million during the three months ended September 30, 2024 and was partially offset by a decrease in net investment income, as described above.

The lower net decrease in Members’ Capital from operations during the nine months ended September 30, 2025 compared to the net decrease during the nine months ended September 30, 2024 was primarily due to net realized and unrealized losses on our investments of $16.9 million during the nine months ended September 30, 2025 compared to net realized and unrealized losses on our investments of $89.9 million during the nine months ended September 30, 2024 and was partially offset by a decrease in net investment income, as described above.

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

As of September 30, 2025 and December 31, 2024, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177.0 million subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) commercial paper rate (“CP Rate”) plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2025, we were in compliance with such covenants.

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

On March 24, 2025, the maturity date of the Credit Agreement was extended to July 3, 2025.

On July 3, 2025, we entered into the Seventh Amendment to the Third Amended and Restated Revolving Credit Agreement (the "Seventh Amended Credit Agreement"). The Seventh Amended Credit Agreement extended the maturity date of the loan until January 2, 2026. Additionally, the Applicable Margin was updated from 1.50% to 1.00% for Base Rate Loans and 2.50% to 2.00% for all other loan types.

As of September 30, 2025 and December 31, 2024, the Available Commitment under the Credit Facility was $100.5 million and $59.4 million, respectively.

As of September 30, 2025 and December 31, 2024 the amounts outstanding under the Credit Facility were $51.6 million and $92.7 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2025 and December 31, 2024, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. We incurred financing costs of $0.2 million in connection with the Seventh Amended Credit Agreement. As of September 30, 2025 and December 31, 2024, $0.1 million and $0.2 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2025 and 2024 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Credit facility interest expense	$875	$1,692	$3,464	$4,721
Undrawn commitment fees	123	68	330	223
Administrative fees	32	17	65	33
Amortization of deferred financing costs	152	191	465	455
Total	$1,182	$1,968	$4,324	$5,432
Weighted average interest rate	6.37%	7.83%	6.74%	7.75%
Average outstanding balance	$53,768	$84,592	$67,818	$80,053

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

The Repurchase Transactions entered into during the nine months ended September 30, 2025 and 2024, had average principal balances of $392.0 million and $467.3 million, respectively and weighted average interest rates of 4.54% and 5.57%, respectively.

The net proceeds received from Repurchase Transactions during the nine months ended September 30, 2025 and 2024 was a net loss of $0.3 million (comprised of interest expense of $3.4 million net of realized gains on short-term investments of $3.1 million) and $0.5 million (comprised of interest expense of $5.1 million net of realized gains on short-term investments of $4.6 million), respectively.

We had no outstanding Repurchase Obligations as of September 30, 2025 and 2024. Interest expense incurred under these Repurchase Transactions was $1.2 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively. Interest expense incurred under these Repurchase Transactions was $3.4 million and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively.

A summary of our contractual payment obligations as of September 30, 2025 and December 31, 2024 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – September 30, 2025	$152,000	$51,550	$100,450
Total Debt Obligations – December 31, 2024	$152,000	$59,350	$59,350

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

		September 30, 2025		December 31, 2024
Unfunded Commitments	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	January 2028	$16,816	$—	$7,268	$—
Pace Industries, Inc.	October 2026	—	—	2,336	1,007
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	February 2027	4,921	—	4,921	—
Total		$21,737	$—	$14,525	$1,007

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2025 and December 31, 2024, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Interest Rate Risk. At September 30, 2025, 74.8% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At September 30, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our September 30, 2025 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,368	$1,625	$743
Up 200 basis points	1,579	1,103	476
Up 100 basis points	789	580	209
Down 100 basis points	(789)	(465)	(324)
Down 200 basis points	(1,579)	(988)	(591)
Down 300 basis points	(2,351)	(1,510)	(841)

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

10.15

Seventh Amendment to the Third Amended and Restated Revolving Credit Agreement, dated July 3, 2025, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed August 13, 2025).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the nine months ended September 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 13, 2025	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 13, 2025	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer