Form 10-K
period 2025-12-31
TCW Direct Lending LLC
filed 2026-04-03
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

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

As of December 31, 2025, there was no established public market for the Registrant’s common units.

The number of the Registrant’s common units outstanding at April 2, 2026 was 18,034,649.

Documents Incorporated by Reference

TCW Direct Lending LLC will file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year ended December 31, 2025, a definitive proxy statement containing the information required to be disclosed under Part III of Form 10-K.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, California, United States of America

TCW DIRECT LENDING LLC

FORM 10-K FOR THE YEAR ENDED December 31, 2025

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
•
a decline in interest rates could adversely impact our results as a majority of our investments bear interest based on floating rates;
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
•
potential illiquidity and lack of a viable trading market for our Units (as defined herein);
•
we may be unable to generate returns for our investors and any losses of the Company will be borne solely by holders of our Units (“Unitholders”) and not by the Adviser;
•
the impact of prepayment on the value of our investments;
•
the allocation of expenses in co-investments;
•
our reliance on the skill and expertise of the Adviser;
•
investments at different levels of a capital structure may expose us to additional risks;
•
conflicts of interest may arise between the Advisers, Other Clients (as defined herein) and certain of our portfolio companies;
•
we may be limited in our ability to engage in certain transactions with affiliates under the 1940 Act;
•
the speculative and illiquid nature of our investments;
•
operational risks;
•
the use of borrowed money to finance a portion of our investments;

•
our reliance upon un-affiliated co-lenders, consultants, service providers and other counterparties;
•
valuation risks;
•
the risks associated with indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles;
•
insolvencies of our portfolio companies;
•
potential lender liability proceedings;
•
additional risks associated with the highly levered portfolio companies in which we may invest;
•
the risks associated with the bridge financings, subordinated or mezzanine financings, unitranche loans, delayed draw facilities which we may make to portfolio companies;
•
loans to middle-market portfolio companies present a greater risk than loans to larger companies;
•
risks associated payment-in-kind (“PIK”) interest and private credit;
•
we will pay fees and expenses which will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment;
•
we may retain, in whole or in part, any proceeds attributable to portfolio investments and may use the amounts retained to make investments, pay Company fees and expenses, repay Company borrowings, or fund reasonable reserves for future Company expenses or other obligations;
•
we may issue Preferred Units with separate rights and privileges;
•
compliance with current legal, tax and regulatory framework and changes thereto;
•
the costs associated with being a public entity;
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking;
•
uncertainty surrounding market and geopolitical risk;
•
disruptions and instability in the capital markets;
•
uncertainty with respect to trade policies, treaties and tariffs;
•
our status as a non-diversified investment company may cause our net asset value to fluctuate;
•
collateral may consist of assets that may not be readily liquidated;
•
our investments may not be diversified;
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
•
the ability of the Adviser to attract and retain highly talented professionals, and the allocation of such professionals’ time;
•
our reliance on management of the portfolio companies in which we invest;
•
our ability to qualify and maintain our qualification as a regulated investment company, or “RIC,” under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and the related tax implications;
•
the effect of legal, tax and regulatory changes;
•
information systems failures and other cybersecurity risks significantly disrupting our business, financial condition or operating results;
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify under “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Item 1. Business

Our Company

We are a direct lending investment company that seeks to generate attractive risk-adjusted returns primarily through direct investments in senior secured loans to middle market companies or other issuers. We are managed by the TCW Private Credit Group (the “Private Credit Group” fka the “Direct Lending Team”) of the Adviser, a group of investment professionals that uses the same investment strategy employed by the Private Credit Group over the past 25 years.

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

We were formed on April 1, 2014 as a limited liability company under the laws of the State of Delaware. Investment operations commenced on September 19, 2014 (the “Initial Closing Date”) when we issued limited liability company units (the “Common Units”) to persons not affiliated with the Adviser. We have elected to be regulated as BDC under the 1940 Act. We have also elected to be treated for U.S. Federal income tax purposes as a RIC under Subchapter M of the Code for the taxable year ending December 31, 2015 and subsequent years. We are required to continue to meet the minimum distribution and other requirements for RIC qualification.

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

We entered into one or more credit facilities or other borrowings, either directly or through one or more subsidiaries.

We may also be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition and could lead to cross defaults under other credit facilities and other borrowings. This could reduce our liquidity and cash flow and impair our ability to manage and grow our business.

Also, any security interests and/or negative covenants required by a credit facility or other borrowings we enter into may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. Any obligations to our creditors under our credit facilities or other borrowings may be secured by a pledge of and a security interest in some or all of our assets, including our portfolio of investments and cash. If we default, we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As part of certain credit facilities or other borrowings, the right to make capital calls of Unitholders may be pledged as collateral, which will allow our creditors to call for capital contributions upon the occurrence of an event of default. To the extent such an event of default does occur, Unitholders could therefore be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.

As of December 31, 2025, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

We borrow money from time to time, but do not intend to exceed a 1:1 debt-to-equity ratio, or such other maximum amount as may be permitted by applicable law. In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of any preferred units (the “Preferred Units”, and together with the “Common Units”, the “Units”) issued by the Company to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing Preferred Units would be borne by the holders of the Common Units (each, a “Common Unitholder” and together with holders of the Preferred Units the “Unitholders” or “Members”). See “Part I Item 1A. Risk Factors—Borrowing Money.”

The Adviser

Our investment activities are managed by the Adviser. Subject to the overall supervision of our board of directors, the Adviser manages our day-to-day operations and provides investment advisory and management services to us pursuant to the investment advisory and management agreement (the “Advisory Agreement”) by and between the Adviser and us.

The Adviser is a Delaware limited liability company registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) , and has been since 1970. The Adviser is a wholly owned subsidiary of The TCW Group, Inc. (the “TCW Group”); and together with its affiliated companies (collectively, “TCW”) manages or has committed to manage approximately $206.2 billion of assets as of December 31, 2025. Such assets are managed in various formats, including managed accounts, funds, structured products and other investment vehicles.

The Adviser is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

Our assets are managed by the Adviser’s Private Credit Group. The Private Credit Group joined the TCW Group in December 2012. The Private Credit Group was previously with Regiment Capital Advisors, LP, an independent investment manager based in Boston, Massachusetts. TCW Direct Lending LLC is the Private Credit Group’s sixth fund. The Private Credit Group is led by Richard Miller and currently includes a group of dedicated investment professionals who have substantial investing, corporate finance, and merger and acquisition expertise and also significant experience in leveraged transactions, high yield financings and restructurings.

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

Investment Strategy

The Private Credit Group applies its investment philosophy, strategy and approach to the management of the portfolio. The conditions of the economy or capital markets will not be used as an absolute indicator of the relative attractiveness of an investment opportunity considered. Rather, the investment must provide for adequate return relative to the risk assumed, regardless of the economic or capital market environment.

We pursue our investment objectives by adhering to a proactive strategy of exerting influence throughout each stage of the investment process from origination to exit. The tactics utilized in this strategy are paramount to our success and include selective origination, rigorous due diligence, customized structuring and active monitoring of the investment portfolio.

Selective Origination

The Private Credit Group has a long-term presence in the private capital markets and, as a result, has developed an extensive network of strategic relationships. These relationships include capital market intermediaries such as broker-dealers, investment bankers, commercial bankers, private equity sponsors, mergers and acquisitions advisers, restructuring professionals, accountants and other financial professionals through whom the Adviser believes we will be able to source investment opportunities. The Private Credit Group’s network also extends to the corporate community and includes senior management teams, independent industry consultants and other business executives who often refer opportunities to the members of the Private Credit Group and who the Adviser believes will continue to refer opportunities to us. We may also have the opportunity to invest in companies and with management teams that worked with previous private investment funds managed by the Adviser or the Private Credit Group or its other investment professionals.

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

•
secured fixed-rate or adjustable-rate senior loans;
•
unsecured fixed-rate or adjustable-rate loans;
•
subordinated or mezzanine debt obligations;
•
equity securities, including preferred and common stocks and warrants;
•
convertible securities; and

•
options or other derivative instruments.

As previously noted, our investment period has ended. Accordingly, while we will not originate new loans, we may increase credit facilities to existing borrower or affiliates. We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. The investment philosophy, strategy and approach of the Private Credit Group has generally not involved the use of payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Group generally did not originate a significant amount of investments for us with PIK interest features, from time to time we made, and currently have, investments that contain such features, and the majority of our current investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. The high concentration of PIK in our current portfolio is primarily a result of the continued wind down of our portfolio. Our highly negotiated private investments include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as part of a total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners indirectly in a portfolio company through a joint venture vehicle, partnership or other special purpose vehicle (each, an “Investment Vehicle”). While we invest primarily in U.S. companies, there may be certain instances where we invested in companies domiciled elsewhere.

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

Investments

On June 5, 2015 the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P. entered into an Amended and Restated Limited Liability Company Agreement (the “Agreement”) to become members of TCW Direct Lending Strategic Ventures (“TCW Strategic Ventures”). TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The aggregate fair value of this controlled/affiliated investment was $37.2 million and $51.2 million as of December 31, 2025 and 2024, respectively.

Based on fair values as of December 31, 2025, our portfolio consisted of debt and equity investments in five and six portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 42.5% debt investments which were primarily senior secured, first lien term loans and 57.5% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2025, representing 22.8% and 49.7% of our portfolio’s fair value and cost, respectively.

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

For a further discussion of our investment activities and investment attributes as of December 31, 2025 and 2024, see “Part II Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Advisory and Management Agreement

On August 13, 2025 the Company’s Board of Directors (the “Board”) reapproved the Advisory Agreement originally entered into by the Company on September 15, 2014 with the Adviser, our registered investment adviser under the Investment Advisers Act of 1940, as amended. Unless terminated earlier, the Advisory Agreement will remain in effect for a period of one year and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board.

Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. The Company pays to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the period during which the Company’s “Common Units” are being offered (the “Closing Period”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period is calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually issued. The actual payment of the Management Fee with respect to the Closing Period was made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company began on the initial closing date and ended on September 19, 2017, the earlier of (a) three years from the initial closing date and (b) the date on which any undrawn commitment of each Common Unit (the “Undrawn Commitments”) has been reduced to zero. While the Management Fee will accrue from the initial closing date, the Adviser deferred payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by our investments. During the year ended December 31, 2023, the Adviser agreed to waive all management fees earned subsequent to December 31, 2022.

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

Administration Agreement

On August 13, 2025, the Company’s Board reapproved an administration agreement with the Adviser, originally entered into on September 15, 2014 (the “Administration Agreement”), under which the Adviser (or one or more delegated service providers) oversees the maintenance of our financial records and otherwise assists the Company’s compliance with regulations applicable to a BDC under the 1940 Act and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provides us with administrative and back office support. The Company reimburses the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below.

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

License Agreement

We entered into a license agreement (the “License Agreement”) with an affiliate of the Adviser, pursuant to which we were granted a royalty-free, non-exclusive license to use the name “TCW”. Under the License Agreement, we have a right to use the “TCW” name and logo, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “TCW” name or logo.

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

We also may use various hedging and other risk management strategies to seek to manage additional risks, including changes in currency exchange rates and market interest rates. Such hedging strategies would be utilized to seek to protect the value of our portfolio investments, for example, against foreign currency fluctuations vis-à-vis the U.S. Dollar or possible adverse changes in the market value of securities held in our portfolio.

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

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our board of directors must be persons who are not “interested persons,” as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of any such person’s office. As a BDC, we are currently also required to meet a minimum coverage ratio of the value of total assets to total senior securities, which includes all of our borrowings and any Preferred Units.

As a BDC, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of our outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. We may, however, rely on recently adopted Rule 12d1-4 under the 1940 Act and invest in excess of the limits described above, including by investing in affiliated registered investment companies. However, to the extent we rely on Rule 12d1-4, we will be subject to certain conditions and requirements under Rule 12d1-4. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject the Unitholders to additional expenses.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our board of directors who are not interested persons and, in some cases, prior approval by the SEC through an exemptive order (other than in certain limited situations pursuant to current regulatory guidance). The Adviser has obtained exemptive relief from the SEC that, subject to certain conditions and limitations, permits us and other funds advised by the Adviser or certain affiliates of the Adviser (referred to herein as “potential co-investment funds”) to engage in certain co-investment transactions. Under the exemptive relief, in the case where the interest in a particular investment opportunity exceeds the size of the opportunity, then the investment opportunity will be allocated among us and such potential co-investment funds based on the allocation policy of the Adviser. Under the Adviser’s allocation policy, an investment opportunity will be allocated to us based on certain criteria, including but not limited to capital available for investment, which generally will be determined based on the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and other investment policies and restrictions set from time to time by the board or other governing body of the relevant fund or imposed by applicable laws, rules, regulations or interpretations. There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us

We will be subject to periodic examination by the SEC for compliance with the 1940 Act.

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
•
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible qualifying asset or portfolio company.
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

Code of Ethics

We and the Adviser have each adopted a code of ethics of the Adviser pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. The code of ethics generally contains restrictions on investments by our personnel in securities that we may purchase or hold. In addition, we have adopted a code of ethics applicable to our Principal Executive and Principal Accounting Officers pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. You may obtain copies of the codes of ethics by written request addressed to the following: Chris Marzullo, Interim Chief Compliance Officer, 515 South Flower Street, Los Angeles, California 90071.

Insider Trading Policy

We and the Adviser have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors and officers that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws. We and the Adviser are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and to designate a chief compliance officer to be responsible for administering the policies and procedures.

Proxy Voting Policies and Procedures

We delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our independent directors, and, accordingly, are subject to change.

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

If the Adviser has responsibility for voting proxies in connection with its investment advisory duties or has the responsibility to specify to an agent how to vote the client’s proxies, it exercises such voting responsibilities through the corporate proxy voting process. The Adviser believes that the right to vote proxies is a significant asset of its clients’ holdings. In order to provide a basis for making decisions in the voting of proxies for its clients, the Adviser and its affiliates have established a proxy voting committee (the “Proxy Committee”) and adopted proxy voting guidelines (the “Guidelines”) and procedures. The Proxy Committee generally meets quarterly (or at such other frequency as determined by the Proxy Committee), and its duties include establishing proxy voting guidelines and procedures, overseeing the internal proxy voting process, and reviewing proxy voting issues. The members of the Proxy Committee include the Adviser’s personnel from the investment, compliance, legal and marketing departments. The Adviser also uses outside proxy voting services (each an “Outside Service”) to help manage the proxy voting process. Each Outside Service facilitates its voting according to the Guidelines (or according to guidelines submitted by the Adviser’s clients) and helps maintain the Adviser’s proxy voting records. The Adviser’s proxy voting and record keeping is dependent on the timely provision of proxy ballots by custodians, clients and other third parties. Under circumstances described below involving potential conflicts of interest, the Adviser may also request an Outside Service to help decide certain proxy votes. In those instances, the Proxy Committee shall review and evaluate the voting recommendations of each Outside Service to ensure that recommendations are consistent with the Adviser’s clients’ best interest. In the event the Adviser inadvertently receives any proxy material on behalf of a client that has retained proxy voting responsibility, and where it is reasonably feasible by the Adviser to determine the identity of the client, the Adviser will promptly forward such materials to the client. As a matter of firm policy, the Adviser does not disclose to unaffiliated third parties how it expects to vote on upcoming proxies and does not disclose the way it voted proxies without a legitimate need to know such information.

The Guidelines provide a basis for the Adviser’s decisions in the voting of proxies for clients. When voting proxies, the Adviser’s utmost concern is that all decisions be made solely in the interests of the client and with the goal of maximizing the value of the client’s investments. Generally, proposals will be voted in accordance with the Guidelines and any applicable guidelines provided by the Adviser’s clients. The Adviser’s underlying philosophy, however, is that the portfolio managers, who are primarily responsible for evaluating the individual holdings of the Adviser’s clients, are best able to determine how best to further client interests and goals. The portfolio managers may, in their discretion, take into account the recommendations of the Adviser’s management, the Proxy Committee, and any Outside Service.

Individual portfolio managers, in the exercise of their best judgment and discretion, may from time to time override the Guidelines and vote proxies in a manner that they believe will enhance the economic value of clients’ assets, keeping in mind the best interests of the beneficial owners. The Guidelines provide procedures for documenting and, as required, approving such overrides. In the event a potential conflict arises in the context of voting proxies for the Adviser’s clients, the primary means by which the Adviser will avoid a conflict of interest is by casting votes with the assistance of an Outside Service according to the Guidelines and any applicable guidelines provided by the Adviser’s clients. If a potential conflict of interest arises, and the proxy vote to be decided is predetermined under the Guidelines, then the Adviser will follow the Guidelines and vote accordingly. On the other hand, if a potential conflict of interest arises and there is no predetermined vote, or the Guidelines themselves refer such vote to the portfolio manager for decision, or the portfolio manager would like to override a predetermined vote, then the Guidelines provide procedures for determining whether a material conflict of interest exists and, if so, resolving such conflict.

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

Privacy Principles

We are committed to maintaining the confidentiality, integrity and security of nonpublic personal information relating to our investors. The following information is provided to describe generally what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between individual investors and the Company. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for legitimate business purposes, for example, in order to service the investor’s accounts or provide the investor with information about other products and services offered by the Company or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as required by law or in connection with regulatory or law enforcement inquiries, or (ii) as otherwise permitted by law to the extent necessary to effect, administer or enforce investor or our transactions.

Any party that receives nonpublic personal information relating to investors from the Company is permitted to use the information only for legitimate business purposes or as otherwise required or permitted by applicable law or regulation. In this regard, for our officers, employees and agents and affiliates, access to such information is restricted to those who need such access in order to provide services to us and to our investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Reporting Obligations

In order to be regulated as a BDC under the 1940 Act, we were required to register a class of equity securities under the 1934 Act and filed a Registration Statement for our Units with the SEC under the 1934 Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available on the SEC’s website at www.sec.gov.

Because we do not currently maintain a corporate website, we do not intend to make available on a website our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We do intend, however, to provide electronic or paper copies of our filings free of charge upon request

Certain U.S. Federal Income Tax Consequences

The following is a summary of certain material U.S. federal income tax considerations related to an investment in the Units. This summary is based upon the provisions of the Code, as amended, the U.S. Treasury regulations promulgated thereunder, published rulings of the Internal Revenue Service (the “IRS”) and judicial decisions in effect as of the date hereof, all of which are subject to change, possibly with retroactive effect. The discussion does not purport to describe all of the U.S. federal income tax consequences that may be relevant to a particular investor in light of that investor’s particular circumstances (including alternative minimum tax consequences) and is not directed to investors subject to special treatment under the U.S. federal income tax laws, such as banks, dealers in securities, persons holding Units as part of hedging transaction, wash sale, conversion transaction or integrated transaction, real estate investment trusts, regulated investment companies, private university endowments and other tax-exempt entities, U.S. Holders (as defined below) whose functional currency is not the U.S. dollar, certain financial institutions and insurance companies. In addition, this summary does not discuss any aspect of state, local or non-U.S. tax law and assumes that investors will hold their Units as capital assets (generally, assets held for investment).

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

Because we may use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources or are otherwise limited in our ability to make distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax, or may cause the Company to be subject to the 4% nondeductible U.S. federal excise tax.

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

In the event we invest in non-U.S. securities, we may be subject to withholding and other non-U.S. taxes with respect to those securities. We do not expect to satisfy the conditions necessary to pass through to our Unitholders their share of the non-U.S. taxes paid by the Company. We generally intend to conduct our investment activities to minimize theimpact of foreign taxation, but there is no guarantee that it will be successful in this regard.

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

Summary of Risk Factors

•
Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. Disruption and instability in capital markets, recessionary conditions, and global events may adversely impact us.
•
We are highly dependent on key personnel of the Adviser. The loss of services of certain key individuals could have an adverse effect on our business, financial condition or results of operations.

•
Our business model depends to a significant extent upon strong referral relationships with private equity sponsors, financial intermediaries, direct lending institutions and other counterparties that are active in our markets. Any inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact an investment by us.
•
The Adviser may have an incentive to make investments that are risky or speculative due to performance-based compensation.
•
Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our Unitholders and may induce the Adviser to make speculative investments.
•
The Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
•
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•
The use of borrowed money to finance our investments magnifies the potential for gain or loss and increases risks. Our ability to service debt depends on our financial performance and is subject to prevailing economic conditions.
•
If we fail to qualify as a RIC, we will be subject to corporate-level income tax, which could substantially reduce our net assets and the amount available for distributions.
•
Economic recessions or downturns may cause portfolio companies to be unable to repay loans, leading to financial losses, decreased revenues, and decreased asset values.
•
An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.
•
We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interests in our portfolio companies.
•
Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations or if there is a downturn in a particular industry.
•
Many of our portfolio securities do not have readily available market prices and will be valued at fair value, which is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
•
The collateral securing a senior loan may be insufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal.

•
We may invest in securities of highly leveraged companies. These debt obligations are highly speculative and expose us to significantly greater financial market risks, interest rate risks and credit risks.
•
Certain of our portfolio investments have been restructured into equity holdings rather than debt, which can increase volatility, create greater risk of loss, and produce reduced or no income.
•
To the extent original issue discount (“OID”) and PIK interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.
•
There is no public market for our Units, nor can we give any assurance that one will develop in the future. Our Units are illiquid investments and Unitholders must be prepared to bear the economic risk of an investment for an indefinite period of time.
•
You should not expect to be able to sell Units regardless of how we perform. As a result, if you are unable to sell your Units, you will be unable to reduce your exposure on any market downturn that affects our portfolio.
•
The amount of any distributions we may make on our Units is uncertain. We may not be able to pay you distributions, or be able to sustain distributions at any particular level.
•
Efforts to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our Units.
•
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Units and our ability to pay distributions.

RISKS RELATED TO OUR BUSINESS

Market and geopolitical events could materially and adversely affect certain of our portfolio companies, and could materially and adversely affect our business, financial condition, results of operations and cash flows. The interconnectivity between global economies and financial markets increases the likelihood that events or conditions in one region or financial market may adversely impact issuers in a different country, region or financial market. Our business and operations, as well as the business and operations of our portfolio companies, may be materially adversely affected by inflation (or expectations for inflation), trade tensions, tariffs, interest rates, global demand for particular products or resources, natural disasters, climate change and climate-related events, pandemics, epidemics, terrorism, regulatory events and governmental or quasi-governmental actions. The occurrence of global events similar to those in recent years, such as terrorist attacks around the world, natural disasters, social and political discord or debt crises and downgrades, among others, may result in market volatility and may have long term effects on both the U.S. and global financial markets. It is difficult to predict when similar events affecting the U.S. or global financial markets may occur, the effects that such events may have and the duration of those effects. Any such event(s) could have a significant adverse impact on our business and operations, and on the business and operations of our portfolio companies.

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

Russia’s invasion of Ukraine in February 2022, the resulting responses by the U.S. and other countries, and the potential for wider conflict, have increased and may continue to increase volatility and uncertainty in financial markets worldwide. The U.S. and other countries have imposed broad-ranging economic sanctions on Russia and Russian entities and individuals, and may impose additional sanctions, including on other countries that provide military or economic support to Russia. In addition, recent and ongoing conflicts in the Middle East could potentially cause significant disruptions to all or part of the global financial system, international trade, and the transportation and energy sectors, among other disruptions. Developing and further governmental actions (sanctions-related, military or otherwise) with respect to either or both the Russia-Ukraine conflict or the conflicts in the Middle East may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives.

Furthermore, the political reunification of China and Taiwan, over which China continues to claim sovereignty, is a highly complex issue that has included threats of invasion by China. Political or economic disturbances (including an attempted unification of Taiwan by force), any economic sanctions implemented in response, and any escalation of hostility between China and Taiwan would likely have a significant adverse impact on economies, markets and individual securities globally.

In addition, the occurrence of events such as the recent escalations between the U.S. and Venezuela and the resulting measures that have been taken, and could be taken in the future, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets and may cause further economic uncertainties in the U.S. and worldwide.

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

Dependence on Key Personnel and Other Management. Unitholders have no right or power to participate in the management of the Company and may not receive detailed financial information regarding investments that is available to the Adviser. An investor in the Company must rely upon the ability of the Adviser (including the Private Credit Group and other investment professionals of the Adviser) to identify, structure and implement investments consistent with our investment objectives and policies. Accordingly, our success is dependent on the Adviser’s ability to retain and motivate highly qualified professionals. The loss of services of Mr. Richard Miller, Ms. Suzanne Grosso, Mr. Mark Gertzof and/or Mr. James S. Bold could have an adverse effect on our business, financial condition or results of operations. Our future success also depends on the Adviser’s ability to identify, hire, train and retain other highly qualified and experienced investment and management professionals. Competition for such professionals is significant, and there can be no assurance that the Adviser will be able to attract or retain other highly qualified professionals in the future. The inability of the Adviser to attract and retain such professionals could have a material adverse effect upon our business, financial condition or results of operations.

The Advisory Agreement may be terminated under certain circumstances. The termination of the Advisory Agreement may adversely affect the quality of our investment opportunities. Furthermore, if the Advisory Agreement is terminated, it may be challenging for the Adviser to be replaced.

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

No Guarantee of Interests. Any losses in the Company will be borne solely by Unitholders and not by TCW; therefore, TCW’s losses in the Company will be limited to such losses as are attributable to any interests in the Company held by it in its capacity as a Unitholder of the Company. Interests in the Company are not insured by or guaranteed by the U.S. Federal Deposit Insurance Corporation, and are not deposits in, obligations of, or endorsed or guaranteed in any way by any banking entity. Investments in the Company are subject to substantial investment risks, including, among others, those described herein, including the possibility of partial or total loss of an investor’s investment.

Effect of Fees and Expenses on Returns. We pay Management Fees and Incentive Fees to the Adviser and generally bear our other Company Expenses. The Adviser agreed to waive all management fees earned subsequent to December 31, 2022, and as of December 31, 2025, we have not paid any Incentive Fee to the Adviser.

Notwithstanding the foregoing, generally, other than the Incentive Fee, fees and expenses will be paid regardless of whether we produce positive investment returns. The fees and expenses will reduce the actual returns to Unitholders, the distributions we make to Unitholders, and the overall value of the Unitholders’ investment. In addition, because the Management Fees payable by us to the Adviser will be calculated based on average gross assets of the Company on a consolidated basis, including the amortized cost of portfolio investments purchased with borrowed funds and other forms of leverage, the Adviser may be incentivized to use leverage, but will not utilize more than is permitted by applicable law or regulation. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of the Units.

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

Prior to August 2020, the Adviser calculated “available capital” based primarily on uncalled capital commitments and then-available borrowings for each fund or account. However, with a view toward more equitable and stable allocations going forward, the Adviser, as of August 2020, adjusted its policy to calculate “available capital” primarily on anticipated fund or account size (including total investor commitments and reasonably expected leverage).

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

Any wholly owned subsidiary may include subsidiary entities that engage in investment activities in securities or other assets that are primarily controlled by the Company. “Primarily controlled” mean (1) the Company controls the unregistered entity within the meaning of section 2(a)(9) of the 1940Act, and (2) the Company’s control of the unregistered entity is greater than that of any other person.

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

Failure to Qualify as a RIC. We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code. To qualify as a RIC under Subchapter M of the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute the sum of at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, and 90% of its net tax-exempt interest (if any) to the Unitholders on an annual basis. Because we have incurred debt, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in the Company having to dispose of certain investments quickly in order to qualify as a RIC, or to prevent the loss of such qualification after becoming a RIC. Because most of our investments will be in private or thinly traded public companies, any such dispositions may be made at disadvantageous prices and may result in substantial losses. In addition, we may have difficulty satisfying the diversification requirements after the Commitment Period as we liquidate our portfolio since we will not be making additional investments. While we generally will not lose our status as a RIC as long as we do not acquire any non-qualifying securities or other property, under certain circumstances we may be deemed to have made an acquisition of non-qualifying securities or other property. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of income available for distributions to the Unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and the Unitholders. See “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

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

Further, some of our remaining investments (including certain equity investments) may require additional time beyond the Company’s current term before we can dispose of them at a favorable price or otherwise recoup our investment. On April 30, 2021, the Board elected to extend the Company’s term until September 2022. Any further extensions will require Member approval. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders. On May 11, 2023 the term of the Company was extended for an additional one-year period from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders. On July 11, 2024, the Company's term was extended for an additional one-year period from September 19, 2024 to September 19, 2025 via a supermajority vote of the Unitholders. On July 31, 2025, the Company's term was extended for an additional one-year period from September 19, 2025 to September 19, 2026 via a supermajority vote of the Unitholders.If we are unable to extend the Company’s term beyond September 19, 2026, we may be required to dispose of our remaining investments at unfavorable prices.

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

Service Providers and Counterparties. Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) to the Company, the Adviser, TCW, and/or portfolio companies also provide goods or services to, or have business, personal, financial or other relationships with, the Adviser, TCW, or the portfolio companies. Such advisors and service providers (or their affiliates) may be investors in the Company, affiliates of the Adviser, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which TCW and/or the Company has a portfolio investment. Accordingly, payments by the Company and/or such entities may indirectly benefit us and/or our affiliates.

Because TCW has many different businesses, including the registered broker dealers TCW Funds Distributors LLC, TCW is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. For instance, employees of TCW are registered representatives and principals and may receive compensation from the Adviser for selling interests in open- and closed-end commingled investment vehicles that are managed by the Adviser (including us). Such individuals will not receive sales commissions from those investment vehicles, unless specifically disclosed.

Advisors and service providers, or their affiliates, often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies are different from those used by TCW (including their respective personnel) (as the case may be), TCW may pay different amounts or rates than those paid by the Company and/or portfolio companies. In addition, TCW, the Company, Other Clients, and/or their respective portfolio companies, may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with TCW) from time to time whereby such counterparty may charge lower rates and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including without limitation, volume of transactions entered into with such counterparty by TCW, the Company, Other Clients, and their portfolio companies in the aggregate.

Allocation of Personnel. The Adviser and its members, partners, officers and employees will devote as much of their time to our activities as they deem necessary and appropriate. Subject to the terms of the limited liability company agreement, the Adviser, TCW and their respective affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of the Adviser. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to our business, but will be allocated between our business and the management of the monies of such other advisees of the Adviser.

Portfolio Investment Data. TCW receives various kinds of portfolio company/entity data and information (including from portfolio companies and/or entities of the Company), such as data and information relating to business operations, trends, budgets, customers and other metrics. (This data is sometimes referred to as “big data.”) In furtherance of the foregoing, TCW may seek to enter into information-sharing and use arrangements with portfolio companies and/or entities of the Company. TCW believes that access to this information furthers our interests by providing opportunities for operational improvements across portfolio companies and/or entities of the Company and in connection with our investment management activities. Subject to appropriate contractual arrangements, TCW may also utilize such information outside of our activities in a manner that provides a material benefit to TCW, but not us.

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

Suitability of Investments. An investment in us is not suitable for all investors. An investment is suitable only for sophisticated investors, and an investor must have the financial ability to understand and willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in an investment in the Company. Investors with any doubts as to the suitability of an investment in us should consult their professional advisors to assist them in making their own legal, tax, accounting and financial evaluation of the merits and risks of investment in us in light of their own circumstances and financial condition.

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

No Secondary Market for Securities. Our investments are generally heavily negotiated and, accordingly, do not have the liquidity of conventional securities and will not have readily available market prices. We value such investments at fair value as determined in good faith by the Adviser in its capacity as our “valuation designee” in accordance with our valuation policy. Because there is no single standard for determining fair value, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. In addition, due to their illiquid nature, we may not be able to dispose of our investments in a timely manner, at a fair price and/or in the manner that was thought to be viable when the investment was initiated (due to economic, legal, political or other factors). There is no assurance that we will be able to dispose of an investment in a particular security. The inability to dispose of a security could result in losses incurred by us, including the loss of our entire investment in such security. The debt of highly leveraged companies or companies in default also may be less liquid than other debt. If we voluntarily or involuntarily sell those types of debt securities, we might not receive the full value we expect.

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

Portfolio Concentration. Although the regulatory restrictions applicable to RICs limit the amount that we may generally invest in any single portfolio company, our investments may not be diversified. See “Part I Item 1. Business—Regulation as a Business Development Company—Qualifying Assets” and “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences—Taxation as a Regulated Investment Company.” Aside from the diversification requirements that we have to comply with as a RIC and other contractual investment limitations to which we are subject pursuant to the LLC Agreement, we do not have any specific portfolio diversification or concentration limits. As a result, our portfolio may include a relatively limited number of large positions. If our investments are concentrated in a few issuers, industries, or asset classes, any adverse change in one or more of such issuers, industries or asset classes could have a material adverse effect on our investments. In addition, since the Commitment Period ended in September 2017, we may not make new investments (other than certain follow-on investments). As we continue to wind down under the terms of the LLC Agreement, our investment portfolio has become more concentrated, which may heighten the risk that an adverse change in one issuer or industry could have a material adverse impact on the Company’s performance.

Equity Investments. Although historically, our investment bias has been towards adjustable-rate, senior secured loans, our investment portfolio has become more concentrated in equity investments as we continue to wind down under the terms of the LLC Agreement. To the extent our investments become concentrated in equity investments, any adverse change in one or more of such equity investments could have a material adverse effect on our investments and on the Company’s performance. The equity interests we hold may not appreciate in value and, in fact, may decline in value. The value of equity securities may fall due to general market and economic conditions, perceptions regarding the markets in which the issuers of the equity securities participate, or factors relating to the specific issuers. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Valuation Risk. Many portfolio securities may not have a readily available market price and the Adviser, as the “valuation designee” will value these securities at fair value as determined in good faith under procedures approved by the Board, which valuation is inherently subjective and may not reflect what the Company may actually realize for the sale of the investment. The majority of the Company’s investments are expected to be in instruments that do not have readily ascertainable market prices. Investments which the Company holds for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by the Board based on similar instruments, internal assumptions and the weighting of the available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the “valuation designee” with respect to the fair valuation of the Company’s portfolio securities, subject to oversight by and periodic reporting to the Board.

Reliance upon Consultants. The Adviser may rely upon independent consultants in connection with its evaluation of existing investments; however, no assurance can be given that these consultants will accurately evaluate such investments and we may incur liability as a result of such consultants’ actions.

Credit Risks. Debt investments are subject to credit risk. Credit risk relates to the ability of the borrower to make interest and principal payments on the loan or security as they become due. If the borrower fails to pay interest, our income might be reduced. If the borrower fails to repay principal, the value of that security and the value of the Company might be reduced. Our investments in debt securities are subject to risks of default. We may invest in debt securities made in connection with leveraged buy-out transactions, recapitalizations (i.e., a type of a corporate restructuring that aims to change a company’s capital structure) and other highly leveraged transactions. While our investments in senior loans typically will be secured by collateral, we may have difficulty liquidating the collateral or enforcing our rights under the terms of the senior loans in the event of the borrower’s default. There is no guarantee that the collateral securing a senior loan will be sufficient to protect us against losses or a decline in income in the event of a borrower’s non-payment of interest or principal. In the event that a borrower declares bankruptcy, a court could invalidate our security interest in the loan collateral or subordinate our rights under the senior loan to other creditors of the borrower. Also, we may invest part of our assets in loans and other debt obligations that are not fully secured.

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

Between the times that interest rates on debt investments adjust, the interest rates on those investments may not correlate to prevailing interest rates. In recent years the U.S. Federal Reserve Board (the “Fed”) increased interest rates from historically low levels in an effort to cause inflation levels to align with the Fed’s long-term inflation target, but the Fed has been lowering those rates and may continue to do so in the future. A wide variety of factors can cause interest rates to rise (e.g., central bank monetary policies, inflation rates, or general economic conditions).

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

Use of Investment Vehicles. In general, the risks associated with indirect investments in portfolio companies through an Investment Vehicle are similar to those associated with a direct investment in a portfolio company. While we will analyze the credit and business of a potential portfolio company in determining whether or not to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the Investment Vehicle, the risks outlined below under “—Insolvency Considerations with Respect to Portfolio Companies” will be applicable with equal effect. Additionally, in the case of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the other obligations of the portfolio company).

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

Risks of Investing in Unitranche Loans. Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans.

Non-U.S. Investment Risk. We may invest up to 30% of our gross assets in portfolio companies domiciled outside of the United States (assuming that the remaining 70% of our gross assets constitute “qualifying assets” (as defined in the 1940 Act and as described under “Part I Item 1. Business—Regulation as a Business Development Company—Qualifying Assets”)). Non-U.S. obligations have risks not typically involved in domestic investments. For example, non-U.S. obligations not denominated in U.S. dollars will cause our investment performance to vary based on changes in the applicable currency exchange rate. Moreover, even if we attempt to hedge the currency exchange risk, these hedges may be expensive and may not completely protect us in all circumstances. Non-U.S. investing can also result in higher transaction and operating costs for the Company. Non-U.S. issuers may not be subject to the same accounting and disclosure requirements that U.S. issuers are subject to. The value of non-U.S. investments may be affected by exchange control regulations, expropriation or nationalization of a company’s assets, non-U.S. taxes, delays in settlement of transactions, changes in governmental economic or monetary policies in the United States or abroad, or other political and economic factors. We may have greater difficulty taking appropriate legal actions in non-U.S. courts. Non-U.S. countries may impose withholding taxes on income paid on the debt securities of issuers in those countries.

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

Under an applicable SEC rule, BDCs that use over a certain level of derivatives will be subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements will apply, unless a BDC qualifies as a “limited derivatives user,” as defined under the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Need for Follow-On Investments. We may be called upon to provide follow-on funding or additional loans for, or have the opportunity to increase our investment in, our portfolio companies. Although the follow-on investments we may make are limited to certain issuers and in certain amounts, there can be no assurance that we will be able to make or arrange for follow-on investments or loans or that we will have sufficient funds to do so. Any decision not to make follow-on investments or loans or the inability to make them may have a substantial negative impact on a portfolio company in need of funds or may diminish our proportionate ownership in such entity and thus our ability to influence the entity’s future conduct. The inability to make follow-on investments or loans may also impede, diminish or reduce the number of attractive investments made available to us.

Effect of BDC and RIC Rules on Investment Strategy. Our having to comply with the various rules necessary to remain qualified as a BDC and a RIC could adversely impact the implementation of our investment strategy and thus reduce returns to investors. For example, the diversification requirements imposed by the RIC rules could, in certain situations, preclude us from making certain investments.

Allocation of Expenses. To the extent that any fees and expenses were incurred on our behalf and any Other Clients (as defined below), the Company and such Other Clients will generally bear an allocable portion of any such fees and expenses on a pro rata basis (as determined by the Adviser) in proportion to the Company’s and such Other Clients’ respective percentage interests in the portfolio investment to which such fees and expenses relate (subject to our and such Other Clients’ offering and/or governing documents), or in such other manner as the Adviser considers fair and equitable. Notwithstanding the foregoing, the Adviser may in its sole discretion structure a co-investment opportunity, provided co-investment relief is granted, such that the proposed participants in such co-investment opportunity do not bear any Broken Deal Expenses (as defined below), with the result that we will bear all such Broken Deal Expenses; provided, if so structured, that such participants will not be entitled to receive any break-up or similar fee income, if any, that may be earned with respect to such transaction. In most cases, we expect that proposed participants in co-investments will not bear Broken Deal Expenses (such as legal fees, reverse termination fees, extraordinary expenses such as litigation costs and judgments and other expenses), with the result that only we will bear all such Broken Deal Expenses.

To the extent the context permits or otherwise requires, Other Clients refers to clients, investment funds, client accounts and proprietary accounts advised or managed by the Adviser or their respective affiliates, and in which we will not have an interest (“Other Clients”). Broken Deal Expenses refer to fees and expenses for investment and/or divestment transactions not completed by us, including amounts payable to or by third parties, and all fees and expenses of any legal, financial, accounting, advisory, consulting or other advisors or lenders, investment banks and other financing sources in connection with arranging financing for transactions that are not consummated and any deposits or down payments that are forfeited in connection with, or amounts paid as a penalty for, unconsummated transactions (“Broken Deal Expenses”).

Reliance on the Adviser and their Professionals. The Adviser will have discretion over approving an investment of our assets. Our success will depend in large part upon the skill and expertise of the Adviser and their respective professionals. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers and other industry participants for hiring and retaining qualified investment professionals, and there can be no assurance that such professionals will continue to be associated with the Adviser or their respective affiliates. The loss of the services of one or more of such persons could have a material adverse impact on our ability to realize our investment objectives. Moreover, although we expect to have access to all of the appropriate resources, relationships and expertise of the Adviser, there can be no assurance that such resources, relationships and expertise will be available for every transaction. In addition, investment professionals and committee members may be replaced or added at any time. In addition, members of the investment team will work on other projects for the TCW Group, as applicable. The professionals involved with us are not dedicated exclusively to us and will have other responsibilities for the TCW Group, as applicable. Conflicts of interest may arise in allocating management time, services or functions, and the ability of us and our investment team to access other professionals.

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

Restructured portfolio investments. Certain of the Company’s portfolio investments have been and will be restructured to address loan defaults or for other reasons considered by the Company to have the potential to better protect or preserve the value of the Company’s investment. Often, a restructured investment will result in an equity holding rather than debt. Equity investments can increase volatility in the value of the investment, will not be secured by assets, create a greater risk of loss, and can produce reduced or no income for the Company. As a result of these restructured investments, the Company has generally experienced reduced interest income.

Co-Investment Syndication. The Company may initially consummate a portfolio investment intended as a co-investment as described herein and, later, syndicate such co-investment to certain persons. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, it may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could reduce the Company’s overall investment returns.

Risks Associated with Delayed-Draw Facilities. We may make investments that require multiple fundings over time or are structured as “revolvers” or “delayed-draws.” These types of investments generally have funding obligations that extend over a period of time and that may extend beyond the investment period. In such circumstances, we may be required to reserve remaining Capital Commitments for future funding obligations and may be required to fund such obligations after the termination of the investment period. However, there can be no assurance that the reserved funds will ultimately be utilized for portfolio investments, which may result in us not fully deploying our committed capital. Moreover, borrowers with deteriorating creditworthiness may continue to satisfy their contractual conditions and therefore be eligible to draw unfunded amounts at times when we might prefer not to advance such amounts. In addition, the Adviser may have assumptions as to when a company with which we transact may draw on unfunded amounts when we enter into the commitment. If the borrower does not draw as expected, the commitment may not prove as attractive an investment as originally anticipated. Furthermore, any failure to advance requested funds to a borrower with which we transact could result in possible assertions of offsets against amounts previously funded.

Risks of Middle Market Loans. Borrowers under loans originated by us or in which we may invest may include privately owned small and mid-sized companies, which present a greater risk of loss than loans to larger companies. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position, and may need more capital to expand or compete. These financial challenges may make it difficult for our borrowers to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies that are able to access traditional credit sources.

Risks of PIK and OID Instruments. A portfolio investment may have a contractual return that is not paid entirely in cash, but rather features a PIK element paid partially or wholly in-kind or as an accreting liquidation preference, in which case we will be forgoing a cash margin for an accrued interest amount rolled throughout the life of the loan. This may have the effect of lengthening the time before cash is received and increasing our risk exposure. While the Adviser seeks to achieve our targeted returns for any given portfolio investment, other factors, such as overall economic conditions, the competitive environment and the availability of potential purchasers of the securities, may shorten or lengthen our holding period, and some portfolio investments may take several additional years from the initial investment date to achieve a realization. In some cases, we may be prohibited by contract from selling certain securities for a period of time. If we are required to liquidate all or a portion of our portfolio positions quickly, then we may realize significantly less than the value at which we previously recorded those portfolio investments. The interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan. The interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments. Market prices of Original Issue Discount “OID” instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash. PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral. Use of PIK and OID securities may provide certain benefits to the Adviser, including increasing management fees and incentive compensation.

The historical investment philosophy, strategy and approach of the Private Credit Group has not involved the use of PIK interest, which representscontractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although we do not currentlyexpect the Private Credit Group to originate investments for us with PIK interest features, from time to time we may make investments that contain suchfeatures or that subsequently incorporate such features after origination. To the extent original issue discount and PIK interest income constitute a portion ofour income, we will be exposed to risks associated with the deferred receipt of the cash representing such income.

Risks may arise in connection with the rules under ERISA related to investment by ERISA Plans. We will use reasonable efforts to conduct our affairs so that our assets will not be deemed to be “plan assets” for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). In this regard, we may be operated as an annual “venture capital operating company,” under the ERISA rules (a “VCOC”) in order to avoid our assets being treated as “plan assets” for purposes of ERISA. If we decide to qualify as a VCOC, then we must obtain the right to substantially participate directly in or to influence the management of at least one-half of our investments, measured by cost, and must actually exercise such rights each year with respect to at least one such operating company. Accordingly, there may be constraints on our ability to make or dispose of investments at optimal times (or to make certain investments at all).

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

Retention of Proceeds. Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any indebtedness or Preferred Units, during the Commitment Period, we were permitted to retain, in whole or in part, any proceeds attributable to portfolio investments. Any retained proceeds that represent net investment income were treated as a deemed distribution by us to the Unitholders and a deemed re-contribution by the Unitholders to us, and the aggregate Undrawn Commitments of all Unitholders was reduced accordingly. We were permitted to use the amounts so retained to make investments, pay our fees and expenses, repay our borrowings, or fund reasonable reserves for our future expenses or other obligations (including obligations to make indemnification advances and payments); provided, however, that, after the expiration of the Commitment Period, no part of such retained amounts have or will be used to make any investment for which we would not be permitted to draw down Commitments. We will treat any retained proceeds that represent net investment income as a deemed distribution to Unitholders and a deemed re-contribution by the Unitholders, and the aggregate Undrawn Commitments of all Unitholders will be reduced accordingly. For the avoidance of doubt, even if the Undrawn Commitment of the Units becomes zero, we may continue to retain proceeds that represent net investment income as described above for the purpose of paying our operating costs (including expenses, the Management Fee, the Incentive Fee, payments to the Administrator and any indemnification obligations) and debt service of any borrowings we have made.

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

Our Units are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. We also do not intend to list our Units on a national securities exchange. Our Units are not registered under the 1933 Act, or any state securities law and will be restricted as to transfer by law and the terms of our LLC Agreement and Subscription Agreement.

Unitholders generally may not sell, assign or transfer their Units without the prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, Unitholders are not entitled to redeem their Units. Unitholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.

Withholding Risk for Foreign Investors. U.S. withholding tax rules require 30% withholding on distributions to Non-U.S. Holders unless there is certainty that such distributions are not subject to such withholding. The Company may make distributions at times of the year when there is uncertainty as to whether the amounts distributed are subject to such withholding. Accordingly, such distributions to Non-U.S. Holders may be subject to overwithholding by the Company (or its withholding agent) and Non-U.S. Holders may be required to file a return with the IRS in order to receive a refund of such overwithheld amounts. Non-U.S. Holders should see the discussion under the heading “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

Tax Risks. Tax consequences to Unitholders from an investment in the Units are complex. Potential Unitholders are strongly urged to review the discussion in “Part I Item 1. Business—Certain U.S. Federal Income Tax Consequences.”

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

Changes to U.S. Tariff and Import/Export Regulations. There have been significant changes to U.S. trade policies, treaties and tariffs, resulting in significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments have had a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Operational Risk. We depend on TCW to develop the appropriate systems and procedures to control operational risk. Operational risks arising from mistakes made in the closing, confirmation or settlement of transactions, from transactions not being properly booked, evaluated, accounted for or managed or other similar disruption in our operations may cause us to suffer financial losses, disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. Our business is highly dependent on our ability to process a large number of transactions across numerous and diverse markets. Consequently, we rely heavily on our financial, accounting, asset management and other data processing systems. The ability of our systems to accommodate an increasing volume of transactions could also constrain our ability to properly manage our portfolio. Generally, none of the Adviser or TCW will be liable to us for losses incurred due to the occurrence of any such errors.

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

Cybersecurity Breaches and Identity Theft. Cybersecurity incidents and cyber-attacks have been occurring globally at more frequent and severe levels and are expected to continue to increase in frequency in the future. The information and technology systems of the Company, its portfolio investments and their service providers may be vulnerable to damage or interruption, including, without limitation, from computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors or malfeasance by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes, earthquakes or terrorist incidents. If unauthorized parties gain access to such information and technology systems, or if personnel abuse or misuse their access privileges, they may be able to steal, publish, delete or modify private and sensitive information. Although the Adviser has implemented, and portfolio investments and service providers may implement, various measures to manage risks relating to these types of events, such measures may be inadequate and, if compromised, information and technology systems could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Even with sophisticated prevention and detection systems, breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified in a timely manner or at all, potentially resulting in further harm and precluding appropriate remediation. TCW, the Company, Other Clients and/or any portfolio investment may have to make significant investments to fix or replace information and technology systems. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of TCW, the Company, any portfolio investment, and/or their service providers and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Unitholders (and their beneficial owners) and the intellectual property and trade secrets of TCW, the Company, and/or portfolio investments. Such a failure could harm the reputation of TCW, the Company and/or a portfolio investment, subject any such entity and their respective affiliates to legal claims and adverse publicity, and otherwise affect their business and financial performance. When such issues are present with regard to the issuer of securities in which the Company invests, the Company’s portfolio investment in those securities may lose value.

In addition, the SEC has adopted changes to Regulation S-P, which requires, among other things, that registered investment advisers notify affected individuals of a breach involving their personal information when there has been an incident that rises to the level of being a reportable breach. In general, these laws and regulations introduce many new obligations on us, TCW and its affiliates and service providers and create new rights for parties who have given any of us their personal information, such as investors and others.

Risks Associated with Artificial Intelligence. Recent technological advances in artificial intelligence, including machine learning technology (“Machine Learning Technology”), pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.

Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board is responsible for overseeing our risk management program, and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Adviser’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are fully integrated into the Adviser’s overall risk management processes. In general, the Adviser seeks to address material cybersecurity threats through an entity-wide approach that addresses the confidentiality, integrity, and availability of the Adviser’s information systems or the information that the Adviser collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

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

Governance

The Board receives annual updates and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by the Company. The Board also receives prompt and timely information regarding any material cybersecurity risk, as well as ongoing updates regarding any such risk. On an annual basis, the Board and the Adviser discuss the Company’s approach to overseeing cybersecurity threats.

The Adviser has established an internal working group that includes relevant representation from senior management including the CCO, COO and Chief Information Security Officer (“CISO”) who work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans.

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

ITEM 2. PROPERTIES

We maintain our principal executive office at 200 Clarendon Street, 19th Floor, Boston, Massachusetts 02116. We do not own any real estate. We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the same area.

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

As of April 2, 2026, there were approximately 200 holders of record of our Common Shares.

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

As of December 31, 2025, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the Private Credit Group has generally not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Group generally did not originate a significant amount of investments for us with PIK interest features, the majority of our current debt investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful.

We are primarily focused on investing in senior secured debt obligations, although there may be occasions where the investment may be unsecured. We also consider an equity investment as the primary security, in combination with a debt obligation, or as a part of total return strategy. Our investments are mostly in corporations, partnerships or other business entities. Additionally, in certain circumstances, we may co-invest with other investors and/or strategic partners through indirect investments in portfolio companies through an Investment Vehicle. While we invest primarily in U.S. companies, there are certain instances where we invested in companies domiciled elsewhere.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Part I Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for more information on our critical accounting policies.

Investments that we hold for which market quotes are not readily available or are not considered reliable are valued at fair value according to procedures approved by our Board of Directors based on similar instruments, internal assumptions and the weighting of the best available pricing inputs. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the “valuation designee” with respect to the fair valuation of the Company's portfolio securities, subject to oversight by and periodic reporting to the Board.

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

Debt, (Level 3), includes investments in privately originated senior secured debt. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A discounted cash flow approach incorporating a weighted average cost of capital is generally used to determine fair value or, in some cases, an enterprise value waterfall method. Valuation may also include a shadow rating method. Standard pricing inputs include but are not limited to the financial health of the issuer, place in the capital structure, value of other issuer debt, credit, industry, and market risk and events.

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

The majority of our current debt investments contain PIK due to certain circumstances including debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the twelve months ended December 31, 2025, 2024, and 2023, PIK interest income earned was $4.9 million, $15.3 million, and $17.6 million, respectively, representing 27.8%, 48.7%, and 33.0%, respectively, of investment income.

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Strategic Ventures) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term to June 5, 2023.On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. On May 1, 2024, the Company further extended the fund's term one additional year, until June 5, 2025. On May 7, 2025, the Company further extended the fund's term one additional year, until June 5, 2026.The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of December 31, 2025, our portfolio consisted of 10 debt and 14 equity investments in five and six portfolio companies, respectively, including TCW Strategic Ventures. Based on fair values as of December 31, 2025, our portfolio was comprised of 42.5% debt investments which were primarily senior secured, first lien term loans and 57.5% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2025, representing 22.8% and 49.7% of our portfolio’s fair value and cost, respectively.

Based on fair values as of December 31, 2024, our portfolio consisted of 14 debt and 14 equity investments in seven and six portfolio companies, respectively, including TCW Strategic Ventures. Our portfolio was comprised of 51.9% debt investments which were primarily senior secured, first lien term loans and 48.1% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in TCW Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2024, representing 16.5% and 41.8% of our portfolio’s fair value and cost, respectively.

The table below describes our debt and equity investments and enumerates the percentage, by fair value, of the total portfolio assets by industry as of December 31, 2025:

Industry	Percent of Total Investments
Industrial Conglomerates	26%
Diversified Consumer Services	16%
Investment Funds & Vehicles	14%
Metals & Mining	14%
Hotels, Restaurants & Leisure	14%
Pharmaceuticals	10%
Household Durables	6%
Total	100%

Results of Operations

Our operating results for the years ended December 31, 2025, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total investment income	$17,476	$31,478	$53,243
Net expenses	11,304	15,296	15,666
Net investment income	6,172	16,182	37,577
Net realized loss on investments	(32,894)	(9,398)	(26,768)
Net change in unrealized appreciation/(depreciation) on investments	5,325	(105,977)	5,423
Net realized gain on short-term investments	4,097	5,737	4,292
Net (decrease) increase in Members’ Capital from operations	$(17,300)	$(93,456)	$20,524

Total investment income

Total investment income for the years ended December 31, 2025, 2024 and 2023 was $17.5 million, $31.5 million and $53.2 million, respectively, and was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$7,219	$10,042	$26,854
Interest income paid-in-kind	4,861	15,344	17,571
Dividend income	5,328	5,956	8,596
Other fee income	68	136	222
Total investment income	$17,476	$31,478	$53,243

The decrease in total investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024, was primarily due to the disposition of debt investments and decreased interest income which occurred due to the restructuring of debt investments into equity investments during the year ended December 31, 2025. Dividend income from Strategic Ventures also decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to decreases in net investment income at Strategic Ventures during the year ended December 31, 2025.

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

Total expenses

Total expenses for the years ended December 31, 2025, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Expenses
Interest and credit facility expenses	$5,356	$7,267	$7,986
Interest expense on repurchase transactions	4,434	6,469	5,922
Management fees	3,249	3,589	4,000
Professional fees	658	626	717
Administrative fees	437	484	547
Directors’ fees	288	322	320
Other expenses	131	128	174
Total expenses	$14,553	$18,885	$19,666
Expenses waived by the Adviser	(3,249)	(3,589)	(4,000)
Net Expenses	$11,304	$15,296	$15,666

Our total expenses were $14.6 million, $18.9 million and $19.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our operating expenses included management fees attributed to the Adviser of $3.2 million, $3.6 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The decrease in total expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to lower interest expense on repurchase transactions resulting from a lower average outstanding principal balance coupled with a lower weighted average interest rate. Interest and credit facility expenses also decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to a decrease in our weighted average outstanding credit facility balance and a decrease in our weighted average interest rate.

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

Net expenses for the years ended December 31, 2025, 2024, and 2023 include $3.2 million, $3.6 million, and $4.0 million, respectively, of management fees that were waived by the Adviser. In connection with the extension of our term from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders, our Adviser agreed to waive management fees earned from and after December 31, 2022.

Net investment income

Our net investment income for the years ended December 31, 2025, 2024 and 2023 was $6.2 million, $16.2 million and $37.6 million, respectively.

The decrease in net investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to the decrease in total investment income, partially offset by lower net expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024, as described above.

The decrease in net investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to the decrease in total investment income, partially offset by lower net expenses during the year ended December 31, 2024 compared to the year ended December 31, 2023, as described above.

Net realized loss on investments

Our net realized loss on investments for the years ended December 31, 2025, 2024 and 2023 was $32.9 million, $9.4 million and $26.8 million, respectively.

Our net realized loss on investments during the year ended December 31, 2025 was entirely attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Gain (Loss)
Animal Supply Company, LLC	Term Loan	$(27,363)	*
Retail & Animal Intermediate, LLC	First Out Term Loan	(2,816)	*
Animal Supply Company, LLC	Delayed Draw Priming Term Loan	(2,715)	*
Net Realized Loss		$(32,894)

* Includes reversals of previously recognized unrealized appreciation/(depreciation).

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

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the years ended December 31, 2025, 2024 and 2023 was $5.3 million, ($106.0) million and $5.4 million, respectively.

Our net change in unrealized appreciation/(depreciation) for the year ended December 31, 2025 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Animal Supply Company, LLC	Term Loan	$26,676	*
Precision Products Machining Group, LLC	Class A Units	8,204
RT Holdings Parent, LLC	Class A Units	3,834
Retail & Animal Intermediate, LLC	Delayed Draw Priming Term Loan	2,816	*
Cedar Ultimate Parent, LLC	Class A Preferred Units	(1,512)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(4,968)
Pace Industries, Inc.	Revolver	(5,489)
TCW DLSV LLC	Preferred membership Interests	(5,801)
Pace Industries, Inc.	Term Loan	(18,460)
All others	Various	25
Net change in unrealized appreciation/(depreciation)		$5,325

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

Net realized gain on short-term investments

During the years ended December 31, 2025, 2024 and 2023 we earned $4.1 million, $5.7 million and $4.3 million, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in Members’ capital from operations

Our net (decrease) increase in Members’ capital from operations during the years ended December 31, 2025, 2024 and 2023 was ($17.3) million, ($93.5) million and $20.5 million, respectively.

The relative lower decrease during the year ended December 31, 2025 is primarily due to lower net realized and unrealized losses partially offset by lower net investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024.

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

Direct Lending Strategic Ventures LLC

On June 5, 2015, the Company, together with an affiliate of Security Benefit Corporation and accounts managed by Oak Hill Advisors, L.P., entered into the Agreement to become members of TCW Strategic Ventures. TCW Strategic Ventures focuses primarily on making senior secured floating rate loans to middle-market borrowers. The Agreement was effective June 5, 2015. The Company’s capital commitment is $481.6 million, representing approximately 80% of the preferred and common equity ownership of TCW Strategic Ventures, with the third-party investors representing the remaining capital commitments and preferred and common equity ownership. A portion of the Company’s capital commitment was satisfied by the contribution of two loans to TCW Strategic Ventures. TCW Strategic Ventures also entered into a revolving credit facility to finance a portion of certain eligible investments on June 5, 2015. TCW Strategic Ventures is managed by a management committee comprised of two members, one appointed by the Company and one appointed by Oak Hill Advisors, L.P. All decisions of the management committee require unanimous approval of its members. Neither the Company, nor the Adviser will receive management fees from this entity. Although the Company owns more than 25% of the voting securities of TCW Strategic Ventures, the Company does not believe that it has control over TCW Strategic Ventures (other than for purposes of the 1940 Act). The Company’s ability to withdraw from the fund is subject to restrictions.

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

On July 11, 2022, our Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. We effected this commitment reduction by reducing the number of outstanding undrawn units and thereby reducing total Units from 20,134,698 to 18,034,649. Such Unit reduction was proportionately effected for each Member and therefore has no impact on each Member’s percentage interest in us. As of December 31, 2025, 2024 and 2023, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	December 31,
	2025	2024	2023
Commitments	$1,803,465	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%	89.0%
Units	18,034,649	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2025, we were in compliance with such covenants.

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

As of December 31, 2025 and 2024, the Available Commitment under the Amended Credit Agreement was $100.5 million and $59.4 million, respectively.

As of December 31, 2025 and 2024, the amounts outstanding under the Credit Facility were $51.6 million and $92.7 million, respectively The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2025 and 2024, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2025 and 2024, $0.0 million and $0.2 million, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the years ended December 31, 2025, 2024 and 2023 was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Credit facility interest expense	$4,223	$6,315	$7,139
Undrawn commitment fees	463	290	241
Administrative fees	81	49	65
Amortization of deferred financing costs	589	613	541
Total	$5,356	$7,267	$7,986
Weighted average interest rate	6.61%	7.61%	7.13%
Average outstanding balance	$63,038	$81,582	$98,800

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

The Repurchase Transactions entered into during the years ended December 31, 2025, 2024, and 2023, had average principal balances of $392.8 million, $455.0 million, and $492.3 million, respectively and weighted average interest rates of 4.42%, 5.48%, and 5.05%, respectively.

The net proceeds received from Repurchase Transactions during the years ended December 31, 2025, 2024, and 2023 was a net loss of $0.3 million (comprised of interest expense of $4.4 million net of realized gains on short-term investments of $4.1 million), $0.7 million (comprised of interest expense of $6.5 million net of realized gains on short-term investments of $5.7 million), and $1.6 million (comprised of interest expense of $5.9 million net of realized gains on short-term investments of $4.3 million), respectively.

We had no outstanding Repurchase Obligations as December 31, 2025 and 2024. Interest expense incurred under these Repurchase Transactions was $4.4 million, $6.5 million, and $5.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

We had the following unfunded commitments and unrealized losses by investment as of December 31, 2025 and 2024 (dollar amounts in thousands):

			December 31, 2025		December 31, 2024
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	$16,816	$—	$—	$—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	—	—	7,268	—
Pace Industries, Inc.	Revolver	October 2025	—	—	2,336	1,007
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)		February 2027	4,921	—	4,921	—
Total			$21,737	$—	$14,525	$1,007

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2025 and 2024, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Interest Rate Risk. At December 31, 2025, 74.5% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At December 31, 2025, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to nine months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our December 31, 2025 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,081	$1,568	$513
Up 200 basis points	1,388	1,045	343
Up 100 basis points	694	523	171
Down 100 basis points	(694)	(523)	(171)
Down 200 basis points	(1,388)	(1,045)	(343)
Down 300 basis points	(1,975)	(1,568)	(407)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See the audited consolidated financial statements set forth herein commencing on page F-1 of this annual report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States ( “GAAP”), and that receipts and expenditures are being made only in accordance with the authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2025, we maintained in all material respects, effective internal control over financial reporting. Pursuant to rules established by the SEC, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item has been omitted and will be incorporated herein by reference, when filed, to our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) List separately all financial statements filed

The consolidated financial statements included in this Annual Report on Form 10-K are listed on page F-1 and commence on page F-3.

(b) The following exhibits are filed as part of this report or incorporated herein by reference to exhibits previously filed with the SEC.

Exhibits

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to a registration on Form 10 filed on April 18, 2014)

3.4	Second Amended and Restated Limited Liability Company Agreement, dated September 19, 2014 (incorporated by reference to Exhibit 3.4 to a filing on Form 10-Q filed on November 7, 2014)

4.1*	Description of Securities

10.1	Investment Advisory and Management Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 25, 2014).

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

10.16*

Eighth Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 2, 2026, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto.

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the twelve months ended December 31, 2025

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

ITEM 16. Form 10-K Summary

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: April 2, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
Chairman of the Board, President and Director
(Principal Executive Officer)

Date: April 2, 2026	By:	/s/ David R. Adler
David R. Adler
Director

Date: April 2, 2026	By:	/s/ William Cobb
William Cobb
Director

Date: April 2, 2026	By:	/s/ Donald M. Mykrantz
Donald M. Mykrantz
Director

Date: April 2, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer
(Principal Financial and Accounting Officer)

TCW Direct Lending LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and the Board of Directors of TCW Direct Lending LLC

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of TCW Direct Lending LLC (the “Company”), including the consolidated schedule of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the ”financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in members’ capital, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments, at fair value - Level 3 Investment Valuations and Fair Value Measurements – Refer to Note 2 and Note 3

Critical Audit Matter Description

The Company held certain investments with fair values based on significant unobservable inputs that reflect management’s determination of assumptions that market participants might reasonably use in valuing the investments. These investments are classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included debt and equity securities, each of which lack observable market prices. Such investments are valued based on specific pricing models, internal assumptions and the weighting of the available pricing inputs. A market approach is generally used to determine fair value of equity instruments and a discounted cash flow approach or enterprise value waterfall is generally used for debt instruments. Valuation may also include a shadow rating method. The fair value of the Company’s Level 3 investments was $263,724,095 as of December 31, 2025.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select appropriate valuation techniques and to use significant unobservable inputs to estimate the fair value of the investment. Such securities are valued based on specific pricing models, internal assumptions and the weighting of the best available pricing inputs as determined by management. This required a high degree of auditor judgement and increased effort, including the need to involve our fair value specialists who possess significant quantitative and modeling expertise, to audit the internal assumptions and evaluate the appropriateness of these models and the weighting of the best available pricing inputs in determining the fair value of these investments.

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
•
We validated the appropriateness of the valuation techniques, valuation models, internal assumptions, and weighting and tested the valuation by developing an independent expectation. We developed independent estimates of the fair values and compared our estimates to management’s estimates.
•
For selected investments, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimate to management’s estimate.
•
We inspected all investment transactions within 60 days prior and subsequent to year end, if any, and compared the transaction price to the valuation at year end to assess the reasonableness of the valuation at year end.
•
We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs for those investments from the prior year-end.

/s/ Deloitte & Touche LLP

Los Angeles, California

April 2, 2026

We have served as the auditor of one or more investment companies within the group of investment companies since 2014.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments

As of December 31, 2025

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(4)	09/15/20	Term Loan - 11.84% (SOFR + 8.00%, 1.25% Floor)	3.1%	7,152,936	12/29/26	$7,152,936	$7,152,936
				3.1%			7,152,936	7,152,936
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(4)	02/24/21	Term Loan - 15.98% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	4.4%	10,266,562	02/24/27	10,245,831	10,266,562
	Ruby Tuesday Operations LLC(4)	02/01/23	Incremental Term Loan - 19.98% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	1.3%	2,660,747	02/24/27	2,660,747	2,928,001
				5.7%			12,906,578	13,194,563
Industrial Conglomerates
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(2)(4)(9)	08/22/24	Revolver - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	7.3%	17,092,378	01/31/28	17,092,378	17,092,378
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(2)(4)(9)	08/22/24	Term Loan A - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	4.9%	11,499,903	01/31/28	11,497,411	11,499,903
				12.2%			28,589,789	28,592,281
Metals & Mining
	Pace Industries, Inc.(2)(4)(9)	06/01/20	HoldCo Term Loan - 5.89% inc PIK (SOFR + 2.00%, 1.50% Floor, all PIK)	0.0%	110,137,754	06/01/40	78,137,869	—
	Pace Industries, Inc.(2)(4)(9)	06/01/20	Term Loan - 12.17% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	10.5%	85,511,026	10/14/26	68,091,752	24,456,153
	Pace Industries, Inc.(2)(4)(9)	10/07/22	Revolver - 12.31% inc PIK (SOFR + 8.25%, 1.50% Floor, all PIK)	3.0%	24,759,073	10/14/26	19,869,725	7,081,095
	Pace Industries, Inc.(4)	04/11/25	2025 Term Loan - 10.19% inc PIK (SOFR + 6.25%, 1.50% Floor, all PIK)	1.9%	4,467,914	04/14/26	4,467,914	4,467,914
				15.4%			170,567,260	36,005,162
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 12.51% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	11.7%	27,642,846	05/01/26	27,642,846	27,145,275
				11.7%			27,642,846	27,145,275
	Total Debt Investments			48.1%			246,859,409	112,090,217

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class A Preferred Stock	7.8%	806,264	$8,062,637	$18,060,308
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Class B Preferred Stock	2.3%	359,474	356,635	5,284,268
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(4)(5)(7)	Common Stock	5.1%	80,700	53,889	11,977,034
			15.2%		8,473,161	35,321,610
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(4)(7)	Class A Units	8.2%	5,475,885	5,133,708	19,030,891
	RT Holdings Parent, LLC(2)(4)(7)	Warrant, expires 2/24/27	1.4%	912,647	—	3,171,813
	RT Holdings Parent, LLC(2)(4)(7)	Class P-1 Units	0.2%	105,624	133,086	367,086
	RT Holdings Parent, LLC(2)(4)(7)	Class P-2 Units	0.0%	53,104	66,914	105,677
			9.8%		5,333,708	22,675,467
Household Durables
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class A Preferred Units	6.4%	9,297,990	9,187,902	14,892,312
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(4)(7)	Class D Preferred Units	0.0%	2,900,000	—	—
			6.4%		9,187,902	14,892,312
Industrial Conglomerates
	Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)(2)(4)(7)	Class A Units	17.8%	100,000	62,647,925	41,555,000
			17.8%		62,647,925	41,555,000
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(4)(6)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(4)(6)	Preferred membership Interests	16.0%	56,760	56,760,000	37,189,489
			16.0%		56,760,000	37,189,489
Metals & Mining
	Pace Industries, Inc.(2)(4)(7)	Common Stock	0.0%	971,418	2,110,522	—
			0.0%		2,110,522	—
	Total Equity Investments		65.2%		144,513,218	151,633,878
	Total Debt & Equity Investments(8)		113.3%		391,372,627	263,724,095
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.68%, Class X (FGXXX)		9.0%	20,992,368	20,992,368	20,992,368
	Total Cash Equivalents		9.0%		20,992,368	20,992,368
	Short-term Investments
	U.S. Treasury Bill, Yield 3.62%, Maturity Date 04/28/26		169.7%	400,000,000	395,456,667	395,456,667
	Total Short-term Investments		169.7%		395,456,667	395,456,667
	Total Investments (291.9%)				$807,821,662	$680,173,130
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-191.9%)					(447,190,467)
	Net Assets (100.0%)					$232,982,663

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

(3)
As defined in the Investment Company Act of 1940, the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and 2025 along with transactions during the year ended December 31, 2025 in these affiliated investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2025	Interest/Dividend/ Other income
Animal Supply Company, LLC First Out Term Loan - 13.09%(c)	$2,703,724	$36,789	$—	$(2,715,156)	$(25,357)	$—	$35,805
Animal Supply Company, LLC Term Loan - 13.28%(c)	686,276	—	—	(27,362,674)	26,676,398	—	—
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan - 20.00%(c)	—	—	—	(2,816,305)	2,816,305	—	—
Total Non-Controlled Affiliated Investments	$3,390,000	$36,789	$—	$(32,894,135)	$29,467,346	$—	$35,805

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.
(c)
The investments were sold during the year ended December 31, 2025 and are no longer presented on the Company's Consolidated Schedule of Investments as of December 31, 2025.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

(4)
As defined in the Investment Company Act of 1940, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and 2025 along with transactions during the year ended December 31, 2025 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2025	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,844,291	$1,029,927	$(6,806,881)	$—	$(67,337)	$—	$1,081,630
Cedar Electronics Holdings, Corp Term Loan - 12.65%	14,018,452	—	(14,018,421)	—	(31)	—	2,062,947
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,403,979	—	—	—	(1,511,667)	14,892,312	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Revolver - 6.00%	5,829,929	11,262,449	—	—	—	17,092,378	340,163
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Term Loan - 6.00%	40,929,862	1,521,200	(30,939,620)	—	(11,538)	11,499,904	1,498,978
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. HoldCo Term Loan - 5.89%	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 12.17%	42,921,932	—	(6,143)	—	(18,459,636)	24,456,153	(6,143)
Pace Industries, Inc. 2025 Term Loan - 10.19%	—	4,467,914	—	—	—	4,467,914	335,004
Pace Industries, LLC Revolver Opco - 12.31%	11,240,860	2,336,380	—	—	(6,496,145)	7,081,095	2,500
Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) Class A Units	33,351,000	—	—	—	8,204,000	41,555,000	—
RT Holdings Parent, LLC Class A Unit	15,197,224	—	—	—	3,833,667	19,030,891	—
RT Holdings Parent, LLC Warrant	2,532,687	—	—	—	639,127	3,171,814	—
RT Holdings Parent, LLC P-1 Units	293,001	—	—	—	74,085	367,086	—
RT Holdings Parent, LLC P-2 Units	68,000	—	—	—	37,677	105,677	—
Ruby Tuesday Operations, LLC Term Loan - 15.98%	9,389,540	1,116,364	(229,608)	—	(9,734)	10,266,562	1,529,165
Ruby Tuesday Operations, LLC Incremental Term Loan - 19.98%	2,928,001	492,355	—	—	(492,356)	2,928,000	501,983
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	16,945,063	—	—	—	(4,968,029)	11,977,034	1,408,253
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	18,060,308	—	—	—	—	18,060,308	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	5,284,268	—	—	—	—	5,284,268	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 11.84%	8,065,952	5,405	(910,908)	—	(7,513)	7,152,936	960,115
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	51,230,479	—	(8,240,000)	—	(5,800,991)	37,189,488	3,920,000
Total Controlled Affiliated Investments	$300,534,828	$22,231,994	$(61,151,581)	$—	$(25,036,421)	$236,578,820	$13,634,594

(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.
(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(5)
Holdings of SSI Parent, LLC (fka School Specialty, Inc.) Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(6)
The investment is not a qualifying asset as defined in Section 55(a) under the Investment Company Act of 1940, as amended. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2025, $37,189,489 or 5.5% of the Company’s total assets were represented by “non-qualifying assets.”
(7)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, and may be deemed “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities was $114,444,389, or 16.8% of the Company’s total assets.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

(8)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(9)
Loan was on non-accrual status as of December 31, 2025.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $22,369,561 and $61,716,134, respectively, for the period ended December 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/ Dividend/ Other income
Animal Supply Company, LLC First Out Term Loan - 13.09%	$—	$2,678,367	$—	$—	$25,357	$2,703,724	$233,844
Animal Supply Company, LLC Term Loan - 13.28%	19,054,378	—	(52,086)	—	(18,316,016)	686,276	(29,212)
Retail & Animal Intermediate, LLC Delayed Draw Priming Term Loan - 20.00%	—	—	—	—	—	—	—
Total Non-Controlled Affiliated Investments	$19,054,378	$2,678,367	$(52,086)	$—	$(18,290,659)	$3,390,000	$204,632

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

Name of Investment	Fair Value at December 31, 2023	Gross Additions(a)	Gross Reductions(b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2024	Interest/ Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,020,439	$756,515	$—	$—	$67,337	$5,844,291	$764,721
Cedar Electronics Holdings, Corp Term Loan - 12.65%	14,018,452	—	—	—	—	14,018,452	2,130,117
Cedar Ultimate Parent, LLC Class A Preferred Unit	19,981,009	—	—	—	(3,577,030)	16,403,979	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Revolver - 6.00%	—	5,829,929	—	—	—	5,829,929	123,222
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Term Loan - 6.00%	—	40,915,831	—	—	14,031	40,929,862	938,236
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. HoldCo Term Loan - 6.58%	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 12.83%	62,986,086	2,294,114	—	—	(22,358,268)	42,921,932	1,714,144
Pace Industries, LLC Revolver Opco - 12.73%	15,069,743	1,786,486	—	—	(5,615,369)	11,240,860	134,785
Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) Class A Units	—	62,647,925	—	—	(29,296,925)	33,351,000	—
RT Holdings Parent, LLC Class A Unit	19,487,032	—	—	—	(4,289,808)	15,197,224	—
RT Holdings Parent, LLC Warrant	3,247,928	—	—	—	(715,241)	2,532,687	—
RT Holdings Parent, LLC P-1 Units	376,000	—	—	—	(82,999)	293,001	—
RT Holdings Parent, LLC P-2 Units	110,000	—	—	—	(42,000)	68,000	—
Ruby Tuesday Operations, LLC Term Loan - 16.65%	6,696,255	2,856,227	(193,406)	—	30,464	9,389,540	1,482,899
Ruby Tuesday Operations, LLC Incremental Term Loan - 20.65%	2,940,257	417,510	—	—	(429,766)	2,928,001	425,897
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	31,928,148	—	—	—	(14,983,085)	16,945,063	795,969
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	15,399,637	—	—	—	2,660,671	18,060,308	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	4,888,847	—	—	—	395,421	5,284,268	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 12.46%	8,808,264	8,240	(738,177)	—	(12,375)	8,065,952	1,173,155
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	69,780,704	—	(1,880,000)	—	(16,670,225)	51,230,479	5,160,000
Total Controlled Affiliated Investments	$280,738,801	$117,512,777	$(2,811,583)	$—	$(94,905,167)	$300,534,828	$14,843,145

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

December 31, 2025

	As of December 31,
	2025	2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $27,643 and $28,041, respectively)	$27,145	$27,658
Non-controlled affiliated investments (amortized cost of $0 and $32,857, respectively)	—	3,390
Controlled affiliated investments (amortized cost of $363,730 and $402,649, respectively)	236,579	300,535
Cash and cash equivalents	20,992	17,736
Short-term investments	395,457	420,466
Interest income receivable	608	1,059
Deferred financing costs	3	166
Prepaid and other assets	46	30
Total Assets	$680,830	$771,040
Liabilities
Payable for short-term investments purchased	$395,457	$420,466
Credit facility payable	51,550	92,650
Interest and credit facility expense payable	385	589
Unrealized depreciation on unfunded commitments	—	1,007
Other accrued expenses and other liabilities	455	545
Total Liabilities	447,847	515,257
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,117,902)	(1,117,327)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	471,686	472,261
Accumulated overdistributed earnings	(238,703)	(216,478)
Total Members’ Capital	232,983	255,783
Total Liabilities and Members’ Capital	$680,830	$771,040
Net Asset Value Per Unit (accrual base) (Note 12)(1)	$23.96	$25.22

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations

(Dollar amounts in thousands, except unit data)

December 31, 2025

	For the Year Ended December 31,
	2025	2024	2023
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$3,613	$6,708	$21,354
Interest income paid-in-kind	124	9,715	2,954
Other fee income	68	7	72
Non-controlled affiliated investments:
Interest income	5	(31)	270
Interest income paid-in-kind	31	213	2,767
Other fee income	—	23	25
Controlled affiliated investments:
Interest income	3,601	3,365	5,230
Interest income paid-in-kind	4,706	5,416	11,850
Dividend income	5,328	5,956	8,596
Other fee income	—	106	125
Total investment income	17,476	31,478	53,243
Expenses
Interest and credit facility expenses	5,356	7,267	7,986
Interest expense on repurchase transactions	4,434	6,469	5,922
Management fees (Note 4)	3,249	3,589	4,000
Professional fees	658	626	717
Administrative fees	437	484	547
Directors’ fees	288	322	320
Other expenses	131	128	174
Total expenses	14,553	18,885	19,666
Expenses waived by the Adviser	(3,249)	(3,589)	(4,000)
Net expenses	11,304	15,296	15,666
Net investment income	6,172	16,182	37,577
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled/non-affiliated investments	—	(9,398)	—
Non-controlled affiliated investments	(32,894)	—	(26,768)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	894	7,219	4,747
Non-controlled affiliated investments	29,467	(18,291)	15,034
Controlled affiliated investments	(25,036)	(94,905)	(14,358)
Net realized gain on short-term investments	4,097	5,737	4,292
Net realized and unrealized loss on investments	(23,472)	(109,638)	(17,053)
Net (decrease) increase in Members’ Capital from operations	$(17,300)	$(93,456)	$20,524
Basic and diluted:
(Loss) income per unit	$(0.96)	$(5.18)	$1.14
Units outstanding	18,034,649	18,034,649	18,034,649

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members’ Capital

(Dollar amounts in thousands, except unit data)

December 31, 2025

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at December 31, 2022	477,458	(84,243)	393,215
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	37,577	37,577
Net realized loss on investments	—	(22,476)	(22,476)
Net change in unrealized appreciation/(depreciation) on investments	—	5,423	5,423
Distributions to Members from:
Distributable earnings	—	(44,085)	(44,085)
Return of capital	(2,915)	—	(2,915)
Total Decrease in Members’ Capital for the year ended December 31, 2023	(2,915)	(23,561)	(26,476)
Members’ Capital at December 31, 2023	474,543	(107,804)	366,739
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	16,182	16,182
Net realized loss on investments	—	(3,661)	(3,661)
Net change in unrealized appreciation/(depreciation) on investments	—	(105,977)	(105,977)
Distributions to Members from:
Distributable earnings	—	(15,218)	(15,218)
Return of capital	(2,282)	—	(2,282)
Total Decrease in Members’ Capital for the year ended December 31, 2024	(2,282)	(108,674)	(110,956)
Members’ Capital at December 31, 2024	472,261	(216,478)	255,783
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	6,172	6,172
Net realized loss on investments	—	(28,797)	(28,797)
Net change in unrealized appreciation/(depreciation) on investments	—	5,325	5,325
Distributions to Members from:
Distributable earnings	—	(4,925)	(4,925)
Return of capital	(575)	—	(575)
Total Decrease in Members’ Capital for the year ended December 31, 2025	(575)	(22,225)	(22,800)
Members’ Capital at December 31, 2025	$471,686	$(238,703)	$232,983

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except unit data)

December 31, 2025

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(17,300)	$(93,456)	$20,524
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(17,509)	(11,650)	(9,712)
Purchases of short-term investments	(395,457)	(420,466)	(491,966)
Interest income paid in-kind	(4,861)	(15,344)	(17,571)
Proceeds from sales and paydowns of investments	61,716	20,960	81,883
Proceeds from sales of short-term investments	424,563	497,703	505,367
Realized gain on short-term investments	(4,097)	(5,737)	(4,292)
Net realized loss on investments	32,894	9,398	26,768
Change in net unrealized (appreciation)/depreciation on investments	(5,325)	105,977	(5,423)
Amortization of premium and accretion of discount, net	(64)	(121)	(286)
Amortization of deferred financing costs	589	613	541
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	451	1,407	(801)
(Increase) decrease in prepaid and other assets	(16)	4	18
Increase (decrease) in payable for short-term investments purchased	(25,009)	(71,500)	(9,109)
Increase (decrease) in interest and credit facility expense payable	(204)	18	(150)
Increase (decrease) in management fees payable	—	—	(999)
Increase (decrease) in other accrued expenses and liabilities	(90)	116	100
Net cash provided by operating activities	50,281	17,922	94,892
Cash Flows from Financing Activities
Return of capital	(575)	(2,282)	(2,915)
Distributions to Members	(4,925)	(15,218)	(44,085)
Deferred financing costs paid	(425)	(658)	(543)
Proceeds from credit facility	18,500	20,600	2,000
Repayments of credit facility	(59,600)	(5,000)	(51,200)
Net cash used in financing activities	(47,025)	(2,558)	(96,743)
Net increase (decrease) in cash and cash equivalents	3,256	15,364	(1,851)
Cash and cash equivalents, beginning of period	17,736	2,372	4,223
Cash and cash equivalents, end of period	$20,992	$17,736	$2,372
Supplemental and non-cash financing activities
Interest expense paid	$4,492	$6,291	$7,309
Non-cash purchases of investments due to reorganization	$—	$(105,339)	$—
Non-cash sales of investments due to reorganization	$—	$105,339	$—

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

As of December 31, 2025, the Company has three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring (See Note 11).

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

December 31, 2025

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of December 31, 2025, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of December 31, 2025 was $100,875.

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

December 31, 2025

2. Significant Accounting Policies (Continued)

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. The majority of the Company's current debt investments contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company's tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the twelve months ended December 31, 2025, 2024, and 2023, PIK interest income earned was $4,861, $15,344, and $17,571, respectively, representing 27.8%, 48.7%, and 33.0%, respectively, of investment income.

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

Cash and Cash Equivalents: The Company considers all investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of December 31, 2025, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are carried at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of December 31, 2025, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

2. Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

December 31, 2025

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

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	NAV	Total
Debt	$—	$—	$112,090	$—	$112,090
Equity	—	—	114,444	—	114,444
Investment Funds & Vehicles (1)	—	—	—	37,189	37,189
Short- term investments	395,457	—	—	—	395,457
Cash equivalents	20,992	—	—	—	20,992
Total	$416,449	$—	$226,534	$37,189	$680,172

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

December 31, 2025

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the years ended December 31, 2025 and 2024:

	Debt	Equity	Total
Balance, January 1, 2025	$172,216	$108,136	$280,352
Purchases, including payments received in-kind	22,370	—	22,370
Sales and paydowns of investments	(53,476)	—	(53,476)
Amortization of premium and accretion of discount, net	64	—	64
Net realized losses	(32,894)	—	(32,894)
Net change in unrealized appreciation/(depreciation)	3,810	6,308	10,118
Balance, December 31, 2025	$112,090	$114,444	$226,534
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2025	$(25,590)	$6,309	$(19,281)

	Debt	Equity	Total
Balance, January 1, 2024	$276,377	$95,419	$371,796
Purchases, including payments received in-kind	69,686	62,647	132,333
Sales and paydowns of investments	(122,335)	—	(122,335)
Amortization of premium and accretion of discount, net	121	—	121
Net realized losses	(5,000)	—	(5,000)
Net change in unrealized appreciation/(depreciation)	(46,633)	(49,930)	(96,563)
Balance, December 31, 2024	$172,216	$108,136	$280,352
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2024	$(46,584)	$(49,930)	$(96,514)

The Company did not have any transfers between levels during the years ended December 31, 2025 and 2024.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of December 31, 2025.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$27,145	Income Method	Discount Rate	15.4% to 17.8%	16.6%	Decrease
Debt	$7,153	Market Method	EBITDA Multiple	6.8x to 7.8x	7.2x	Increase
Debt	$77,792	Market Method	Revenue Multiple	0.2x to 1.4x	0.7x	Increase
Equity	$50,214	Market Method	EBITDA Multiple	5.0x to 7.8x	6.7x	Increase
Equity	$64,230	Market Method	Revenue Multiple	0.2x to 1.4x	0.9x	Increase

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

4. Agreements and Related Party Transactions

Advisory Agreement: On September 15, 2014, the Company entered into an Investment Advisory and Management Agreement (the “Advisory Agreement”) with the Adviser, its registered investment adviser under the Investment Advisers Act of 1940, as amended. The Advisory Agreement was approved by the Board at an in-person meeting. Unless earlier terminated, the Advisory Agreement will remain in effect for a period of two years and will remain in effect from year to year thereafter if approved annually by (i) the vote of the Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of the independent directors of the Board. On August 13, 2025, the Company’s Board reapproved the Advisory Agreement for an additional one-year term until September 15, 2026.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

For the years ended December 31, 2025, 2024 and 2023, Management Fees incurred amounted to $3,249, $3,589 and $4,000, respectively. In connection with the supermajority vote by the Unitholders to extend the Company's term from September 19, 2023 to September 19, 2024 as described in Note 1, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

December 31, 2025

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

No Incentive Fees were incurred during years ended December 31, 2025, 2024 and 2023.

Administration Agreement: On September 15, 2014, the Company entered into the Administration Agreement with the Adviser under which the Adviser (or one or more delegated service providers) will oversee the maintenance of our financial records and otherwise assist on the Company’s compliance with regulations applicable to a BDC under the 1940 Act, and a RIC under the Code, to prepare reports to our Members, monitor the payment of our expenses and the performance of other administrative or professional service providers, and generally provide us with administrative and back office support. The Company will reimburse the Administrator for expenses incurred by it on behalf of the Company in performing its obligations under the Administration Agreement. Amounts paid pursuant to the Administration Agreement are subject to the annual cap on Company Expenses (as defined below), as described more fully below. On August 13, 2025, the Company’s Board reapproved the Administrative Agreement for an additional one-year term until September 15, 2026.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of December 31, 2025 and 2024:

			December 31, 2025		December 31, 2024
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	$16,816	$—	$—	$—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	—	—	7,268	—
Pace Industries, Inc.	Revolver	October 2025	—	—	2,336	1,007
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)		February 2027	4,921	—	4,921	—
Total			$21,737	$—	$14,525	$1,007

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of December 31, 2025 and 2024, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025, management is not aware of any pending or threatened litigation.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

6. Members’ Capital

During the years ended December 31, 2025, 2024 and 2023, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022 the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Units at beginning of year	18,034,649	18,034,649	18,034,649
Units issued and committed at end of year	18,034,649	18,034,649	18,034,649

For the years ended December 31, 2025, 2024 and 2023, the Company processed $0 deemed distributions and re-contributions.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

7. Credit Facility (Continued)

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) adjusted eurodollar rate calculated in a customary manner plus 1.95%, (b) commercial paper rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted eurodollar rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of December 31, 2025, the Company was in compliance with such covenants.

On January 10, 2023, the Company entered into a Fourth Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement replaces the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Fourth Amended Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or "Applicable Margin." Each Daily SOFR Loan will bear interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.95%.

On April 7, 2023, the Company entered into the Fifth Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Fifth Amended Credit Agreement”). The Fifth Amended Credit Agreement removed the Adjusted Term SOFR Rate for purposes of calculating interest on the loan but kept the Daily Simple SOFR and Term SOFR rates as is. It also updated the Applicable Margin from 0.95% to 1.15% for Base Rate Loans and from 1.95% to 2.15% for all other loan types. The revolving credit line was also reduced from $177,000 to $152,000 and lastly, the maturity date of the loan was extended 364 days to April 5, 2024.

On April 5, 2024, the Company entered into the Sixth Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Sixth Amended Credit Agreement”). The Sixth Amended Credit Agreement updated the Applicable Margin from 1.15% to 1.50% for Base Rate Loans and from 2.15% to 2.50% for all other loan types. The maturity date of the loan was also extended 364 days to April 4, 2025.

On March 24, 2025, the maturity date of the Credit Agreement was extended to July 3, 2025.

On July 3, 2025, the Company entered into the Seventh Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Seventh Amended Credit Agreement”). The Seventh Amended Credit Agreement extended the maturity date of the loan until January 2, 2026. Additionally, the Applicable Margin was updated from 1.50% to 1.00% for Base Rate Loans and 2.50% to 2.00% for all other loan types.

As of December 31, 2025 and 2024, the Available Commitment under the Amended Credit Agreement was $100,450 and $59,350, respectively.

As of December 31, 2025 and 2024, the amounts outstanding under the Credit Facility were $51,550 and $92,650, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of December 31, 2025 and 2024, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on the Company's Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of December 31, 2025 and 2024, $3 and $166, respectively, of such prepaid deferred financing costs had yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

7. Credit Facility (Continued)

The summary information regarding the Credit Facility for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Credit facility interest expense	$4,223	$6,315	$7,139
Undrawn commitment fees	463	290	241
Administrative fees	81	49	65
Amortization of deferred financing costs	589	613	541
Total	$5,356	$7,267	$7,986
Weighted average interest rate	6.61%	7.61%	7.13%
Average outstanding balance	$63,038	$81,582	$98,800

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

The Repurchase Transactions entered into during the years ended December 31, 2025, 2024, and 2023, had average principal balances of $392,777, $455,030, and $492,332, respectively and weighted average interest rates of 4.42%, 5.48%, and 5.05%, respectively.

The net proceeds received from Repurchase Transactions during the years ended December 31, 2025, 2024, and 2023 was a net loss of $337 (comprised of interest expense of $4,434 net of realized gains on short-term investments of $4,097), $732 (comprised of interest expense of $6,469 net of realized gains on short-term investments of $5,737), and $1,630 (comprised of interest expense of $5,922 net of realized gains on short-term investments of $4,292), respectively.

The Company has no outstanding Repurchase Obligations as December 31, 2025 and 2024. Interest expense incurred under these Repurchase Transactions was $4,434, $6,469, and $5,922 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

9. Income Taxes (Continued)

As of December 31, 2025, 2024 and 2023, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Cost of investments for federal income tax purposes	$808,505	$907,676	$983,943
Unrealized appreciation	$50,185	$52,694	$76,582
Unrealized depreciation	$(178,517)	$(206,556)	$(123,992)
Net unrealized depreciation on investments	$(128,332)	$(153,862)	$(47,410)

The following reclassifications have been made for the permanent difference between book and tax accounting as of December 31, 2025, 2024 and 2023. These differences result primarily from net operating losses, differences in accounting for partnership interests, and amendment fees reclassified as capital gains.

	For the Year Ended December 31,
	2025	2024	2023
Common Unitholders tax reclassification	$—	$—	$—
Undistributed net investment (loss) income	$(1,203)	$(918)	$6,552
Accumulated net realized gain (loss)	$1,203	$918	$(6,552)

The tax character of shareholder distributions attributable to the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Ordinary income	$4,925	$15,218	$44,085
Return of capital	$575	$2,282	$2,915

The tax components of distributable earnings on a tax basis for years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Net tax appreciation (depreciation)	$(128,332)	$(154,869)	$(49,810)
Capital loss carryover	$(110,223)	$(61,418)	$(57,757)
Other cumulative effect of timing differences	$(148)	$(192)	$(236)

As of December 31, 2025, the Company had a short-term capital loss carryforward of $269 and a long-term capital loss carryforward of $109,954 for federal income tax purposes, which may be carried forward indefinitely. These capital loss carryforwards are available to offset net realized gains in future years, thereby reducing future taxable gains distributions.

The Company did not have any unrecognized tax benefits at December 31, 2025 or 2024, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

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

December 31, 2025

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

Our investments in Precision Products Machining Group, LLC as of December 31, 2025 and 2024 exceeded the threshold in at least one of the Rule 4-08(g) tests. Our investments in RT Asset Company Holdings LLC and Subsidiaries as of December 31, 2025 exceeded the threshold in at least one of the Rule 4-08(g) tests. Our investments in TCW Direct Lending Strategic Ventures exceeded the threshold in at least one of the 3-09 tests as of December 31, 2024. Accordingly, we are attaching the audited financial statements of TCW Direct Lending Strategic Ventures LLC. As of December 31, 2025, 2024 and 2023, our investment in Pace Industries, Inc. exceeded the threshold in at least one of the Rule 4-08(g) tests.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

11. Unconsolidated Significant Subsidiaries (Continued)

Included below is the summarized financial information for Precision Products Machining Group, LLC, RT Asset Company Holdings LLC and Subsidiaries, and Pace Industries, Inc.:

	As of December 31,
	2025	2024
Selected Balance Sheet Information - Precision Products Machining Group, LLC and Subsidiaries
Total assets	$72,151	$101,154
Total liabilities	48,331	81,297
Equity	23,820	19,857

	For the Twelve Months Ended December 31,	For the period August 23, 2024 through December 31,
	2025	2024(1)
Selected Income Statement Information - Precision Products Machining Group, LLC and Subsidiaries
Total revenue	$35,631	$26,783
Net income (loss)	3,964	(3,523)

	As of June 3,	As of June 4,
	2025(2)	2024(2)
Selected Balance Sheet Information - RT Asset Company Holdings LLC
Total assets	$249,020	$261,619
Total liabilities	275,712	279,972
Equity	(26,692)	(18,353)

	For the Twelve Months Ended June 3,	For the Twelve Months Ended June 4,	For the Twelve Months Ended June 6,
	2025(2)	2024(2)	2023(2)
Selected Income Statement Information - RT Asset Company Holdings LLC
Total revenue	$319,880	$344,786	$357,729
Net loss	(8,364)	(21,526)	(2,758)

	As of December 31,
	2025	2024
Selected Balance Sheet Information - Pace Industries, Inc.
Total assets	$275,444	$305,830
Total liabilities	729,719	674,000
Equity	(454,275)	(368,170)

	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,	For the Twelve Months Ended December 31,
	2025	2024	2023
Selected Income Statement Information - Pace Industries, Inc.
Total revenue	$359,460	$414,128	$556,108
Net loss	(90,987)	(116,817)	(95,542)

(1) Precision Products Machining Group, LLC and Subsidiaries was formed on August 23, 2024.

(2) RT Asset Company Holdings LLC's fiscal year ends on the first Tuesday following May 31.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

12. Financial Highlights

Selected data for a unit outstanding throughout the years ended December 31, 2025, 2024, 2023, 2022 and 2021 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the Year Ended December 31,
	2025(1)	2024(1)	2023(1)	2022(1)	2021(1)
Net Asset Value Per Unit (accrual base), Beginning of Year	$25.22	$31.38	$32.84	$39.65	$48.54
Adjustment due to reduction of undrawn commitments(2)	—	—	—	(7.02)	—
Income from Investment Operations:
Net investment income	0.34	0.90	2.08	1.67	1.78
Net realized and unrealized (loss) gain	(1.30)	(6.08)	(0.94)	0.74	3.39
Total from investment operations	(0.96)	(5.18)	1.14	2.41	5.17
Less Distributions:
From net investment income	(0.27)	(0.84)	(2.44)	(1.49)	(1.89)
Return of capital	(0.03)	(0.14)	(0.16)	(0.71)	(12.17)
Total distributions(3)	(0.30)	(0.98)	(2.60)	(2.20)	(14.06)
Net Asset Value Per Unit (accrual base), End of Year	$23.96	$25.22	$31.38	$32.84	$39.65
Common Unitholder Total Return(4)	(5.43)%	(29.32)%	6.41%	13.30%	20.66%
Common Unitholder IRR(5)	6.63%	7.00%	8.33%	8.46%	8.30%
Ratios and Supplemental Data
Members’ Capital, end of year	$232,983	$255,783	$366,739	$393,215	$389,304
Units outstanding, end of year	18,034,649	18,034,649	18,034,649	18,034,649	20,134,698
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets	5.71%	5.69%	5.02%	3.33%	2.38%
Expenses waived by Investment Adviser	(1.27%)	(1.08%)	(1.02%)	— %	— %
Ratio of net expenses to average net assets	4.44%	4.61%	4.00%	3.33%	2.38%
Ratio of financing cost to average net assets	2.10%	2.19%	2.04%	1.44%	0.94%
Ratio of net investment income before expense waiver to average net assets	1.15%	3.79%	8.58%	7.67%	7.02%
Ratio of net investment income to average net assets	2.42%	4.87%	9.60%	7.67%	7.02%
Credit facility payable	$51,550	$92,650	$77,050	$126,250	$115,250
Asset coverage ratio	5.52	3.76	5.76	4.11	4.38
Portfolio turnover rate	5.57%	2.84%	2.01%	1.71%	1.29%

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Continued)

(Dollar amounts in thousands, except unit data)

December 31, 2025

12. Financial Highlights (Continued)

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of December 31, 2025, 2024, 2023, 2022 and 2021.
(2)
NAV per unit was adjusted due to the reduction in undrawn commitments that occurred during the period. Refer to Note 1.
(3)
Includes distributions which have an offsetting capital re-contribution (“deemed distributions”). Excludes return of unused capital.
(4)
The Total Return for the years ended December 31, 2025, 2024, 2023, 2022, and 2021 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(5)
The Internal Rate of Return (IRR) since inception for the Common Unitholders, after management fees, financing costs and operating expenses is 6.63% through December 31, 2025. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On January 2, 2026, the Company entered into a Repurchase Transaction with Barclay's which settled on January 26, 2026 in the amount of 395,500.

On January 2, 2026, the maturity date of the Credit Agreement was extended to April 2, 2026, and the revolving credit line was reduced from $152,000 to $110,000.

On April 2, 2026, the Company entered into the Eighth Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Eighth Amended Credit Agreement”). The Eighth Amended Credit Agreement extended the maturity date of the loan until October 2, 2026 and reduced the revolving credit line from $110,000 to $90,000.