Form 10-Q
period 2026-03-31
TCW Direct Lending LLC
filed 2026-05-13
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at May 13, 2026 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of March 31. 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(3)	09/15/20	Term Loan - 11.78% (SOFR + 8.00%, 1.25% Floor)	3.2%	6,971,683	12/29/26	$6,971,683	$6,971,683
				3.2%			6,971,683	6,971,683
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(3)	02/24/21	Term Loan - 15.78% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	4.9%	10,603,403	02/24/27	10,582,672	10,603,403
	Ruby Tuesday Operations LLC(3)	02/01/23	Incremental Term Loan - 19.78% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	1.3%	2,796,572	02/24/27	2,796,572	2,928,000
	Ruby Tuesday Operations LLC(3)	01/29/26	10th Amendment Term Loan B - 15.78% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	0.8%	1,840,065	02/24/27	1,840,065	1,840,065
				7.0%			15,219,309	15,371,468
Industrial Conglomerates
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(2)(3)(8)	08/22/24	Revolver - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	7.8%	17,092,378	01/31/28	17,092,378	17,092,378
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(2)(3)(8)	08/22/24	Term Loan A - 6.00% inc PIK (6.00%, Fixed Coupon, all PIK)	5.3%	11,499,903	01/31/28	11,497,706	11,499,903
				13.1%			28,590,084	28,592,281
Metals & Mining
	Xiphias Buyer, Inc., (fka Pace Industries, Inc.)(3)	02/23/26	Term Loan - 8.30% inc PIK (SOFR + 4.50%, 1.50% Floor, all PIK)	3.8%	8,343,085	02/23/31	8,343,085	8,343,085
				3.8%			8,343,085	8,343,085
Pharmaceuticals
	Noramco, LLC	07/01/16	Term Loan - 12.19% inc PIK (SOFR + 8.38%, 1.00% Floor, 0.38% PIK)	12.7%	27,646,452	11/01/26	27,646,452	27,618,805
				12.7%			27,646,452	27,618,805
	Total Debt Investments			39.8%			86,770,613	86,897,322

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(3)(4)(6)	Class A Preferred Stock	8.3%	806,264	$8,062,637	$18,060,308
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(3)(4)(6)	Class B Preferred Stock	2.4%	359,474	356,635	5,284,268
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(3)(4)(6)	Common Stock	1.9%	80,700	53,889	4,209,728
			12.6%		8,473,161	27,554,304
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(3)(6)	Class A Units	8.2%	5,475,885	5,133,708	17,889,662
	RT Holdings Parent, LLC(2)(3)(6)	Warrant, expires 2/24/27	1.4%	912,647	—	2,981,609
	RT Holdings Parent, LLC(2)(3)(6)	Class P-1 Units	0.2%	105,624	133,086	345,073
	RT Holdings Parent, LLC(2)(3)(6)	Class P-2 Units	0.0%	53,104	66,914	94,606
			9.8%		5,333,708	21,310,950
Household Durables
	Cedar Ultimate Parent, LLC(2)(3)(6)	Class A Preferred Units	6.8%	9,297,990	9,187,902	14,797,844
	Cedar Ultimate Parent, LLC(2)(3)(6)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(3)(6)	Class D Preferred Units	0.0%	2,900,000	—	—
			6.8%		9,187,902	14,797,844
Industrial Conglomerates
	Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)(2)(3)(6)	Class A Units	20.3%	100,000	62,647,925	44,325,407
			20.3%		62,647,925	44,325,407
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(3)(5)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(3)(5)	Preferred membership Interests	15.3%	56,120	56,120,000	33,303,300
			15.3%		56,120,000	33,303,300
Metals & Mining
	Xiphias Holdings, Inc., (fka Pace Industries, Inc.)(2)(3)(6)	Common Shares	4.9%	20	29,765,769	10,752,127
	Yellowtail Holdings, Inc., (fka Pace Industries, Inc.)(2)(3)(6)	Common Shares	4.9%	20	—	10,753,179
			9.8%		29,765,769	21,505,306
	Total Equity Investments		74.6%		171,528,465	162,797,111
	Total Debt & Equity Investments(7)		114.4%		258,299,078	249,694,433
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.58%, Class X (FGXXX)		0.9%	1,906,618	1,906,618	1,906,618
	Total Cash Equivalents		0.9%		1,906,618	1,906,618
	Short-term Investments
	U.S. Treasury Bill, Yield 3.60%, Maturity Date 07/28/26		147.3%	325,000,000	321,170,326	321,170,326
	Total Short-term Investments		147.3%		321,170,326	321,170,326
	Total Investments (262.7%)				$581,376,022	$572,771,377
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-162.7%)					(354,718,393)
	Net Assets (100.0%)					$218,052,984

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

(3)
As defined in the 1940 Act, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and March 31, 2026 along with transactions during the period ended March 31, 2026 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at March 31, 2026	Interest/Dividend/ Other income
Cedar Ultimate Parent, LLC Class A Preferred Unit	$14,892,312	$—	$—	$—	$(94,468)	$14,797,844	$—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Revolver - 6.00%	17,092,378	—	—	—	—	17,092,378	—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Term Loan - 6.00%	11,499,904	295	—	—	(296)	11,499,903	(38,762)
Pace Industries, Inc. Common Stock	—	—	—	(2,110,522)	2,110,522	—	—
Pace Industries, Inc. HoldCo Term Loan - 5.89%	—	—	—	(78,137,869)	78,137,869	—	—
Pace Industries, LLC Revolver Opco - 12.31%	7,081,095	—	(7,316,501)	(12,553,224)	12,788,630	—	—
Pace Industries, Inc. Term Loan - 12.17%	24,456,153	(18)	(25,142,516)	(42,949,218)	43,635,598	(1)	(18)
Pace Industries, Inc. 2025 Term Loan - 10.19%	4,467,914	1,181,922	(5,649,836)	—	—	—	1,142,727
Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) Class A Units	41,555,000	—	—	—	2,770,407	44,325,407	—
RT Holdings Parent, LLC Class A Unit	19,030,891	—	—	—	(1,141,229)	17,889,662	—
RT Holdings Parent, LLC Warrant	3,171,814	—	—	—	(190,205)	2,981,609	—
RT Holdings Parent, LLC P-1 Units	367,086	—	—	—	(22,013)	345,073	—
RT Holdings Parent, LLC P-2 Units	105,677	—	—	—	(11,071)	94,606	—
Ruby Tuesday Operations, LLC Incremental Term Loan - 19.78%	2,928,000	135,826	—	—	(135,826)	2,928,000	136,091
Ruby Tuesday Operations, LLC Term Loan - 15.78%	10,266,562	336,841	—	—	—	10,603,403	403,523
Ruby Tuesday Operations LLC, 10th Amendment Term Loan B - 15.78%	—	1,840,065	—	—	—	1,840,065	49,879
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 11.78%	7,152,936	—	(181,252)	—	—	6,971,684	210,550
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	11,977,034	—	—	—	(7,767,306)	4,209,728	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	18,060,308	—	—	—	—	18,060,308	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	5,284,268	—	—	—	—	5,284,268	—
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	37,189,488	—	(640,000)	—	(3,246,188)	33,303,300	—
Xiphias Buyer, Inc., (fka Pace Industries, Inc.) Term Loan - 8.3%	—	8,343,085	—	—	—	8,343,085	73,095
Xiphias Holdings, Inc., (fka Pace Industries, Inc.) Common Shares	—	29,765,769	—	—	(19,013,642)	10,752,127	—
Yellowtail Holdings, Inc., (fka Pace Industries, Inc.) Common Shares	—	—	—	—	10,753,179	10,753,179	—
Total Controlled Affiliated Investments	$236,578,820	$41,603,785	$(38,930,105)	$(135,750,833)	$118,573,961	$222,075,628	$1,977,085
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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of March 31, 2026

(5)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2026, $33,303,300 or 5.8% of the Company’s total assets were represented by “non-qualifying assets.”
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities was $129,493,811, or 22.6% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”
(8)
Loan was on non-accrual status as of March 31, 2026.

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $3,520,851 and $843,844, respectively, for the period ended March 31, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

(3)
As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), the investment is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, between 5% and 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and December 31, 2025 along with transactions during the year ended December 31, 2025 in these affiliated investments are as follows:

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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Continued)

As of December 31, 2025

(4)
As defined in the 1940 Act, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2024 and December 31, 2025 along with transactions during the year ended December 31, 2025 in these controlled investments are as follows:

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
(9)
Loan was on nonaccrual status as of December 31, 2025.

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

March 31, 2026

	As of March 31,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (amortized cost of $27,646 and $27,643, respectively)	$27,619	$27,145
Controlled affiliated investments (amortized cost of $230,653 and $363,730, respectively)	222,076	236,579
Cash and cash equivalents	1,907	20,992
Short-term investments	321,170	395,457
Interest income receivable	681	608
Receivable for investments sold	9	—
Deferred financing costs	24	3
Prepaid and other assets	31	46
Total Assets	$573,517	$680,830
Liabilities
Payable for short-term investments purchased	$321,170	$395,457
Credit facility payable	33,350	51,550
Interest and credit facility expense payable	266	385
Directors' fees payable	59	—
Other accrued expenses and other liabilities	619	455
Total Liabilities	355,464	447,847
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,117,902)	(1,117,902)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	471,686	471,686
Accumulated overdistributed earnings	(253,633)	(238,703)
Total Members’ Capital	218,053	232,983
Total Liabilities and Members’ Capital	$573,517	$680,830
Net Asset Value Per Unit (accrual base) (Note 11)(1)	$23.13	$23.96

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common Units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	For the three months ended March 31,
	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$851	$876
Interest income paid-in-kind	26	46
Other fee income	31	—
Non-controlled affiliated investments:
Interest income	—	6
Interest income paid-in-kind	—	30
Controlled affiliated investments:
Interest income	312	759
Interest income paid-in-kind	1,665	1,445
Total investment income	2,885	3,162
Expenses
Interest expense on repurchase transactions	989	1,098
Management fees	724	857
Interest and credit facility expenses	684	1,548
Administrative fees	105	110
Professional fees	93	88
Directors’ fees	59	68
Other expenses	57	55
Total expenses	2,711	3,824
Expenses waived by the Adviser	(724)	(857)
Net expenses	1,987	2,967
Net investment income	898	195
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled affiliated investments	—	(32,894)
Controlled affiliated investments	(135,751)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	470	358
Non-controlled affiliated investments	—	29,467
Controlled affiliated investments	118,574	10,610
Net realized gain on short-term investments	879	1,048
Net realized and unrealized (loss) gain on investments	(15,828)	8,589
Net (decrease) increase in Members’ Capital from operations	$(14,930)	$8,784
Basic and diluted:
(Loss) income per unit	$(0.83)	$0.49
Units outstanding	18,034,649	18,034,649

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2026	$471,686	$(238,703)	$232,983
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	898	898
Net realized loss on investments	—	(134,872)	(134,872)
Net change in unrealized appreciation/(depreciation) on investments	—	119,044	119,044
Total Decrease in Members’ Capital for the three months ended March 31, 2026	—	(14,930)	(14,930)
Members’ Capital at March 31, 2026	$471,686	$(253,633)	$218,053

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$472,261	$(216,478)	$255,783
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	195	195
Net realized loss on investments	—	(31,846)	(31,846)
Net change in unrealized appreciation/(depreciation) on investments	—	40,435	40,435
Total Increase in Members’ Capital for the three months ended March 31, 2025	—	8,784	8,784
Members’ Capital at March 31, 2025	$472,261	$(207,694)	$264,567

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(14,930)	$8,784
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(1,830)	(1,209)
Purchases of short-term investments	(321,170)	(364,900)
Interest income paid-in-kind	(1,691)	(1,521)
Proceeds from sales and paydowns of investments	844	7,992
Proceeds from sales of short-term investments	396,336	421,514
Realized gain on short-term investments	(879)	(1,048)
Net realized loss on investments	135,751	32,894
Change in net unrealized (appreciation)/depreciation on investments	(119,044)	(40,435)
Amortization of premium and accretion of discount, net	—	29
Amortization of deferred financing costs	66	154
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(73)	192
(Increase) decrease in receivable for investments sold	(9)	—
(Increase) decrease in prepaid and other assets	15	15
Increase (decrease) in payable for short-term investments purchased	(74,287)	(55,566)
Increase (decrease) in interest and credit facility expense payable	(119)	(91)
Increase (decrease) in directors’ fees payable	59	68
Increase (decrease) in other accrued expenses and liabilities	164	161
Net cash (used in) provided by operating activities	(797)	7,033
Cash Flows from Financing Activities
Deferred financing costs paid	(88)	—
Proceeds from credit facility	1,800	9,200
Repayments of credit facility	(20,000)	(23,000)
Net cash used in financing activities	(18,288)	(13,800)
Net decrease in cash and cash equivalents	(19,085)	(6,767)
Cash and cash equivalents, beginning of period	20,992	17,736
Cash and cash equivalents, end of period	$1,907	$10,969
Supplemental and non-cash financing activities
Interest expense paid	$585	$1,402
Non-cash purchases of investments due to reorganization	$(38,109)	$—
Non-cash sales of investments due to reorganization	$38,109	$—
Proceeds from secured borrowing	$395,500	$420,219
Payment to secured borrowing	$(395,500)	$(420,219)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has also elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (a “RIC”) under Subchapter M of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2015 and subsequent years. The Company is required to meet the minimum distribution and other requirements for RIC qualification and as a BDC and a RIC, the Company is required to comply with certain regulatory requirements.

As of March 31, 2026, the Company has three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of the Company and Precision Products Machining Group, LLC was acquired through an investment restructuring.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), September 19, 2020. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On April 30, 2021, the Company’s Board of Directors approved the second one-year extension of the Company’s term from September 19, 2021 to September 19, 2022. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders. On May 11, 2023 the term of the Company was extended for an additional one-year period from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders. On July 11, 2024, the Company's term was extended for an additional one-year period from September 19, 2024 to September 19, 2025 via a supermajority vote of the Unitholders. On July 31, 2025, the Company’s term was extended for an additional one-year period from September 19, 2025 to September 19, 2026 via a supermajority vote of the Unitholders. If we are unable to extend the Company’s term beyond September 19, 2026, we may be required to dispose of our remaining investments at unfavorable prices.

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

March 31, 2026

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of March 31, 2026, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of March 31, 2026 was $100,875.

2. Significant Accounting Policies

Basis of Presentation: The unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. The Company is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The Company has consolidated the results of its wholly-owned subsidiaries in its consolidated financial statements in accordance with ASC 946. The unaudited consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on April 3, 2026.

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

March 31, 2026

2. Significant Accounting Policies (Continued)

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. The majority of the Company’s current debt investments contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company’s tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026, PIK interest income earned was $1,691, representing 58.6% of investment income. For the three months ended March 31, 2025, PIK interest income earned was $1,521, representing 48.1% of investment income.

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of March 31, 2026, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

2. Significant Accounting Policies (Continued)

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of March 31, 2026, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the "valuation designee" with respect to the fair valuation of the Company’s portfolio securities, subject to oversight by and periodic reporting to the Board.

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

March 31, 2026

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”)) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The initial term of the fund continued until June 5, 2021 and was extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. On May 1, 2024, the Company further extended the fund's term one additional year, until June 5, 2025. On May 7, 2025, the Company further extended the fund's term one additional year, until June 5, 2026. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of March 31, 2026:

Investments	Level 1	Level 2	Level 3	NAV(1)	Total
Debt	$—	$—	$86,897	$—	$86,897
Equity	—	—	129,494	—	129,494
Investment funds & vehicles(1)	—	—	—	33,303	33,303
Short-term investments	321,170	—	—	—	321,170
Cash equivalents	1,907	—	—	—	1,907
Total	$323,077	$—	$216,391	$33,303	$572,771

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

March 31, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of December 31, 2025:

Investments	Level 1	Level 2	Level 3	NAV(1)	Total
Debt	$—	$—	$112,090	$—	$112,090
Equity	—	—	114,444	—	114,444
Investment Funds & Vehicles(1)	—	—	—	37,189	37,189
Short-term investments	395,457	—	—	—	395,457
Cash equivalents	20,992	—	—	—	20,992
Total	$416,449	$—	$226,534	$37,189	$680,172

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2026:

	Debt	Equity	Total
Balance, January 1, 2026	$112,090	$114,444	$226,534
Purchases, including payments received in-kind	11,864	29,766	41,630
Sales and paydowns of investments	(38,313)	—	(38,313)
Net realized losses	(133,640)	(2,111)	(135,751)
Net change in unrealized appreciation/(depreciation)	134,896	(12,605)	122,291
Balance, March 31, 2026	$86,897	$129,494	$216,391
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2026	$334	$(12,697)	$(12,363)

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

The Company did not have any transfers between levels during the three months ended March 31, 2026 and 2025.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of March 31, 2026.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$27,619	Income Method	Discount Rate	14.4 to 16.2%	15.3%	Decrease
Debt	$6,972	Market Method	EBITDA Multiple	7.0x to 8.0x	7.5x	Increase
Debt	$36,935	Market Method	Revenue Multiple	0.5x to 2.0x	1.6x	Increase
Debt	$15,371	Market Method	EBITDA Multiple	7.0x to 8.0x	7.5x	Increase
		Market Method	Revenue Multiple	0.2x to 0.2x	0.2x	Increase
Equity	$42,352	Market Method	EBITDA Multiple	5.3x to 8.0x	6.9x	Increase
Equity	$65,831	Market Method	Revenue Multiple	0.5x to 2.0x	1.5x	Increase
Equity	$21,311	Market Method	EBITDA Multiple	7.0x to 8.0x	7.5x	Increase
		Market Method	Revenue Multiple	0.2x to 0.2x	0.2x	Increase

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

March 31, 2026

4. Agreements and Related Party Transactions (Continued)

Management Fee: Pursuant to the Advisory Agreement, and subject to the overall supervision of the Board, the Adviser manages the Company’s day-to-day operations and provides investment advisory services to the Company. The Company pays to the Adviser, quarterly in advance, a management fee (the “Management Fee”) calculated as follows: (i) for the period starting on the initial closing date and ending on the earlier of (A) the last day of the calendar quarter during which the Commitment Period (as defined below) ends or (B) the last day of the calendar quarter during which the Adviser or an affiliate thereof begins to accrue a management fee with respect to a successor fund, 0.375% (i.e., 1.50% per annum) of the aggregate commitments determined as of the end of the period during which the Common Units are being offered (the “Closing Period”), and (ii) for each calendar quarter thereafter during the term of the Company (but not beyond the tenth anniversary of the initial closing date), 0.1875% (i.e., 0.75% per annum) of the aggregate cost basis (whether acquired by the Company with contributions from Members, other Company funds or borrowings) of all portfolio investments that have not been sold, distributed to the Members, or written off for tax purposes (but reduced by any portion of such cost basis that has been written down to reflect a permanent impairment of value of any portfolio investment), determined in each case as of the first day of such calendar quarter. The Management Fee in respect of the Closing Period is calculated as if all capital commitments of the Company were made on the initial closing date, regardless of when Common Units were actually issued. The actual payment of the Management Fee with respect to the Closing Period was not made prior to the first day of the first full calendar quarter following the end of the Closing Period. The “Commitment Period” of the Company began on the initial closing date and ended on September 19, 2017, the third anniversary of the Initial Closing Date. While the Management Fee accrued from the initial closing date, the Adviser deferred payment of such fees to the extent that such fees cannot be paid from interest and fee income generated by the Company’s investments.

During the three months ended March 31, 2026, Management Fees incurred were $724. During the three months ended March 31, 2025, Management Fees incurred were $857. In connection with the supermajority vote by the Unitholders to extend the Company's term from September 19, 2023 to September 19, 2024 as described in Note 1, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

March 31, 2026

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

No Incentive Fees were incurred during the three months ended March 31, 2026 and 2025.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of March 31, 2026 and December 31, 2025:

			March 31, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	$16,816	$—	$16,816	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	Revolver	February 2027	4,921	—	4,921	—
Total			$21,737	$—	$21,737	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2026 and December 31, 2025, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three months ended March 31, 2026 and 2025, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022, the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
	2026	2025
Units at beginning of period	18,034,649	18,034,649
Units issued and committed at end of period	18,034,649	18,034,649

The Company did not process any deemed distributions and re-contributions during the three months ended March 31, 2026 and 2025.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

On April 10, 2017, the Company and Natixis entered into a Third Amended and Restated Revolving Credit Agreement. Under the Third Amended and Restated Revolving Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate (“Eurocurrency Rate”) calculated in a customary manner plus 2.35%, (b) commercial paper rate (“CP Rate”) plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020.

On April 6, 2020, the Company entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), by and among the Company, as borrower, and Natixis, New York Branch, as administrative agent and the lenders party thereto. The Amended Credit Agreement provides for a revolving credit line of up to $375,000 (with an option for the Company to increase this amount to $450,000 subject to consent of the lenders and satisfaction of certain other conditions), subject to the available borrowing base, which is generally the sum of (a) a percentage of certain eligible investments, (b) a percentage of remaining unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors, portfolio investments and substantially all other assets of the Company. The stated maturity date of the Amended Credit Agreement was April 9, 2021, which date (subject to the satisfaction of certain conditions) could have been extended by the Company for up to an additional 364 days. Borrowings under the Amended Credit Agreement bore interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 2.50%, (b) CP Rate plus 2.50%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 1.50%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 1.00%.

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) CP Rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2026, the Company was in compliance with such covenants.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

7. Credit Facility (Continued)

On January 10, 2023, the Company entered into a Fourth Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement replaces the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Fourth Amended Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan shall bear interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or “Applicable Margin.” Each Daily SOFR Loan will bear interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.95%.

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

As of March 31, 2026 and December 31, 2025, the Available Commitment under the Amended Credit Agreement was $76,650 and $100,450, respectively.

As of March 31, 2026 and December 31, 2025, the amounts outstanding under the Credit Facility were $33,350 and $51,550, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2026 and December 31, 2025, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2026 and December 31, 2025, $24 and $3, respectively, of such prepaid deferred financing costs have yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
	2026	2025
Credit facility interest expense	$500	$1,277
Undrawn commitment fees	102	101
Administrative fees	16	16
Amortization of deferred financing costs	66	154
Total	$684	$1,548
Weighted average interest rate	5.75%	6.88%
Average outstanding balance	$34,588	$74,302

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

The Repurchase Transactions entered into during the three months ended March 31, 2026 and 2025, had average principal balances of $395,500 and $420,219, respectively and weighted average interest rates of 3.75% and 4.48%, respectively.

The net proceeds received from Repurchase Transactions during the three months ended March 31, 2026 and 2025 was a net loss of $110 (comprised of interest expense of $989 net of realized gains on short-term investments of $879) and $50 (comprised of interest expense of $1,098 net of realized gains on short-term investments of $1,048), respectively.

The Company had no outstanding Repurchase Obligations as of March 31, 2026 and December 31, 2025. Interest expense incurred under these Repurchase Transactions was $989 and $1,098 for the three months ended March 31, 2026 and 2025, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of March 31, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	March 31, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$581,376	$808,505
Unrealized appreciation	$51,576	$50,185
Unrealized depreciation	$(60,181)	$(178,517)
Net unrealized depreciation on investments	$(8,605)	$(128,332)

The Company did not have any unrecognized tax benefits at December 31, 2025, nor were there any increases or decreases in unrecognized tax benefits for the period then ended; and therefore no interest or penalties were accrued. The Company is subject to examination by U.S. federal and state tax authorities regarding returns filed for the prior three and four years, respectively. The Company files U.S. federal, state, local and non-U.S. tax returns, as applicable.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

10. Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company’s Chief Financial Officer, serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in Members’ capital from operations, changes in Members’ capital from Company share transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company’s Consolidated Statements of Assets and Liabilities as Members’ capital, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

11. Financial Highlights

Selected data for a unit outstanding throughout the three months ended March 31, 2026 and 2025 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the three months ended March 31,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$23.96	$25.22
Income from Investment Operations:
Net investment income	0.05	0.01
Net realized and unrealized loss	(0.88)	0.48
Total loss from investment operations	(0.83)	0.49
Net Asset Value Per Unit (accrual base), End of Period	$23.13	$25.71
Common Unitholder Total Return(2)(3)	(4.69)%	2.76%
Common Unitholder IRR(4)	6.43%	7.05%
Ratios and Supplemental Data:
Members’ Capital, end of period	$218,053	$264,567
Units outstanding, end of period	18,034,649	18,034,649
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	4.78%	5.94%
Expenses waived by Investment Adviser(5)	(1.28)%	(1.33)%
Ratio of net expenses to average net assets(5)	3.50%	4.61%
Ratio of financing cost to average net assets(3)	0.30%	0.59%
Ratio of net investment income before expenses reimbursed to average net assets(5)	0.30%	(1.03)%
Ratio of net investment income to average net assets(5)	1.58%	0.30%
Credit facility payable	$33,350	$78,850
Asset coverage ratio	7.54	4.36
Portfolio turnover rate(3)	0.32%	0.36%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of March 31, 2026 and 2025.
(2)
The Total Return for the three months ended March 31, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 6.43% through March 31, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

March 31, 2026

12. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On April 1, 2026, the Company entered into a Repurchase Transaction with Barclays which settled on April 24, 2026 with a principal amount of $321,344.

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
•
the risks artificial intelligence pose to us and our portfolio companies; and
•
the other risks, uncertainties and other factors we identify in this quarterly report on Form 10-Q and under “Part I—Item 1A. Risk Factors” in our Form 10-K filed with the SEC on April 3, 2026.

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

As of March 31, 2026, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team,” formerly known as the “Direct Lending Team”) has generally not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, the majority of our current debt investments do contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with the other risks, uncertainties and other factors we identified in this quarterly report on Form 10-Q and under “Part I - Item 1A. Risk Factors” in our Form 10-K filed with the SEC on April 3, 2026. See Note 3 to our consolidated financial statements for more information on our critical accounting policies.

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

The majority of our current debt investments contain PIK due to certain circumstances including debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three months ended March 31, 2026, PIK interest income earned was $1.7 million, representing 58.6% of investment income. For the three months ended March 31, 2025, PIK interest income earned was $1.5 million, representing 48.1% of investment income.

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

Investment Activity

As of March 31, 2026, our portfolio consisted of 8 debt and 15 equity investments six portfolio companies, including Strategic Ventures. Based on fair values as of March 31, 2026, our portfolio was comprised of 34.8% debt investments which were primarily senior secured, first lien term loans and 65.2% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in Strategic Ventures. Debt investments in one portfolio company were on non-accrual status as of March 31, 2026, representing 11.5% and 11.1% of our portfolio’s fair value and cost, respectively.

As of December 31, 2025, our portfolio consisted of 14 debt and 14 equity investments in five and six portfolio companies, respectively, including Strategic Ventures. Based on fair values as of December 31, 2025, our portfolio was comprised of 42.5% debt investments which were primarily senior secured, first lien term loans and 57.5% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in Strategic Ventures. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2025, representing 22.8% and 49.7% of our portfolio’s fair value and cost, respectively.

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of March 31, 2026:

Industry	Percent of Total Investments
Industrial Conglomerates	29%
Hotels, Restaurants & Leisure	15%
Diversified Consumer Services	14%
Investment Funds & Vehicles	13%
Metals & Mining	12%
Pharmaceuticals	11%
Household Durables	6%
Total	100%

Results of Operations

Our operating results for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2026	2025
Total investment income	$2,885	$3,162
Net expenses	1,987	2,967
Net investment income	898	195
Net realized loss on investments	(135,751)	(32,894)
Net change in unrealized appreciation/(depreciation) on investments	119,044	40,435
Net realized gain on short-term investments	879	1,048
Net (decrease) increase in Members’ Capital from operations	$(14,930)	$8,784

Total investment income

Total investment income for the three months ended March 31, 2026 and 2025 was $2.9 million and $3.2 million, respectively, and included interest income (including PIK interest income) of $2.9 million and $3.2 million, respectively. Interest income for the three months ended March 31, 2026 and 2025 included $1.7 million and $1.5 million, respectively, of PIK interest income.

Total investment income decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to the disposition of debt investments and decreased interest income which occurred due to the restructuring of debt investments into equity investments.

Net Expenses

Expenses for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2026	2025
Expenses
Interest expense on repurchase transactions	$989	$1,098
Management fees	724	857
Interest and credit facility expenses	684	1,548
Administrative fees	105	110
Professional fees	93	88
Directors’ fees	59	68
Other expenses	57	55
Total expenses	2,711	3,824
Expenses waived by the Adviser	(724)	(857)
Net Expenses	$1,987	$2,967

Our net expenses for the three months ended March 31, 2026 and 2025 were $2.0 million and $3.0 million, respectively. Our net expenses included management fees attributed to the Adviser of $0.7 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively, which were waived by the Adviser subsequent to December 31, 2022.

The decrease in net operating expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily due to lower interest and credit facility expenses which decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to a decrease in our weighted average outstanding credit facility balance and a decrease in our weighted average interest rate coupled with a decrease to interest expense on repurchase transactions resulting from a lower average outstanding principal balance coupled with a lower weighted average interest rate.

Net investment income

Net investment income for the three months ended March 31, 2026 and 2025 was $0.9 million and $0.2 million, respectively.

The increase in net investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was due to the decrease in net expenses, partially offset by lower total investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as described above.

Net realized loss on investments

Our net realized loss on investments for the three months ended March 31, 2026 and 2025 was $135.8 million and $32.9 million, respectively. Our net realized loss on investments for the three months ended March 31, 2026 was attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Pace Industries, Inc.	HoldCo Term Loan	$(78,138)
Pace Industries, Inc.	Term Loan	(42,949)
Pace Industries, Inc.	Revolver Opco	(12,553)
Pace Industries, Inc.	Common Stock	(2,111)
Net realized loss		$(135,751)

Our net realized loss on investments for the three months ended March 31, 2025 was attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Animal Supply Company, LLC	Term Loan	$(27,363)
Retail & Animal Intermediate, LLC	First Out Term Loan	(2,816)
Animal Supply Company, LLC	Delayed Draw Priming Term Loan	(2,715)
Net realized loss		$(32,894)

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended March 31, 2026 and 2025 was $12.9 million and $40.4 million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Xiphias Holdings, Inc., (fka Pace Industries, Inc.) **	Common Shares	$(19,014)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(7,767)
TCW Direct Lending Strategic Ventures LLC	Preferred membership Interests	(3,246)
Pace Industries, Inc. **	Common Stock	2,111	*
Precision Products Machining Group, LLC	Class A Units	2,770
Yellowtail Holdings, Inc., (fka Pace Industries, Inc.)**	Common Shares	10,753
Pace Industries, Inc. **	Revolver Opco	12,789	*
Pace Industries, Inc. **	Term Loan	43,636	*
Pace Industries, Inc. **	HoldCo Term Loan	78,138	*
All others	Various	(1,126)
Net change in unrealized appreciation/(depreciation)		$119,044

*Includes reversal of previously recognized unrealized appreciation/(depreciation) on recognized during the three months ended March 31, 2026 as realized gains/(losses) and/or accelerated original issue discount.

**During the three months ended March 31, 2026, our investment in Pace Industries term loans, revolver and common stock was restructured into Xiphias Holdings, Inc. (fka Pace Industries, Inc.) and Yellowtail Holdings, Inc. (fka Pace Industries, Inc) common shares.

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

*Includes reversal of previously recognized unrealized appreciation/(depreciation) recognized during the three months ended March 31, 2025 as realized gains/(losses) and/or accelerated original issue discount.

Net realized gain on short-term investments

During the three months ended March 31, 2026 and 2025 we generated $0.9 million and $1.0 million, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in Members’ Capital from operations

Our net (decrease) increase in Members’ Capital from operations during the three months ended March 31, 2026 and 2025 was ($14.9) million and $8.8 million, respectively.

The net decrease in Members’ Capital from operations during the three months ended March 31, 2026 compared to the net increase during the three months ended March 31, 2025 was primarily due to net realized and unrealized losses on our investments of $15.8 million during the three months ended March 31, 2026 compared to net realized and unrealized gains on our investments of $8.6 million during the three months ended March 31, 2025 and was partially offset by an increase in net investment income, as described above.

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

As of March 31, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	March 31, 2026	December 31, 2025
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 10, 2017, we entered into a Third Amended and Restated Revolving Credit Agreement. Under the April 10, 2017 Credit Agreement borrowings bear interest at a rate equal to either the (a) adjusted eurodollar rate (“Eurocurrency Rate”) calculated in a customary manner plus 2.35%, (b) commercial paper rate (“CP Rate”) plus 2.35%, or (c) a base rate calculated in a customary manner (using the higher of the Federal Funds Rate plus 0.50%, the Prime Rate and the Floating LIBOR Rate plus 1.00%) plus 1.35%. Moreover, the Credit Agreement’s stated maturity date was extended from November 10, 2017 to April 10, 2020.

On April 6, 2020, we entered into a First Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Amended Credit Agreement”), with Natixis, New York Branch, as administrative agent and the lenders party thereto. The Amended Credit Agreement provides for a revolving credit line of up to $375.0 million (with an option for us to increase this amount to $450.0 million subject to consent of the lenders and satisfaction of certain other conditions), subject to the available borrowing base, which is generally the sum of (a) a percentage of certain eligible investments, (b) a percentage of remaining unfunded commitments from certain eligible investors in the Company and (c) cash in a controlled account. The Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of our investors, portfolio investments and substantially all other assets of the Company. The stated maturity date of the Amended Credit Agreement was April 9, 2021, which date (subject to the satisfaction of certain conditions) could have been extended by the Company for up to an additional 364 days. Borrowings under the Amended Credit Agreement bore interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 2.50%, (b) CP Rate plus 2.50%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 1.50%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 1.00%.

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177.0 million subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) CP Rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of March 31, 2026, we were in compliance with such covenants.

On January 10, 2023, we entered into a Fourth Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Fourth Amended Credit Agreement”). The Fourth Amended Credit Agreement replaced the Eurocurrency Rate with a Daily Simple SOFR Rate, Term SOFR Rate and Adjusted Term SOFR Rate (each as defined in the Fourth Amended Credit Agreement) for purposes of calculating interest on the loan. Each Term SOFR Loan bears interest on the outstanding principal amount thereof for each Interest Period at a rate per annum equal to the Adjusted Term SOFR Rate for such Interest Period plus the interest rate spread or “Applicable Margin.” Each Daily SOFR Loan bears interest on the outstanding principal amount thereof at a rate per annum equal to Daily Simple SOFR plus the Applicable Margin. The Term SOFR Loan and Daily SOFR Loan have an Applicable Margin of 1.95%.

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

On January 2, 2026, the maturity date of the Credit Agreement was extended to April 2, 2026, and the revolving credit line was reduced from $152.0 million to $110.0 million.

As of March 31, 2026 and December 31, 2025, the Available Commitment under the Credit Facility was $76.7 million and $100.5 million, respectively.

As of March 31, 2026 and December 31, 2025 the amounts outstanding under the Credit Facility were $33.4 million and $51.6 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of March 31, 2026 and December 31, 2025, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. As of March 31, 2026 and December 31, 2025, $24.0 thousand and $3.0 thousand, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three months ended March 31, 2026 and 2025 was as follows (dollar amounts in thousands):

	Three months ended March 31,
	2026	2025
Credit facility interest expense	$500	$1,277
Undrawn commitment fees	102	101
Administrative fees	16	16
Amortization of deferred financing costs	66	154
Total	$684	$1,548
Weighted average interest rate	5.75%	6.88%
Average outstanding balance	$34,588	$74,302

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

The Repurchase Transactions entered into during the three months ended March 31, 2026 and 2025, had average principal balances of $395.5 million and $420.2 million, respectively and weighted average interest rates of 3.75% and 4.48%, respectively.

The net proceeds received from Repurchase Transactions during the three months ended March 31, 2026 and 2025 was a net loss of $0.1 million (comprised of interest expense of $1.0 million net of realized gains on short-term investments of $0.9 million) and $0.1 million (comprised of interest expense of $1.1 million net of realized gains on short-term investments of $1.0 million), respectively.

We had no outstanding Repurchase Obligations as of March 31, 2026 and 2025. Interest expense incurred under these Repurchase Transactions was $1.0 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

A summary of our contractual payment obligations as of March 31, 2026 and December 31, 2025 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2026	$110,000	$33,350	$76,650
Total Debt Obligations – December 31, 2025	$152,000	$51,550	$100,450

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

			March 31, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	$16,816	$—	$16,816	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	Revolver	February 2027	4,921	—	4,921	—
Total			$21,737	$—	$21,737	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of March 31, 2026 and December 31, 2025, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Interest Rate Risk. At March 31, 2026, 67.1% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At March 31, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our March 31, 2026 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$2,008	$1,386	$622
Up 200 basis points	1,338	1,048	290
Up 100 basis points	669	710	(41)
Down 100 basis points	(669)	34	(703)
Down 200 basis points	(1,338)	(304)	(1,034)
Down 300 basis points	(1,808)	(642)	(1,166)

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

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the three months ended March 31, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: May 13, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: May 13, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer