Form 10-Q
period 2026-06-30
TCW Direct Lending LLC
filed 2026-08-12
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at August 12, 2026 was 18,034,649.

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Los Angeles, CA, U.S.A.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(3)	09/15/20	Term Loan - 11.76% (SOFR + 8.00%, 1.25% Floor)	3.7%	6,790,431	12/29/26	$6,790,431	$6,790,431
				3.7%			6,790,431	6,790,431
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(3)	02/24/21	Term Loan - 15.73% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	5.7%	10,527,433	02/24/27	10,506,708	10,527,433
	Ruby Tuesday Operations LLC(3)	02/01/23	Incremental Term Loan - 19.73% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	1.6%	2,938,671	02/24/27	2,938,671	2,928,000
	Ruby Tuesday Operations LLC(3)	01/29/26	10th Amendment Term Loan B - 15.73% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	1.0%	1,868,113	02/24/27	1,868,113	1,868,113
				8.3%			15,313,492	15,323,546
Industrial Conglomerates
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(3)	08/22/24	Revolver - 6.00% (6.00%, Fixed Coupon)	8.1%	15,092,378	01/31/28	15,092,378	15,092,378
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(3)	08/22/24	Term Loan A - 6.00% (6.00%, Fixed Coupon)	2.7%	4,986,969	01/31/28	4,986,132	4,986,969
				10.8%			20,078,510	20,079,347
Metals & Mining
	Xiphias Buyer, Inc., (fka Pace Industries, Inc.)(3)	02/23/26	Term Loan - 8.14% inc PIK (SOFR + 4.50%, 1.50% Floor, all PIK)	4.6%	8,517,152	02/23/31	8,517,152	8,517,152
				4.6%			8,517,152	8,517,152
	Total Debt Investments			27.4%			50,699,585	50,710,476

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(3)(4)(6)	Class A Preferred Stock	9.7%	806,264	$8,062,637	$18,060,308
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(3)(4)(6)	Class B Preferred Stock	1.1%	359,474	356,635	2,120,124
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(3)(4)(6)	Common Stock	0.0%	80,700	53,889	—
			10.8%		8,473,161	20,180,432
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(3)(6)	Class A Units	5.9%	5,475,885	5,133,708	10,996,711
	RT Holdings Parent, LLC(2)(3)(6)	Warrant, expires 2/24/27	1.0%	912,647	—	1,832,787
	RT Holdings Parent, LLC(2)(3)(6)	Class P-1 Units	0.1%	105,624	133,086	212,115
	RT Holdings Parent, LLC(2)(3)(6)	Class P-2 Units	0.0%	53,104	66,914	27,760
			7.0%		5,333,708	13,069,373
Household Durables
	Cedar Ultimate Parent, LLC(2)(3)(6)	Class A Preferred Units	8.6%	9,297,990	9,187,902	15,896,960
	Cedar Ultimate Parent, LLC(2)(3)(6)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(3)(6)	Class D Preferred Units	0.0%	2,900,000	—	—
			8.6%		9,187,902	15,896,960
Industrial Conglomerates
	Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)(2)(3)(6)	Class A Units	25.1%	100,000	62,647,925	46,616,419
			25.1%		62,647,925	46,616,419
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(3)(5)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(3)(5)	Preferred membership Interests	9.2%	43,320	43,320,000	16,982,360
			9.2%		43,320,000	16,982,360
Metals & Mining
	Xiphias Holdings, Inc., (fka Pace Industries, Inc.)(2)(3)(6)	Common Shares	4.0%	20	29,765,769	7,444,654
	Yellowtail Holdings, Inc., (fka Pace Industries, Inc.)(2)(3)(6)	Common Shares	4.0%	20	—	7,445,346
			8.0%		29,765,769	14,890,000
	Total Equity Investments		68.7%		158,728,465	127,635,544
	Total Debt & Equity Investments(7)		96.1%		209,428,050	178,346,020
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.56%, Class X (FGXXX)		3.2%	5,937,369	5,937,369	5,937,369
	Total Cash Equivalents		3.2%		5,937,369	5,937,369
	Short-term Investments
	U.S. Treasury Bill, Yield 3.85%, Maturity Date 10/27/26		133.1%	250,000,000	246,922,986	246,922,986
	Total Short-term Investments		133.1%		246,922,986	246,922,986
	Total Investments (232.4%)				$462,288,405	$431,206,375
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-132.4%)					(245,687,579)
	Net Assets (100.0%)					$185,518,796

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

(3)
As defined in the 1940 Act, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and June 30, 2026 along with transactions during the period ended June 30, 2026 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at June 30, 2026	Interest/Dividend/ Other income
Cedar Ultimate Parent, LLC Class A Preferred Unit	$14,892,312	$—	$—	$—	$1,004,648	$15,896,960	$—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Revolver - 6.00%	17,092,378	—	(2,000,000)	—	—	15,092,378	860,607
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Term Loan - 6.00%	11,499,904	555	(6,511,834)	—	(1,655)	4,986,970	776,059
Pace Industries, Inc. Common Stock	—	—	—	(2,110,522)	2,110,522	—	—
Pace Industries, Inc. HoldCo Term Loan - 5.89%	—	—	—	(78,137,869)	78,137,869	—	—
Pace Industries, LLC Revolver Opco - 12.31%	7,081,095	—	(7,316,501)	(12,553,224)	12,788,630	—	—
Pace Industries, Inc. Term Loan - 12.17%	24,456,153	—	(25,142,534)	(42,949,218)	43,635,599	—	(18)
Pace Industries, Inc. 2025 Term Loan - 10.19%	4,467,914	1,181,922	(5,649,836)	—	—	—	1,142,727
Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) Class A Units	41,555,000	—	—	—	5,061,419	46,616,419	—
RT Holdings Parent, LLC Class A Unit	19,030,891	—	—	—	(8,034,180)	10,996,711	—
RT Holdings Parent, LLC Warrant	3,171,814	—	—	—	(1,339,027)	1,832,787	—
RT Holdings Parent, LLC P-1 Units	367,086	—	—	—	(154,970)	212,116	—
RT Holdings Parent, LLC P-2 Units	105,677	—	—	—	(77,917)	27,760	—
Ruby Tuesday Operations, LLC Incremental Term Loan - 19.73%	2,928,000	277,924	—	—	(277,924)	2,928,000	280,342
Ruby Tuesday Operations, LLC Term Loan - 15.73%	10,266,562	495,815	(234,938)	—	(6)	10,527,433	891,908
Ruby Tuesday Operations LLC, 10th Amendment Term Loan B - 15.73%	—	1,868,113	—	—	—	1,868,113	132,571
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 11.78%	7,152,936	—	(362,505)	—	—	6,790,431	417,057
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	11,977,034	—	—	—	(11,977,034)	—	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	18,060,308	—	—	—	—	18,060,308	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	5,284,268	—	—	—	(3,164,144)	2,120,124	—
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	37,189,488	—	(13,440,000)	—	(6,767,129)	16,982,359	—
Xiphias Buyer, Inc., (fka Pace Industries, Inc.) Term Loan - 8.14%	—	8,517,152	—	—	—	8,517,152	243,364
Xiphias Holdings, Inc., (fka Pace Industries, Inc.) Common Shares	—	29,765,769	—	—	(22,321,115)	7,444,654	—
Yellowtail Holdings, Inc., (fka Pace Industries, Inc.) Common Shares	—	—	—	—	7,445,346	7,445,346	—
Total Controlled Affiliated Investments	$236,578,820	$42,107,250	$(60,658,148)	$(135,750,833)	$96,068,932	$178,346,021	$4,744,617
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

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of June 30, 2026

(5)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2026, $16,982,360 or 3.9% of the Company’s total assets were represented by “non-qualifying assets.”
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities was $110,653,184, or 25.6% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $4,033,130 and $50,228,518, respectively, for the period ended June 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $22,369,561 and $61,716,134, respectively, for the year ended December 31, 2025. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

Country Breakdown Portfolio
United States	100%

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

June 30, 2026

	As of June 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Controlled affiliated investments (amortized cost of $209,428 and $363,730, respectively)	$178,346	$236,579
Non-controlled/non-affiliated investments (amortized cost of $0 and $27,643, respectively)	—	27,145
Cash and cash equivalents	5,937	20,992
Short-term investments	246,923	395,457
Interest income receivable	1,798	608
Deferred financing costs	3	3
Prepaid and other assets	—	46
Total Assets	$433,007	$680,830
Liabilities
Payable for short-term investments purchased	$246,923	$395,457
Interest and credit facility expense payable	124	385
Directors' fees payable	117	—
Credit facility payable	—	51,550
Other accrued expenses and other liabilities	324	455
Total Liabilities	247,488	447,847
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,130,202)	(1,117,902)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	459,386	471,686
Accumulated overdistributed earnings	(273,867)	(238,703)
Total Members’ Capital	185,519	232,983
Total Liabilities and Members’ Capital	$433,007	$680,830
Net Asset Value Per Unit (accrual base) (Note 12)(1)	$21.33	$23.96

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common Units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$306	$957	$1,157	$1,833
Interest income paid-in-kind	9	26	35	72
Other fee income	68	26	99	26
Non-controlled affiliated investments:
Interest income	—	—	—	6
Interest income paid-in-kind	—	—	—	30
Controlled affiliated investments:
Interest income	2,265	980	2,577	1,739
Interest income paid-in-kind	503	1,319	2,168	2,764
Dividend income	—	2,560	—	2,560
Total investment income	3,151	5,868	6,036	9,030
Expenses
Interest expense on repurchase transactions	772	1,080	1,761	2,178
Management fees	483	796	1,207	1,653
Interest and credit facility expenses	490	1,594	1,174	3,142
Professional fees	161	133	254	221
Administrative fees	100	111	205	221
Directors’ fees	87	90	146	158
Other expenses	30	25	87	80
Total expenses	2,123	3,829	4,834	7,653
Expenses waived by the Adviser	(483)	(796)	(1,207)	(1,653)
Net expenses	1,640	3,033	3,627	6,000
Net investment income	1,511	2,835	2,409	3,030
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled affiliated investments	—	—	—	(32,894)
Controlled affiliated investments	—	—	(135,751)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	27	536	497	894
Non-controlled affiliated investments	—	—	—	29,467
Controlled affiliated investments	(22,505)	(13,053)	96,069	(2,443)
Net realized gain on short-term investments	733	985	1,612	2,033
Net realized and unrealized loss on investments	(21,745)	(11,532)	(37,573)	(2,943)
Net (decrease) increase in Members’ Capital from operations	$(20,234)	$(8,697)	$(35,164)	$87
Basic and diluted:
(Loss) income per unit	$(1.12)	$(0.48)	$(1.95)	$0.00
Units outstanding	18,034,649	18,034,649	18,034,649	18,034,649

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2026	$471,686	$(238,703)	$232,983
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	898	898
Net realized loss on investments	—	(134,872)	(134,872)
Net change in unrealized appreciation/(depreciation) on investments	—	119,044	119,044
Total Decrease in Members’ Capital for the three months ended March 31, 2026	—	(14,930)	(14,930)
Members’ Capital at March 31, 2026	471,686	(253,633)	218,053
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	1,511	1,511
Net realized gain on investments	—	733	733
Net change in unrealized appreciation/(depreciation) on investments	—	(22,478)	(22,478)
Distributions to Members from:
Return of capital	(12,300)	—	(12,300)
Total Decrease in Members’ Capital for the three months ended June 30, 2026	(12,300)	(20,234)	(32,534)
Members’ Capital at June 30, 2026	$459,386	$(273,867)	$185,519

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2025	$472,261	$(216,478)	$255,783
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	195	195
Net realized loss on investments	—	(31,846)	(31,846)
Net change in unrealized appreciation/(depreciation) on investments	—	40,435	40,435
Total Increase in Members’ Capital for the three months ended March 31, 2025	—	8,784	8,784
Members’ Capital at March 31, 2025	472,261	(207,694)	264,567
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	2,835	2,835
Net realized gain on investments	—	985	985
Net change in unrealized appreciation/(depreciation) on investments	—	(12,517)	(12,517)
Total Decrease in Members’ Capital for the three months ended June 30, 2025	—	(8,697)	(8,697)
Members’ Capital at June 30, 2025	$472,261	$(216,391)	$255,870

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net (decrease) increase in net assets resulting from operations	$(35,164)	$87
Adjustments to reconcile the net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(1,830)	(8,209)
Purchases of short-term investments	(246,923)	(394,467)
Interest income paid-in-kind	(2,203)	(2,866)
Proceeds from sales and paydowns of investments	50,229	8,856
Proceeds from sales of short-term investments	397,069	422,499
Realized gain on short-term investments	(1,612)	(2,033)
Net realized loss on investments	135,751	32,894
Change in net unrealized (appreciation)/depreciation on investments	(96,566)	(27,918)
Amortization of premium and accretion of discount, net	(2)	(14)
Amortization of deferred financing costs	236	313
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(1,190)	(280)
(Increase) decrease in prepaid and other assets	46	30
Increase (decrease) in payable for short-term investments purchased	(148,534)	(25,999)
Increase (decrease) in interest and credit facility expense payable	(261)	441
Increase (decrease) in directors’ fees payable	117	135
Increase (decrease) in other accrued expenses and liabilities	(131)	(265)
Net cash provided by operating activities	49,032	3,204
Cash Flows from Financing Activities
Return of capital	(12,300)	—
Deferred financing costs paid	(237)	(151)
Proceeds from credit facility	1,800	9,200
Repayments of credit facility	(53,350)	(28,600)
Net cash used in financing activities	(64,087)	(19,551)
Net decrease in cash and cash equivalents	(15,055)	(16,347)
Cash and cash equivalents, beginning of period	20,992	17,736
Cash and cash equivalents, end of period	$5,937	$1,389
Supplemental and non-cash financing activities
Interest expense paid	$930	$2,184
Non-cash purchases of investments due to reorganization	$(38,109)	$—
Non-cash sales of investments due to reorganization	$38,109	$—
Proceeds from secured borrowing	$321,344	$364,913
Payment to secured borrowing	$(321,344)	$(364,913)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

As of June 30, 2026, the Company has three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of the Company and Precision Products Machining Group, LLC was acquired through an investment restructuring.

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

June 30, 2026

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of June 30, 2026, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of June 30, 2026 was $100,875.

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

June 30, 2026

2. Significant Accounting Policies (Continued)

Transactions: The Company records investment transactions on the trade date. The Company considers the trade date for investments not traded on a recognizable exchange, or traded in the over-the-counter markets, to be the date on which the Company receives legal or contractual title to the asset and bears the risk of loss.

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. The majority of the Company’s current debt investments contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company’s tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, PIK interest income earned was $512 and $2,203, respectively, representing 16.2% and 36.5%, respectively, of investment income. For the three and six months ended June 30, 2025, PIK interest income earned was $1,345 and $2,866, respectively, representing 22.9% and 31.7%, respectively, of investment income.

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

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of June 30, 2026, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

2. Significant Accounting Policies (Continued)

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of June 30, 2026, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

June 30, 2026

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in affiliated investment fund (TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”)) are valued based on the NAV reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The initial term of the fund continued until June 5, 2021 and was extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods upon notice to and consent from the fund’s management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. On May 1, 2024, the Company further extended the fund's term one additional year, until June 5, 2025. On May 7, 2025, the Company further extended the fund's term one additional year, until June 5, 2026. On May 7, 2026, the Company further extended the fund's term one additional year, until June 5, 2027. The Company is entitled to income and principal distributed by the fund.

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of June 30, 2026:

Investments	Level 1	Level 2	Level 3	NAV(1)	Total
Debt	$—	$—	$50,710	$—	$50,710
Equity	—	—	110,653	—	110,653
Investment funds & vehicles(1)	—	—	—	16,982	16,982
Short-term investments	246,923	—	—	—	246,923
Cash equivalents	5,937	—	—	—	5,937
Total	$252,860	$—	$161,363	$16,982	$431,205

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

June 30, 2026

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

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2026:

	Debt	Equity	Total
Balance, April 1, 2026	$86,897	$129,494	$216,391
Purchases, including payments received in-kind	512	—	512
Sales and paydowns of investments	(36,585)	—	(36,585)
Net change in unrealized appreciation/(depreciation)	(114)	(18,841)	(18,955)
Balance, June 30, 2026	$50,710	$110,653	$161,363
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2026	(614)	(18,841)	(19,455)

	Debt	Equity	Total
Balance, January 1, 2026	$112,090	$114,444	$226,534
Purchases, including payments received in-kind	12,376	29,766	42,142
Sales and paydowns of investments	(74,898)	—	(74,898)
Net realized losses	(133,640)	(2,111)	(135,751)
Net change in unrealized appreciation/(depreciation)	134,782	(31,446)	103,336
Balance, June 30, 2026	$50,710	$110,653	$161,363
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2026	$(280)	$(4,565)	$(4,845)

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and six months ended June 30, 2025:

	Debt	Equity	Total
Balance, April 1, 2025	$166,033	$124,804	$290,837
Purchases, including payments received in-kind	8,345	—	8,345
Sales and paydowns of investments	(864)	—	(864)
Amortization of premium and accretion of discount, net	43	—	43
Net change in unrealized appreciation/(depreciation)	(4,800)	(3,972)	(8,772)
Balance, June 30, 2025	$168,757	$120,832	$289,589
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$(4,800)	$(3,972)	$(8,772)

	Debt	Equity	Total
Balance, January 1, 2025	$172,216	$108,136	$280,352
Purchases, including payments received in-kind	11,075	—	11,075
Sales and paydowns of investments	(1,256)	—	(1,256)
Amortization of premium and accretion of discount, net	14	—	14
Net realized losses	(32,894)	—	(32,894)
Net change in unrealized appreciation/(depreciation)	19,602	12,696	32,298
Balance, June 30, 2025	$168,757	$120,832	$289,589
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2025	$(9,866)	$12,697	$2,831

The Company did not have any transfers between levels during the three and six months ended June 30, 2026 and 2025.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of June 30, 2026.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$26,870	Market Method	EBITDA Multiple	7.5x to 11.5x	10.2x	Increase
Debt	$15,323	Market Method	EBITDA Multiple	6.5x to 7.5x	7.0x	Increase
		Market Method	Revenue Multiple	0.2x to 0.2x	0.2x	Increase
Debt	$8,517	Market Method	Indicative Bid	100.0% to 100.0%	100.0%	Increase
Equity	$14,890	Market Method	Indicative Bid	$364 to $364	$364	Increase
Equity	$82,694	Market Method	EBITDA Multiple	5.3x to 11.5x	9.3x	Increase
Equity	$13,069	Market Method	EBITDA Multiple	6.5x to 7.5x	7.0x	Increase
		Market Method	Revenue Multiple	0.2x to 0.2x	0.2x	Increase

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

June 30, 2026

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

During the three and six months ended June 30, 2026, Management Fees incurred were $483 and $1,207, respectively. During the three and six months ended June 30, 2025, Management Fees incurred were $796 and $1,653, respectively. In connection with the supermajority vote by the Unitholders to extend the Company's term from September 19, 2023 to September 19, 2024 as described in Note 1, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

June 30, 2026

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

No Incentive Fees were incurred during the three and six months ended June 30, 2026 and 2025.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of June 30, 2026 and December 31, 2025:

			June 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	$18,771	$—	$16,816	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	Revolver	February 2027	4,921	—	4,921	—
Total			$23,692	$—	$21,737	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2026 and December 31, 2025, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and six months ended June 30, 2026 and 2025, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022, the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Units at beginning of period	18,034,649	18,034,649	18,034,649	18,034,649
Units issued and committed at end of period	18,034,649	18,034,649	18,034,649	18,034,649

The Company did not process any deemed distributions and re-contributions during the three and six months ended June 30, 2026 and 2025.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) CP Rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2026, the Company was in compliance with such covenants.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

As of June 30, 2026 and December 31, 2025, the Available Commitment under the Amended Credit Agreement was $90,000 and $100,450, respectively.

As of June 30, 2026 and December 31, 2025, the amounts outstanding under the Credit Facility were $0 and $51,550, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2026 and December 31, 2025, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. The Company incurred financing costs of $135 in connection with the Eighth Amended Credit Agreement. As of June 30, 2026 and December 31, 2025, $3 and $3, respectively, of such prepaid deferred financing costs have yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

7. Credit Facility (Continued)

The summary information regarding the Credit Facility for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Credit facility interest expense	$177	$1,312	$677	$2,589
Undrawn commitment fees	126	106	228	207
Administrative fees	17	17	33	33
Amortization of deferred financing costs	170	159	236	313
Total	$490	$1,594	$1,174	$3,142
Weighted average interest rate	5.43%	6.87%	5.66%	6.87%
Average outstanding balance	$13,084	$75,610	$23,776	$74,960

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

The Repurchase Transactions entered into during the six months ended June 30, 2026 and 2025, had average principal balances of $347,637 and $391,122, respectively and weighted average interest rates of 3.88% and 4.53%, respectively.

The net proceeds received from Repurchase Transactions during the six months ended June 30, 2026 and 2025 was a net loss of $149 (comprised of interest expense of $1,761 net of realized gains on short-term investments of $1,612) and $145 (comprised of interest expense of $2,178 net of realized gains on short-term investments of $2,033), respectively.

The Company had no outstanding Repurchase Obligations as of June 30, 2026 and December 31, 2025. Interest expense incurred under these Repurchase Transactions was $772 and $1,080 for the three months ended June 30, 2026 and 2025, respectively. Interest expense incurred under these Repurchase Transactions was $1,761 and $2,178 for the six months ended June 30, 2026 and 2025, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of June 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	June 30, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$462,288	$808,505
Unrealized appreciation	$33,712	$50,185
Unrealized depreciation	$(64,794)	$(178,517)
Net unrealized depreciation on investments	$(31,082)	$(128,332)

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

June 30, 2026

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

As of June 30, 2026, our investments in RT Holdings Parent, LLC exceeded the threshold in at least one of the Rule 1-02(w)(2) tests. Accordingly, included below is the summarized income statement information for RT Holdings Parent, LLC:

	For the three months ended June 2,	For the three months ended June 3,	For the six months ended June 2,	For the six months ended June 3,
	2026(1)	2025(1)	2026(1)	2025(1)
Selected Income Statement Information - RT Holdings Parent, LLC
Total revenue	$74,531	$85,058	$146,229	$160,915
Gross profit	30,125	33,299	58,044	61,392
Net (loss) income	(5,622)	1,372	(8,569)	(3,377)

(1) RT Holdings Parent, LLC's fiscal year ends on the first Tuesday following May 31. The Company has presented the most recent comparable period available.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

12. Financial Highlights

Selected data for a unit outstanding throughout the six months ended June 30, 2026 and 2025 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the six months ended June 30,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$23.96	$25.22
Income from Investment Operations:
Net investment income	0.13	0.17
Net realized and unrealized loss	(2.08)	(0.16)
Total loss from investment operations	(1.95)	0.01
Less Distributions:
Return of capital	(0.68)	—
Total distributions	(0.68)	—
Net Asset Value Per Unit (accrual base), End of Period	$21.33	$25.23
Common Unitholder Total Return(2)(3)	(11.13)%	0.03%
Common Unitholder IRR(4)	6.17%	6.91%
Ratios and Supplemental Data:
Members’ Capital, end of period	$185,519	$255,870
Units outstanding, end of period	18,034,649	18,034,649
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	4.41%	5.89%
Expenses waived by Investment Adviser(5)	(1.10)%	(1.27)%
Ratio of net expenses to average net assets(5)	3.31%	4.62%
Ratio of financing cost to average net assets(3)	0.53%	1.20%
Ratio of net investment income before expenses reimbursed to average net assets(5)	1.10%	1.06%
Ratio of net investment income to average net assets(5)	2.20%	2.33%
Credit facility payable	$—	$73,250
Asset coverage ratio	N/A	4.49
Portfolio turnover rate(3)	0.75%	2.46%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of June 30, 2026 and 2025.
(2)
The Total Return for the six months ended June 30, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 6.17% through June 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

June 30, 2026

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On July 1, 2026, the Company entered into a Repurchase Transaction with Barclays which settled on July 24, 2026 with a principal amount of $246,875.

On August 12, 2026, the Company’s Board renewed the Advisory Agreement for an additional one-year term until September 15, 2027.

On August 12, 2026, the Company’s Board renewed the Administration Agreement for an additional one-year term until September 15, 2027.

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
•
operational risks;
•
the use of borrowed money from time to time to finance a portion of our investments;

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
•
risks associated with payment-in-kind (“PIK”) interest and private credit;
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
•
our investments may be concentrated in a few issuers;
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

As of June 30, 2026, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

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

The majority of our current debt investments contain PIK due to certain circumstances including debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and six months ended June 30, 2026, PIK interest income earned was $0.5 million and $2.2 million, respectively, representing 16.2% and 36.5%, respectively, of investment income. For the three and six months ended June 30, 2025, PIK interest income earned was $1.3 million and $2.9 million, representing 22.9% and 31.7%, respectively, of investment income.

Realized gains and losses on investments are recorded on a specific identification basis. We typically receive a fee in the form of a discount to the purchase price at the time we fund an investment in a loan. The discount is accreted to interest income over the life of the respective loan, using the effective-interest method assuming there are no questions as to collectability, and reflected in the amortized cost basis of the investment. Ongoing facility, commitment or other additional fees including prepayment fees, consent fees and forbearance fees are recognized as interest income in the period in which the fees were earned. Income received in exchange for the provision of services such as administration and managerial services is recognized as other fee income in the period in which it was earned.

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

Net Asset Value (“NAV”) (Investment Funds and Vehicles): Equity investments in an affiliated investment fund TCW Direct Lending Strategic Ventures LLC (“Strategic Ventures”) are valued based on the net asset value reported by the investment fund. Investments held by the affiliated fund include debt investments in privately originated senior secured debt. Such investments held by the affiliated fund are valued using the same methods, approach and standards applied above to debt investments held by the Company. The Company’s ability to withdraw from the fund is subject to restrictions. The term of the fund will continue until June 5, 2021 unless dissolved earlier or extended for two additional one-year periods by the Company, in its full discretion. The Company can further extend the term of the fund for additional one-year periods, upon notice to and consent from the funds management committee. On February 25, 2021, Company extended the fund’s term one additional year, until June 5, 2022. On February 1, 2022, the Company further extended the fund's term one additional year, until June 5, 2023. On April 17, 2023, the Company further extended the fund's term one additional year, until June 5, 2024. On May 1, 2024, the Company further extended the fund's term one additional year, until June 5, 2025. On May 7, 2025, the Company further extended the fund's term one additional year, until June 5, 2026. On May 7, 2026, the Company further extended the fund's term one additional year, until June 5, 2027. The Company is entitled to income and principal distributed by the fund.

Investment Activity

As of June 30, 2026, our portfolio consisted of 7 debt and 15 equity investments in four and six portfolio companies, respectively, including Strategic Ventures. Based on fair values as of June 30, 2026, our portfolio was comprised of 28.4% debt investments which were primarily senior secured, first lien term loans and 71.6% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in Strategic Ventures.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of June 30, 2026:

Industry	Percent of Total Investments
Industrial Conglomerates	37%
Hotels, Restaurants & Leisure	16%
Diversified Consumer Services	15%
Metals & Mining	13%
Investment Funds & Vehicles	10%
Household Durables	9%
Total	100%

Results of Operations

Our operating results for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total investment income	$3,151	$5,868	$6,036	$9,030
Net expenses	1,640	3,033	3,627	6,000
Net investment income	1,511	2,835	2,409	3,030
Net realized loss on investments	—	—	(135,751)	(32,894)
Net change in unrealized appreciation/(depreciation) on investments	(22,478)	(12,517)	96,566	27,918
Net realized gain on short-term investments	733	985	1,612	2,033
Net (decrease) increase in Members’ Capital from operations	$(20,234)	$(8,697)	$(35,164)	$87

Total investment income

Total investment income for the three months ended June 30, 2026 and 2025 was $3.2 million and $5.9 million, respectively, and included interest income (including PIK interest income) of $3.1 million and $3.3 million, respectively. Interest income for the three months ended June 30, 2026 and 2025 included $0.5 million and $1.3 million, respectively, of PIK interest income. Total investment income for the three months ended June 30, 2026 and 2025 also included $0 and $2.6 million, respectively, of dividend income from our investment in Strategic Ventures.

Total investment income for the six months ended June 30, 2026 and 2025 was $6.0 million and $9.0 million, respectively, and included interest income (including PIK interest income) of $5.9 million and $6.4 million, respectively. Interest income for the six months ended June 30, 2026 and 2025 included $2.2 million and $2.9 million, respectively, of PIK interest income. Total investment income for the six months ended June 30, 2026 and 2025 also included $0 and $2.6 million, respectively, of dividend income from our investment in Strategic Ventures.

Total investment income decreased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 due to the disposition of debt investments and decreased interest income which occurred due to the restructuring of debt investments into equity investments. In addition, we did not receive any dividend income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 during which we received $2.6 million in dividend income.

Net Expenses

Expenses for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Expenses
Interest expense on repurchase transactions	$772	$1,080	$1,761	$2,178
Management fees	483	796	1,207	1,653
Interest and credit facility expenses	490	1,594	1,174	3,142
Professional fees	161	133	254	221
Administrative fees	100	111	205	221
Directors’ fees	87	90	146	158
Other expenses	30	25	87	80
Total expenses	2,123	3,829	$4,834	$7,653
Expenses waived by the Adviser	(483)	(796)	(1,207)	(1,653)
Net Expenses	$1,640	$3,033	$3,627	$6,000

Our net expenses for the three months ended June 30, 2026 and 2025 were $1.6 million and $3.0 million, respectively. Our net expenses included management fees attributed to the Adviser of $0.5 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, which were waived by the Adviser subsequent to December 31, 2022.

Our net expenses for the six months ended June 30, 2026 and 2025 were $3.6 million and $6.0 million, respectively. Our net expenses included management fees attributed to the Adviser of $1.2 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively, which were waived by the Adviser subsequent to December 31, 2022.

The decrease in net operating expenses during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, was primarily due to lower interest and credit facility expenses which decreased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 due to a decrease in our weighted average outstanding credit facility balance and a decrease in our weighted average interest rate coupled with a decrease to interest expense on repurchase transactions resulting from a lower average outstanding principal balance coupled with a lower weighted average interest rate.

Net investment income

Net investment income for the three months ended June 30, 2026 and 2025 was $1.5 million and $2.8 million, respectively. Net investment income for the six months ended June 30, 2026 and 2025 was $2.4 million and $3.0 million, respectively.

The decrease in net investment income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was due to the decrease total investment income, partially offset by the decrease in net expenses, during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, as described above.

Net realized loss on investments

Our net realized loss on investments for the three months ended June 30, 2026 and 2025 was $0 and $0, respectively. Our net realized loss on investments for the six months ended June 30, 2026 and 2025 was $135.8 million and $32.9 million, respectively. We did not recognize a realized loss on investments during the three months ended June 30, 2026 and 2025 as none of our investments were disposed of during the period.

Our net realized loss on investments for the six months ended June 30, 2026 was attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Pace Industries, Inc.	HoldCo Term Loan	$(78,138)
Pace Industries, Inc.	Term Loan	(42,949)
Pace Industries, Inc.	Revolver Opco	(12,553)
Pace Industries, Inc.	Common Stock	(2,111)
Net realized loss		$(135,751)

Our net realized loss on investments for the six months ended June 30, 2025 was attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Animal Supply Company, LLC	Term Loan	$(27,363)
Retail & Animal Intermediate, LLC	First Out Term Loan	(2,816)
Animal Supply Company, LLC	Delayed Draw Priming Term Loan	(2,715)
Net realized loss		$(32,894)

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended June 30, 2026 and 2025 was ($22.5) million and ($12.5) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended June 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
RT Holdings Parent, LLC	Class A Units	$(6,893)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(4,210)
TCW Direct Lending Strategic Ventures LLC	Preferred membership Interests	(3,521)
Yellowtail Holdings, Inc., (fka Pace Industries, Inc.)	Common Shares	(3,308)
Xiphias Holdings, Inc., (fka Pace Industries, Inc.)	Common Shares	(3,307)
SSI Parent, LLC (fka School Specialty, Inc.)	Class B Preferred Stock	(3,164)
Precision Products Machining Group, LLC	Class A Units	2,291
All others	Various	(366)
Net change in unrealized appreciation/(depreciation)		$(22,478)

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

Our net change in unrealized appreciation/(depreciation) on investments for the six months ended June 30, 2026 and 2025 was $96.6 million and $27.9 million, respectively. Our net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
Xiphias Holdings, Inc., (fka Pace Industries, Inc.)**	Common Shares	$(22,321)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock	(11,977)
RT Holdings Parent, LLC	Class A Units	(8,034)
TCW Direct Lending Strategic Ventures LLC	Preferred membership Interests	(6,767)
SSI Parent, LLC (fka School Specialty, Inc.)	Class B Preferred Stock	(3,164)
Pace Industries, Inc.**	Common Stock	2,111	*
Precision Products Machining Group, LLC	Class A Units	5,061
Yellowtail Holdings, Inc., (fka Pace Industries, Inc.)**	Common Shares	7,445	*
Pace Industries, Inc.**	Revolver Opco	12,789	*
Pace Industries, Inc.**	Term Loan	43,636	*
Pace Industries, Inc.**	HoldCo Term Loan	78,138	*
All others	Various	(351)
Net change in unrealized appreciation/(depreciation)		$96,566

*Includes reversal of previously recognized unrealized appreciation/(depreciation) recognized during the six months ended June 30, 2026 as realized gains/(losses) and/or accelerated original issue discount.

**During the six months ended June 30, 2026, our investment in Pace Industries term loans, revolver and common stock was restructured into Xiphias Holdings, Inc. (fka Pace Industries, Inc.) and Yellowtail Holdings, Inc. (fka Pace Industries, Inc.) common shares.

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

*Includes reversal of previously recognized unrealized (depreciation)/appreciation recognized during the six months ended June 30, 2025 as realized losses and/or accelerated original issue discount.

Net realized gain on short-term investments

During the three months ended June 30, 2026 and 2025 we generated $0.7 million and $1.0 million, respectively, in realized gains from our short-term investments in government treasuries.

During the six months ended June 30, 2026 and 2025 we generated $1.6 million and $2.0 million, respectively, in realized gains from our short-term investments in government treasuries.

Net (decrease) increase in Members’ Capital from operations

Our net (decrease) increase in Members’ Capital from operations during the three months ended June 30, 2026 and 2025 was ($20.2) million and ($8.7) million, respectively.

Our net (decrease) increase in Members’ Capital from operations during the six months ended June 30, 2026 and 2025 was ($35.2) million and $0.1 million, respectively.

The higher net decrease in Members’ Capital from operations during the three months ended June 30, 2026 compared to the net decrease during the three months ended June 30, 2025 was primarily due to net realized and unrealized losses on our investments of $21.7 million during the three months ended June 30, 2026 compared to net realized and unrealized losses on our investments of $11.5 million during the three months ended June 30, 2025 coupled with a decrease in net investment income, as described above.

The net decrease in Members’ Capital from operations during the six months ended June 30, 2026 compared to the net increase during the six months ended June 30, 2025 was primarily due to net realized and unrealized losses on our investments of $37.6 million during the six months ended June 30, 2026 compared to net realized and unrealized losses on our investments of $2.9 million during the six months ended June 30, 2025 coupled with a decrease in net investment income, as described above.

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

As of June 30, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	June 30, 2026	December 31, 2025
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177.0 million subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) CP Rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of June 30, 2026, we were in compliance with such covenants.

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

On April 2, 2026, we entered into the Eighth Amendment to the Third Amended and Restated Revolving Credit Agreement (the “Eighth Amended Credit Agreement”). The Eighth Amended Credit Agreement extended the maturity date of the loan until October 2, 2026 and reduced the revolving credit line from $110.0 million to $90.0 million.

As of June 30, 2026 and December 31, 2025, the Available Commitment under the Credit Facility was $90.0 million and $100.5 million, respectively.

As of June 30, 2026 and December 31, 2025 the amounts outstanding under the Credit Facility were $0 and $51.6 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of June 30, 2026 and December 31, 2025, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. We incurred financing costs of $0.1 million in connection with the Eighth Amended Credit Agreement. As of June 30, 2026 and December 31, 2025, $3.0 thousand and $3.0 thousand, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and six months ended June 30, 2026 and 2025 was as follows (dollar amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Credit facility interest expense	$177	$1,312	$677	$2,589
Undrawn commitment fees	126	106	228	207
Administrative fees	17	17	33	33
Amortization of deferred financing costs	170	159	236	313
Total	$490	$1,594	$1,174	$3,142
Weighted average interest rate	5.43%	6.87%	5.66%	6.87%
Average outstanding balance	$13,084	$75,610	$23,776	$74,960

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

The Repurchase Transactions entered into during the six months ended June 30, 2026 and 2025, had average principal balances of $347.6 million and $391.1 million, respectively and weighted average interest rates of 3.88% and 4.53%, respectively.

The net proceeds received from Repurchase Transactions during the six months ended June 30, 2026 and 2025 was a net loss of $0.1 million (comprised of interest expense of $1.8 million net of realized gains on short-term investments of $1.6 million) and $0.1 million (comprised of interest expense of $2.2 million net of realized gains on short-term investments of $2.0 million), respectively.

We had no outstanding Repurchase Obligations as of June 30, 2026 and 2025. Interest expense incurred under these Repurchase Transactions was $0.8 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Interest expense incurred under these Repurchase Transactions was $1.8 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively.

A summary of our contractual payment obligations as of June 30, 2026 and December 31, 2025 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – March 31, 2026	$90,000	$—	$90,000
Total Debt Obligations – December 31, 2025	$152,000	$51,550	$100,450

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

			June 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	$18,771	$—	$16,816	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	Revolver	February 2027	4,921	—	4,921	—
Total			$23,692	$—	$21,737	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of June 30, 2026 and December 31, 2025, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Interest Rate Risk. At June 30, 2026, 60.4% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At June 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our June 30, 2026 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$778	$—	$778
Up 200 basis points	518	—	518
Up 100 basis points	259	—	259
Down 100 basis points	(259)	—	(259)
Down 200 basis points	(518)	—	(518)
Down 300 basis points	(647)	—	(647)

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

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the six months ended June 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: August 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: August 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer