Form 10-Q
period 2026-09-30
TCW Direct Lending LLC
filed 2026-11-13
CIK 1603480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant’s common units. The number of the Registrant’s common units outstanding at November 12, 2026 was 18,034,649.

TCW DIRECT LENDING LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

Industry	Issuer	Acquisition Date	Investment	% of Net Assets	Par Amount	Maturity Date	Amortized Cost	Fair Value
	DEBT(1)
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(3)	09/15/20	Term Loan - 12.01% (SOFR + 8.00%, 1.25% Floor)	3.9%	6,609,178	10/02/29	$6,609,178	$6,609,178
				3.9%			6,609,178	6,609,178
Hotels, Restaurants & Leisure
	Ruby Tuesday Operations LLC(3)	02/24/21	Term Loan - 15.80% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	6.5%	11,029,683	02/24/27	11,008,958	11,029,683
	Ruby Tuesday Operations LLC(3)	02/01/23	Incremental Term Loan - 19.80% inc PIK (SOFR + 16.00%, 1.25% Floor, all PIK)	1.2%	3,087,900	02/24/27	3,087,900	2,031,300
	Ruby Tuesday Operations LLC(3)	01/29/26	10th Amendment Term Loan B - 15.80% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	1.2%	1,957,238	02/24/27	1,957,238	1,957,238
	Ruby Tuesday Operations LLC(3)	08/12/26	10th Amendment Delayed Draw Term Loan C - 15.80% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	1.3%	2,202,407	02/24/27	2,202,407	2,202,407
	Ruby Tuesday Operations LLC(3)	09/15/26	10th Amendment Term Loan D - 15.93% inc PIK (SOFR + 12.00%, 1.25% Floor, all PIK)	2.5%	4,209,000	02/24/27	4,209,000	4,209,000
				12.7%			22,465,503	21,429,628
Industrial Conglomerates
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(3)	08/22/24	Revolver - 6.00% (6.00%, Fixed Coupon)	8.3%	14,092,378	01/31/28	14,092,378	14,092,378
	Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)(3)	08/22/24	Term Loan A - 6.00% (6.00%, Fixed Coupon)	2.9%	4,986,969	01/31/28	4,986,265	4,986,969
				11.2%			19,078,643	19,079,347
	Total Debt Investments			27.8%			48,153,324	47,118,153

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

Industry	Issuer	Investment	% of Net Assets	Shares	Amortized Cost	Fair Value
	EQUITY
Diversified Consumer Services
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(3)(4)(6)	Class A Preferred Stock	10.6%	806,264	$8,062,637	$18,060,308
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(3)(4)(6)	Class B Preferred Stock	1.2%	359,474	356,635	1,984,671
	SSI Parent, LLC (fka School Specialty, Inc.)(2)(3)(4)(6)	Common Stock	0.0%	80,700	53,889	—
			11.8%		8,473,161	20,044,979
Hotels, Restaurants & Leisure
	RT Holdings Parent, LLC(2)(3)(6)	Class A Units	0.0%	5,475,885	5,133,708	—
	RT Holdings Parent, LLC(2)(3)(6)	Warrant, expires 2/24/27	0.0%	912,647	—	—
	RT Holdings Parent, LLC(2)(3)(6)	Class P-1 Units	0.0%	105,624	133,086	—
	RT Holdings Parent, LLC(2)(3)(6)	Class P-2 Units	0.0%	53,104	66,914	—
			0.0%		5,333,708	—
Household Durables
	Cedar Ultimate Parent, LLC(2)(3)(6)	Class A Preferred Units	9.4%	9,297,990	9,187,902	15,926,000
	Cedar Ultimate Parent, LLC(2)(3)(6)	Class E Common Units	0.0%	300,000	—	—
	Cedar Ultimate Parent, LLC(2)(3)(6)	Class D Preferred Units	0.0%	2,900,000	—	—
			9.4%		9,187,902	15,926,000
Industrial Conglomerates
	Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company)(2)(3)(6)	Class A Units	26.9%	100,000	62,647,925	45,685,000
			26.9%		62,647,925	45,685,000
Investment Funds & Vehicles
	TCW Direct Lending Strategic Ventures LLC(2)(3)(5)	Common membership Interests	0.0%	800	—	—
	TCW Direct Lending Strategic Ventures LLC(3)(5)	Preferred membership Interests	10.0%	43,320	43,320,000	16,993,740
			10.0%		43,320,000	16,993,740
Metals & Mining
	Xiphias Holdings, Inc., (fka Pace Industries, Inc.)(2)(3)(6)	Common Shares	7.2%	20	29,765,769	12,286,288
	Yellowtail Holdings, Inc., (fka Pace Industries, Inc.)(2)(3)(6)	Common Shares	7.2%	20	—	12,287,490
			14.4%		29,765,769	24,573,778
	Total Equity Investments		72.5%		158,728,465	123,223,497
	Total Debt & Equity Investments(7)		100.3%		206,881,789	170,341,650
	Cash Equivalents
	First American Government Obligation Fund, Yield 3.76%, Class X (FGXXX)		1.2%	2,062,261	2,062,261	2,062,261
	Total Cash Equivalents		1.2%		2,062,261	2,062,261
	Short-term Investments
	U.S. Treasury Bill, Yield 4.18%, Maturity Date 01/26/27		116.1%	200,000,000	197,356,125	197,356,125
	Total Short-term Investments		116.1%		197,356,125	197,356,125
	Total Investments (217.5%)				$406,300,175	$369,760,036
	Net unrealized depreciation on unfunded commitments (0.0%)					—
	Liabilities in Excess of Other Assets (-117.5%)					(199,735,536)
	Net Assets (100.0%)					$170,024,500

(1)
Certain debt investments are subject to contractual restrictions on resale, such as approval of the agent or borrower.
(2)
Non-income producing.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

(3)
As defined in the 1940 Act, the investment is deemed to be a “controlled person” of the Company because the Company owns, either directly or indirectly, 25% or more of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Fair value as of December 31, 2025 and September 30, 2026 along with transactions during the period ended September 30, 2026 in these controlled investments are as follows:

Name of Investment	Fair Value at December 31, 2025	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at September 30, 2026	Interest/Dividend/ Other income
Cedar Ultimate Parent, LLC Class A Preferred Unit	$14,892,312	$—	$—	$—	$1,033,688	$15,926,000	$—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Revolver - 6.00%	17,092,378	—	(3,000,000)	—	—	14,092,378	1,085,237
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Term Loan - 6.00%	11,499,904	688	(6,511,834)	—	(1,788)	4,986,970	851,612
Pace Industries, Inc. Common Stock	—	—	—	(2,110,522)	2,110,522	—	—
Pace Industries, Inc. HoldCo Term Loan - 5.89%	—	—	—	(78,137,869)	78,137,869	—	—
Pace Industries, LLC Revolver Opco - 12.31%	7,081,095	—	(7,316,501)	(12,553,224)	12,788,630	—	—
Pace Industries, Inc. Term Loan - 12.17%	24,456,153	—	(25,142,534)	(42,949,218)	43,635,599	—	(18)
Pace Industries, Inc. 2025 Term Loan - 10.19%	4,467,914	1,181,922	(5,649,836)	—	—	—	1,142,727
Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) Class A Units	41,555,000	—	—	—	4,130,000	45,685,000	—
RT Holdings Parent, LLC Class A Unit	19,030,891	—	—	—	(19,030,891)	—	—
RT Holdings Parent, LLC Warrant	3,171,814	—	—	—	(3,171,813)	1	—
RT Holdings Parent, LLC P-1 Units	367,086	—	—	—	(367,086)	—	—
RT Holdings Parent, LLC P-2 Units	105,677	—	—	—	(105,677)	—	—
Ruby Tuesday Operations, LLC Incremental Term Loan - 19.80%	2,928,000	427,153	—	—	(1,323,854)	2,031,299	433,799
Ruby Tuesday Operations, LLC Term Loan - 15.80%	10,266,562	998,065	(234,938)	—	(6)	11,029,683	1,279,186
Ruby Tuesday Operations, LLC 10th Amendment Delayed Draw Term Loan C - 15.80%	—	2,202,407	—	—	—	2,202,407	39,874
Ruby Tuesday Operations, LLC 10th Amendment Term Loan B - 15.80%	—	1,957,238	—	—	—	1,957,238	200,991
Ruby Tuesday Operations, LLC 10th Amendment Term Loan D - 15.93%	—	4,209,000	—	—	—	4,209,000	578,802
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 12.01%	7,152,936	—	(543,757)	—	—	6,609,179	621,264
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	11,977,034	—	—	—	(11,977,034)	—	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	18,060,308	—	—	—	—	18,060,308	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	5,284,268	—	—	—	(3,299,597)	1,984,671	—
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	37,189,488	—	(13,440,000)	—	(6,755,748)	16,993,740	—
Xiphias Buyer, Inc., (fka Pace Industries, Inc.) Term Loan - 8.14%	—	8,520,350	(6,658,321)	(1,862,029)	—	—	347,883
Xiphias Holdings, Inc., (fka Pace Industries, Inc.) Common Shares	—	29,765,769	—	—	(17,479,481)	12,286,288	—
Yellowtail Holdings, Inc., (fka Pace Industries, Inc.) Common Shares	—	—	—	—	12,287,490	12,287,490	—
Total Controlled Affiliated Investments	$236,578,820	$49,262,592	$(68,497,721)	$(137,612,862)	$90,610,823	$170,341,652	$6,581,358
(a)
Gross additions include new purchases, PIK income and amortization of original issue and market discounts.

TCW DIRECT LENDING LLC

Consolidated Schedule of Investments (Unaudited) (Continued)

As of September 30, 2026

(b)
Gross reductions include decreases in the cost basis from sales, paydown and the amortization of premium.

(4)
Holdings of SSI Parent, LLC (fka School Specialty, Inc.) Class A & B preferred stock and common stock are held through TCW DL SSP LLC, a special purpose vehicle.
(5)
The investment is not a qualifying asset as defined in Section 55(a) under the 1940 Act. A business development company may not acquire an asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2026, $16,993,740 or 4.6% of the Company’s total assets were represented by “non-qualifying assets.”
(6)
All or a portion of such security was acquired in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities was $106,229,757, or 28.6% of the Company’s total assets.
(7)
The fair value of each debt and equity investment was determined using significant unobservable inputs and such investments are considered to be Level 3 within the Fair Value Hierarchy. See Note 3 “Investment Valuations and Fair Value Measurements.”

SOFR - Secured Overnight Financing Rate, generally 1-Month or 3-Month

PIK - Payment-In-Kind

Aggregate acquisitions and aggregate dispositions of investments, other than government securities, totaled $11,188,339 and $58,068,310, respectively, for the period ended September 30, 2026. Aggregate acquisitions includes investment assets received as payment in kind. Aggregate dispositions includes principal paydowns on and maturities of debt investments.

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

Name of Investment	Fair Value at December 31, 2024	Gross Addition (a)	Gross Reduction (b)	Realized Gains (Losses)	Net Change in Unrealized Appreciation/ (Depreciation)	Fair Value at December 31, 2025	Interest/Dividend/ Other income
Cedar Electronics Holdings, Corp Incremental Term Loan - 15.00%	$5,844,291	$1,029,927	$(6,806,881)	$—	$(67,337)	$—	$1,081,630
Cedar Electronics Holdings, Corp Term Loan - 12.65%	14,018,452	—	(14,018,421)	—	(31)	—	2,062,947
Cedar Ultimate Parent, LLC Class A Preferred Unit	16,403,979	—	—	—	(1,511,667)	14,892,312	—
Cedar Ultimate Parent, LLC Class D Preferred Unit	—	—	—	—	—	—	—
Cedar Ultimate Parent, LLC Class E Preferred Unit	—	—	—	—	—	—	—
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Revolver - 6.00%	5,829,929	11,262,449	—	—	—	17,092,378	340,163
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company) Term Loan - 6.00%	40,929,862	1,521,200	(30,939,620)	—	(11,538)	11,499,904	1,498,978
Pace Industries, Inc. Common Stock	—	—	—	—	—	—	—
Pace Industries, Inc. HoldCo Term Loan - 5.89%	—	—	—	—	—	—	—
Pace Industries, Inc. Term Loan - 12.17%	42,921,932	—	(6,143)	—	(18,459,636)	24,456,153	(6,143)
Pace Industries, Inc. 2025 Term Loan - 10.19%	—	4,467,914	—	—	—	4,467,914	335,004
Pace Industries, LLC Revolver Opco - 12.31%	11,240,860	2,336,380	—	—	(6,496,145)	7,081,095	2,500
Precision Products Machining Group, LLC (fka H-D Advanced Manufacturing Company) Class A Units	33,351,000	—	—	—	8,204,000	41,555,000	—
RT Holdings Parent, LLC Class A Unit	15,197,224	—	—	—	3,833,667	19,030,891	—
RT Holdings Parent, LLC Warrant	2,532,687	—	—	—	639,127	3,171,814	—
RT Holdings Parent, LLC P-1 Units	293,001	—	—	—	74,085	367,086	—
RT Holdings Parent, LLC P-2 Units	68,000	—	—	—	37,677	105,677	—
Ruby Tuesday Operations, LLC Term Loan - 15.98%	9,389,540	1,116,364	(229,608)	—	(9,734)	10,266,562	1,529,165
Ruby Tuesday Operations, LLC Incremental Term Loan - 19.98%	2,928,001	492,355	—	—	(492,356)	2,928,000	501,983
SSI Parent, LLC (fka School Specialty, Inc.) Common Stock	16,945,063	—	—	—	(4,968,029)	11,977,034	1,408,253
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock A	18,060,308	—	—	—	—	18,060,308	—
SSI Parent, LLC (fka School Specialty, Inc.) Preferred Stock B	5,284,268	—	—	—	—	5,284,268	—
SSI Parent, LLC (fka School Specialty, Inc.) Term Loan - 11.84%	8,065,952	5,405	(910,908)	—	(7,513)	7,152,936	960,115
TCW Direct Lending Strategic Ventures LLC Common Membership Interests	—	—	—	—	—	—	—
TCW Direct Lending Strategic Ventures LLC Preferred Membership Interests	51,230,479	—	(8,240,000)	—	(5,800,991)	37,189,488	3,920,000
Total Controlled Affiliated Investments	$300,534,828	$22,231,994	$(61,151,581)	$—	$(25,036,421)	$236,578,820	$13,634,595

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Assets and Liabilities

(Dollar amounts in thousands, except unit data)

September 30, 2026

	As of September 30,
	2026	As of December 31,
	(unaudited)	2025
Assets
Investments, at fair value
Controlled affiliated investments (amortized cost of $206,882 and $363,730, respectively)	$170,342	$236,579
Non-controlled/non-affiliated investments (amortized cost of $0 and $27,643, respectively)	—	27,145
Cash and cash equivalents	2,062	20,992
Short-term investments	197,356	395,457
Interest income receivable	1,961	608
Deferred financing costs	—	3
Prepaid and other assets	42	46
Total Assets	$371,763	$680,830
Liabilities
Payable for short-term investments purchased	$197,356	$395,457
Credit facility payable	3,700	51,550
Directors' fees payable	176	—
Interest and credit facility expense payable	171	385
Other accrued expenses and other liabilities	335	455
Total Liabilities	201,738	447,847
Commitments and Contingencies (Note 5)
Members’ Capital
Common Unitholders’ commitment: (18,034,649 units issued and outstanding)	1,803,465	1,803,465
Common Unitholders’ undrawn commitment: (18,034,649 units issued and outstanding)	(199,120)	(199,120)
Common Unitholders’ return of capital	(1,139,702)	(1,117,902)
Common Unitholders’ offering costs	(853)	(853)
Accumulated Common Unitholders’ tax reclassification	(13,904)	(13,904)
Common Unitholders’ capital	449,886	471,686
Accumulated overdistributed earnings	(279,861)	(238,703)
Total Members’ Capital	170,025	232,983
Total Liabilities and Members’ Capital	$371,763	$680,830
Net Asset Value Per Unit (accrual base) (Note 12)(1)	$20.47	$23.96

(1)
Net Asset Value Per Unit (accrual base) equates to the aggregate of the Total Members' Capital and Common Unitholders' undrawn commitment divided by total Common Units outstanding.

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Operations (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment Income
Non-controlled/non-affiliated investments:
Interest income	$48	$904	$1,205	$2,737
Interest income paid-in-kind	—	27	35	99
Other fee income	5	42	104	68
Non-controlled affiliated investments:
Interest income	—	—	—	6
Interest income paid-in-kind	—	—	—	30
Controlled affiliated investments:
Interest income	536	1,056	3,113	2,795
Interest income paid-in-kind	1,300	1,112	3,468	3,876
Dividend income	—	—	—	2,560
Total investment income	1,889	3,141	7,925	12,171
Expenses
Interest expense on repurchase transactions	590	1,176	2,351	3,354
Management fees	396	818	1,603	2,471
Interest and credit facility expenses	176	1,182	1,350	4,324
Professional fees	162	223	416	444
Administrative fees	98	109	303	330
Directors’ fees	70	88	216	246
Other expenses	24	26	111	106
Total expenses	1,516	3,622	6,350	11,275
Expenses waived by the Adviser	(396)	(818)	(1,603)	(2,471)
Net expenses	1,120	2,804	4,747	8,804
Net investment income	769	337	3,178	3,367
Net realized and unrealized (loss) gain on investments
Net realized loss:
Non-controlled affiliated investments	—	—	—	(32,894)
Controlled affiliated investments	(1,862)	—	(137,613)	—
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	—	(139)	497	755
Non-controlled affiliated investments	—	—	—	29,467
Controlled affiliated investments	(5,458)	(14,880)	90,611	(17,323)
Net realized gain on short-term investments	557	1,047	2,169	3,080
Net realized and unrealized loss on investments	(6,763)	(13,972)	(44,336)	(16,915)
Net decrease in Members’ Capital from operations	$(5,994)	$(13,635)	$(41,158)	$(13,548)
Basic and diluted:
Loss per unit	$(0.33)	$(0.76)	$(2.28)	$(0.75)
Units outstanding	18,034,649	18,034,649	18,034,649	18,034,649

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Changes in Members' Capital (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	Common Unitholders’ Capital	Accumulated Undistributed (Overdistributed) Earnings	Total
Members’ Capital at January 1, 2026	$471,686	$(238,703)	$232,983
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	898	898
Net realized loss on investments	—	(134,872)	(134,872)
Net change in unrealized appreciation/(depreciation) on investments	—	119,044	119,044
Total Decrease in Members’ Capital for the three months ended March 31, 2026	—	(14,930)	(14,930)
Members’ Capital at March 31, 2026	471,686	(253,633)	218,053
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	1,511	1,511
Net realized gain on investments	—	733	733
Net change in unrealized appreciation/(depreciation) on investments	—	(22,478)	(22,478)
Distributions to Members from:
Return of capital	(12,300)	—	(12,300)
Total Decrease in Members’ Capital for the three months ended June 30, 2026	(12,300)	(20,234)	(32,534)
Members’ Capital at June 30, 2026	459,386	(273,867)	185,519
Net Increase (Decrease) in Members’ Capital Resulting from Operations:
Net investment income	—	769	769
Net realized loss on investments	—	(1,305)	(1,305)
Net change in unrealized appreciation/(depreciation) on investments	—	(5,458)	(5,458)
Distributions to Members from:
Return of capital	(9,500)	—	(9,500)
Total Decrease in Members’ Capital for the three months ended September 30, 2026	(9,500)	(5,994)	(15,494)
Members’ Capital at September 30, 2026	$449,886	$(279,861)	$170,025

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

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Consolidated Statements of Cash Flows (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

	For the nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(41,158)	$(13,548)
Adjustments to reconcile the net decrease in net assets resulting from operations to net cash provided by operating activities:
Purchases of investments	(7,685)	(17,509)
Purchases of short-term investments	(765,449)	(394,998)
Interest income paid-in-kind	(3,503)	(4,005)
Proceeds from sales and paydowns of investments	58,068	40,640
Proceeds from sales of short-term investments	965,719	423,546
Realized gain on short-term investments	(2,169)	(3,080)
Net realized loss on investments	137,613	32,894
Change in net unrealized (appreciation)/depreciation on investments	(91,108)	(12,899)
Amortization of premium and accretion of discount, net	(2)	(23)
Amortization of deferred financing costs	239	465
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest income receivable	(1,353)	38
(Increase) decrease in prepaid and other assets	4	(32)
Increase (decrease) in payable for short-term investments purchased	(198,101)	(25,468)
Increase (decrease) in interest and credit facility expense payable	(214)	(200)
Increase (decrease) in directors’ fees payable	176	203
Increase (decrease) in other accrued expenses and liabilities	(120)	(177)
Net cash provided by operating activities	50,957	25,847
Cash Flows from Financing Activities
Return of capital	(21,800)	—
Deferred financing costs paid	(237)	(420)
Proceeds from credit facility	5,500	13,500
Repayments of credit facility	(53,350)	(54,600)
Net cash used in financing activities	(69,887)	(41,520)
Net decrease in cash and cash equivalents	(18,930)	(15,673)
Cash and cash equivalents, beginning of period	20,992	17,736
Cash and cash equivalents, end of period	$2,062	$2,063
Supplemental and non-cash financing activities
Interest expense paid	$930	$3,724
Non-cash purchases of investments due to reorganization	$(38,109)	$—
Non-cash sales of investments due to reorganization	$38,109	$—
Proceeds from secured borrowing	$963,719	$394,500
Payment to secured borrowing	$(963,719)	$(394,500)

See Notes to Consolidated Financial Statements.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

As of September 30, 2026, the Company has three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of the Company and Precision Products Machining Group, LLC was acquired through an investment restructuring.

The consolidated financial statements in this quarterly report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Term: The initial term of the Company continued until the sixth anniversary of the Initial Closing Date (as defined below), September 19, 2020. The Company may extend the term for two additional one-year periods upon written notice to the holders of the Common Units and holders of preferred units, if any, (collectively the “Unitholders” or “Members”) at least 90 days prior to the expiration of the term or the end of the first one-year period. Thereafter, the term may be extended for successive one-year periods, with the vote or consent of a supermajority in interest of the holders of the Common Units. On April 30, 2021, the Company’s Board of Directors approved the second one-year extension of the Company’s term from September 19, 2021 to September 19, 2022. On July 11, 2022 the term of the Company was extended for a one-year period from September 19, 2022 to September 19, 2023 via a supermajority vote of the Unitholders. On May 11, 2023 the term of the Company was extended for an additional one-year period from September 19, 2023 to September 19, 2024 via a supermajority vote of the Unitholders. On July 11, 2024, the Company's term was extended for an additional one-year period from September 19, 2024 to September 19, 2025 via a supermajority vote of the Unitholders. On July 31, 2025, the Company’s term was extended for an additional one-year period from September 19, 2025 to September 19, 2026 via a supermajority vote of the Unitholders. On July 17, 2026, the Company’s term was extended for an additional one-year period from September 19, 2026 to September 19, 2027 via a supermajority vote of the Unitholders. If we are unable to extend the Company’s term beyond September 19, 2027, we may be required to dispose of our remaining investments at unfavorable prices.

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

September 30, 2026

1. Organization and Basis of Presentation (Continued)

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

The commitment amount funded does not include amounts contributed in anticipation of a potential investment that the Company did not consummate and therefore returned to the Members’ as unused capital. As of September 30, 2026, aggregate Commitments, Undrawn Commitments, the percentage of Commitments funded and the number of subscribed for Units of the Company were as follows:

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

The Recallable Amount as of September 30, 2026 was $100,875.

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

September 30, 2026

2. Significant Accounting Policies (Continued)

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

Income Recognition: Interest income and interest income paid-in-kind (“PIK”) are recorded on an accrual basis unless doubtful of collection or the related investment is in default. The majority of the current debt investments in the Company’s portfolio contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain the Company’s tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though the Company has not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, PIK interest income earned was $1,300 and $3,503, respectively, representing 68.8% and 44.2%, respectively, of investment income. For the three and nine months ended September 30, 2025, PIK interest income earned was $1,139 and $4,005, respectively, representing 36.3% and 32.9%, respectively, of investment income.

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

September 30, 2026

2. Significant Accounting Policies (Continued)

Organization and Offering Costs: The Company did not bear more than an amount equal to 10 basis points of the aggregate capital commitments of the Company for organization and offering expenses.

Cash and Cash Equivalents: The Company generally considers investments with a maturity of three months or less at the time of acquisition to be cash equivalents. As of September 30, 2026, cash and cash equivalents is comprised of demand deposits and highly liquid investments with maturities of three months or less. Cash equivalents are valued at the net asset value of the mutual fund which approximates fair value and are classified as Level 1 in the GAAP valuation hierarchy.

Short-term investments: The Company considers all investments with original maturities beyond three months at the date of purchase and one year or less from the balance sheet date to be short-term investments. As of September 30, 2026, short-term investments is comprised of U.S. Treasury bills, all of which are carried at fair value and are classified as Level 1 in the GAAP valuation hierarchy.

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

Recent Accounting Pronouncements: In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The ASU requires investment companies within the scope of ASC 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to provide certain related disclosures. The amendments are effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

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

September 30, 2026

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

September 30, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

The following is a summary by major security type of the fair valuations according to inputs used in valuing investments listed in the Consolidated Schedule of Investments as of September 30, 2026:

Investments	Level 1	Level 2	Level 3	NAV(1)	Total
Debt	$—	$—	$47,118	$—	$47,118
Equity	—	—	106,230	—	106,230
Investment funds & vehicles(1)	—	—	—	16,994	16,994
Short-term investments	197,356	—	—	—	197,356
Cash equivalents	2,062	—	—	—	2,062
Total	$199,418	$—	$153,348	$16,994	$369,760

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

September 30, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2026:

	Debt	Equity	Total
Balance, July 1, 2026	$50,710	$110,653	$161,363
Purchases, including payments received in-kind	7,155	—	7,155
Sales and paydowns of investments	(7,839)	—	(7,839)
Amortization of premium and accretion of discount, net	2	—	2
Net realized losses	(1,862)	—	(1,862)
Net change in unrealized appreciation/(depreciation)	(1,048)	(4,423)	(5,471)
Balance, September 30, 2026	$47,118	$106,230	$153,348
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	(1,046)	(4,423)	(5,469)

	Debt	Equity	Total
Balance, January 1, 2026	$112,090	$114,444	$226,534
Purchases, including payments received in-kind	19,531	29,766	49,297
Sales and paydowns of investments	(82,737)	—	(82,737)
Amortization of premium and accretion of discount, net	2	—	2
Net realized losses	(135,502)	(2,111)	(137,613)
Net change in unrealized appreciation/(depreciation)	133,734	(35,869)	97,865
Balance, September 30, 2026	$47,118	$106,230	$153,348
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2026	$(1,326)	$(8,988)	$(10,314)

The following tables provide a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three and nine months ended September 30, 2025:

	Debt	Equity	Total
Balance, July 1, 2025	$168,757	$120,832	$289,589
Purchases, including payments received in-kind	10,439	—	10,439
Sales and paydowns of investments	(31,144)	—	(31,144)
Amortization of premium and accretion of discount, net	9	—	9
Net change in unrealized appreciation/(depreciation)	(8,375)	(6,078)	(14,453)
Balance, September 30, 2025	$139,686	$114,754	$254,440
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$(8,369)	$(6,079)	$(14,448)

	Debt	Equity	Total
Balance, January 1, 2025	$172,216	$108,136	$280,352
Purchases, including payments received in-kind	21,514	—	21,514
Sales and paydowns of investments	(32,400)	—	(32,400)
Amortization of premium and accretion of discount, net	23	—	23
Net realized losses	(32,894)	—	(32,894)
Net change in unrealized appreciation/(depreciation)	11,227	6,618	17,845
Balance, September 30, 2025	$139,686	$114,754	$254,440
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2025	$(18,235)	$6,618	$(11,617)

The Company did not have any transfers between levels during the three and nine months ended September 30, 2026 and 2025.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

3. Investment Valuations and Fair Value Measurements (Continued)

Level 3 Valuation and Quantitative Information: The following table summarizes the valuation techniques and quantitative information utilized in determining the fair value of the Level 3 investments as of September 30, 2026.

Investment Type	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average*	Impact to Valuation if Input Increases
Debt	$25,689	Market Method	EBITDA Multiple	7.5x to 11.0x	9.9x	Increase
Debt	$21,429	Market Method	Revenue Multiple	0.1x to 0.1x	0.1x	Increase
Equity	$24,574	Market Method	Indicative Bid	$601 to $601	$601	Increase
Equity	$81,656	Market Method	EBITDA Multiple	4.0x to 11.0x	8.7x	Increase
Equity	$—	Market Method	Revenue Multiple	0.1x to 0.1x	0.0x	Increase

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

September 30, 2026

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

During the three and nine months ended September 30, 2026, Management Fees incurred were $396 and $1,603, respectively. During the three and nine months ended September 30, 2025, Management Fees incurred were $818 and $2,471, respectively. In connection with the supermajority vote by the Unitholders to extend the Company's term from September 19, 2023 to September 19, 2024 as described in Note 1, the Adviser agreed to waive management fees earned from and after December 31, 2022.

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

September 30, 2026

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

No Incentive Fees were incurred during the three and nine months ended September 30, 2026 and 2025.

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

5. Commitments and Contingencies

The Company had the following unfunded commitments and unrealized depreciation by investment as of September 30, 2026 and December 31, 2025:

			September 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	$19,749	$—	$16,816	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	Revolver	February 2027	4,921	—	4,921	—
Total			$24,670	$—	$21,737	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2026 and December 31, 2025, the Company’s unfunded commitment to Strategic Ventures is $219,646.

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026, management is not aware of any pending or threatened litigation.

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

6. Members’ Capital

During the three and nine months ended September 30, 2026 and 2025, the Company did not sell or issue any Common Units. As described in Note 1, on July 11, 2022, the Company’s Members approved a reduction in Undrawn Commitments by $10.43 per unit, resulting in an approximately 41.18% reduction of overall remaining available capital commitments. The activity for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Units at beginning of period	18,034,649	18,034,649	18,034,649	18,034,649
Units issued and committed at end of period	18,034,649	18,034,649	18,034,649	18,034,649

The Company did not process any deemed distributions and re-contributions during the three and nine months ended September 30, 2026 and 2025.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

On April 6, 2021, the Company entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177,000, subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by the Company for up to an additional 364 days. On March 23, 2022, the Company exercised its final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) CP Rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2026, the Company was in compliance with such covenants.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

On September 22, 2026, the Company exercised its extension option on the Credit Facility and extended the maturity date for an additional six months until April 2, 2027.

As of September 30, 2026 and December 31, 2025, the Available Commitment under the Amended Credit Agreement was $86,300 and $100,450, respectively.

As of September 30, 2026 and December 31, 2025, the amounts outstanding under the Credit Facility were $3,700 and $51,550, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2026 and December 31, 2025, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details; credit, market and liquidity risk and events; financial health of the Company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. The Company incurred financing costs of $135 in connection with the Eighth Amended Credit Agreement. As of September 30, 2026 and December 31, 2025, $0 and $3, respectively, of such prepaid deferred financing costs have yet to be amortized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

7. Credit Facility (Continued)

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Credit facility interest expense	$13	$875	$690	$3,464
Undrawn commitment fees	160	123	388	330
Administrative fees	—	32	33	65
Amortization of deferred financing costs	3	152	239	465
Total	$176	$1,182	$1,350	$4,324
Weighted average interest rate	5.79%	6.37%	5.67%	6.74%
Average outstanding balance	$845	$53,768	$16,048	$67,818

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

The Repurchase Transactions entered into during the nine months ended September 30, 2026 and 2025, had average principal balances of $322,259 and $392,036, respectively and weighted average interest rates of 3.75% and 4.54%, respectively.

The net proceeds received from Repurchase Transactions during the nine months ended September 30, 2026 and 2025 was a net loss of $182 (comprised of interest expense of $2,351 net of realized gains on short-term investments of $2,169) and $274 (comprised of interest expense of $3,354 net of realized gains on short-term investments of $3,080), respectively.

The Company had no outstanding Repurchase Obligations as of September 30, 2026 and December 31, 2025. Interest expense incurred under these Repurchase Transactions was $590 and $1,176 for the three months ended September 30, 2026 and 2025, respectively. Interest expense incurred under these Repurchase Transactions was $2,351 and $3,354 for the nine months ended September 30, 2026 and 2025, respectively.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

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

Federal Income Taxes: It is the policy of the Company to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and distribute all of its net taxable income and any net realized gains on investments to its shareholders. Therefore, no federal income tax provision is required

As of September 30, 2026 and December 31, 2025, the Company’s aggregate investment unrealized appreciation and depreciation for federal income tax purposes were as follows:

	September 30, 2026	December 31, 2025
Cost of investments for federal income tax purposes	$406,300	$808,505
Unrealized appreciation	$30,673	$50,185
Unrealized depreciation	$(67,213)	$(178,517)
Net unrealized depreciation on investments	$(36,540)	$(128,332)

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

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

10. Segment Reporting

The Company represents a single operating segment as the operating results of the Company are monitored as a whole and its long-term asset allocation is determined in accordance with the terms of its prospectus, based on defined investment objectives that is executed by the Company’s portfolio management team. The Company’s Chief Financial Officer serves as the Company’s chief operating decision maker (“CODM”), who acts in accordance with the Board's reviews and approvals. The CODM uses financial information, such as changes in Members’ capital from operations, changes in Members’ capital from Company Unit transactions, and income and expense ratios, consistent with that presented within the accompanying consolidated financial statements and financial highlights to assess the Company’s profits and losses and to make resource allocation decisions, such as the need to obtain additional funding or make distributions. Segment assets are reflected in the Company’s Consolidated Statements of Assets and Liabilities as Members’ capital, which consists primarily of investments at fair value, and significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

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

As of September 30, 2026, our investment in RT Holdings Parent, LLC exceeded the threshold in at least one of the Rule 1-02(w)(2) tests. Accordingly, included below is the summarized income statement information for RT Holdings Parent, LLC:

	For the three months ended September 1,	For the three months ended September 2,	For the nine months ended September 1,	For the nine months ended September 2,
	2026(1)	2025(1)	2026(1)	2025(1)
Selected Income Statement Information - RT Holdings Parent, LLC
Total revenue	$62,803	$79,668	$209,032	$240,583
Gross profit	23,547	30,613	81,591	92,005
Net loss	(7,908)	(2,608)	(16,477)	(5,985)

(1) RT Holdings Parent, LLC's fiscal year ends on the first Tuesday following May 31. The Company has presented the most recent comparable period available.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

12. Financial Highlights

Selected data for a unit outstanding throughout the nine months ended September 30, 2026 and 2025 is presented below. The accrual base Net Asset Value is calculated by subtracting the per unit loss from investment operations from the beginning Net Asset Value per unit and reflects all units issued and outstanding.

	For the nine months ended September 30,
	2026(1)	2025(1)
Net Asset Value Per Unit (accrual base), Beginning of Period	$23.96	$25.22
Income from Investment Operations:
Net investment income	0.18	0.19
Net realized and unrealized loss	(2.46)	(0.94)
Total loss from investment operations	(2.28)	(0.75)
Less Distributions:
Return of capital	(1.21)	—
Total distributions	(1.21)	—
Net Asset Value Per Unit (accrual base), End of Period	$20.47	$24.47
Common Unitholder Total Return(2)(3)	(13.22)%	(4.25)%
Common Unitholder IRR(4)	6.07%	6.71%
Ratios and Supplemental Data:
Members’ Capital, end of period	$170,025	$242,235
Units outstanding, end of period	18,034,649	18,034,649
Ratios based on average net assets of Members’ Capital:
Ratio of total expenses to average net assets(5)	4.09%	5.82%
Expenses waived by Investment Adviser(5)	(1.03)%	(1.28)%
Ratio of net expenses to average net assets(5)	3.06%	4.54%
Ratio of financing cost to average net assets(3)	0.65%	1.67%
Ratio of net investment income before expenses reimbursed to average net assets(5)	1.01%	0.47%
Ratio of net investment income to average net assets(5)	2.05%	1.75%
Credit facility payable	$3,700	$51,550
Asset coverage ratio	46.95	5.70
Portfolio turnover rate(3)	3.46%	5.40%

(1)
Per unit data was calculated using the number of Common Units issued and outstanding as of September 30, 2026 and 2025.
(2)
The Total Return for the nine months ended September 30, 2026 and 2025 was calculated by taking total income from investment operations for the period divided by the weighted average capital contributions from the Members during the period. The return does not reflect sales load and is net of management fees and expenses.
(3)
Not annualized.
(4)
The Internal Rate of Return (“IRR”) since inception for the Common Unitholders, after management fees, financing costs and operating expenses, is 6.07% through September 30, 2026. The IRR is computed based on cash flow due dates contained in notices to Members (contributions from and distributions to the Common Unitholders) and the net assets (residual value) of the Members’ Capital account at period end. The IRR is calculated based on the fair value of investments using principles and methods in accordance with GAAP and does not necessarily represent the amounts that may be realized from sales or other dispositions. Accordingly, the return may vary significantly upon realization.
(5)
Annualized.

TCW DIRECT LENDING LLC

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollar amounts in thousands, except unit data)

September 30, 2026

13. Subsequent Events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that require recognition or disclosure in these consolidated financial statements other than those described below.

On October 1, 2026, the Company entered into a Repurchase Transaction with Barclays which settled on October 26, 2026 with a principal amount of $197,250.

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
•
the concentration of our investment portfolio as we continue to wind down may heighten the risk that an adverse change in one issuer or industry could have a material adverse impact on our performance and the Company;
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
•
uncertainty surrounding global political and financial stability, including the liquidity of the banking sector;
•
uncertainty surrounding market and geopolitical risk;
•
disruptions and instability in the capital markets;
•
uncertainty with respect to trade policies, treaties and tariffs;
•
our status as a non-diversified investment company may cause our net asset value to fluctuate;
•
collateral may consist of assets that may not be readily liquidated;
•
our investments are concentrated in a few issuers;
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

As of September 30, 2026, we have three wholly-owned subsidiaries - TCW DL VI Funding I, LLC, TCW DL CTH, LLC, and Precision Products Machining Group, LLC each a Delaware limited liability company. TCW DL VI Funding I, LLC and TCW DL CTH, LLC were designed to hold equity investments of ours and Precision Products Machining Group, LLC was acquired through an investment restructuring.

Revenues

We generate revenues in the form of interest income and capital appreciation by providing private capital to middle market companies operating in a broad range of industries primarily in the United States. As our investment period has ended, we will not originate new loans, but may increase credit facilities to existing borrowers or affiliates. Our highly negotiated private investments may include senior secured loans, unsecured senior loans, subordinated and mezzanine loans, convertible securities, equity securities, and equity-linked securities such as options and warrants. However, our investment bias has been towards adjustable-rate, senior secured loans. We do not anticipate a secondary market developing for our private investments. The investment philosophy, strategy and approach of the private credit team of the Adviser (the “Private Credit Team,” formerly known as the “Direct Lending Team”) has generally not involved the use of PIK interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, or similar arrangements. Although the Private Credit Team generally did not originate a significant amount of investments for us with PIK interest features, the majority of the current debt investments in our portfolio do contain PIK due to certain circumstances involving debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful.

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

We bear (including by reimbursing the Adviser or Administrator) all costs and expenses of our operations, administration and transactions, including, without limitation, organizational and offering expenses, management fees, costs of reporting required under applicable securities laws, legal fees of our counsel and accounting fees. However, we do not bear (a) more than an amount equal to 10 basis points of the aggregate Commitments for organization and offering expenses in connection with the offering of Common Units through the Closing Period and (b) more than an amount equal to 12.5 basis points of the aggregate Commitments per annum (pro-rated for partial years) for our Company Expenses, including amounts paid to the Administrator under the Administration Agreement and reimbursement of expenses to the Adviser and its affiliates. Notwithstanding the foregoing, the cap on Company Expenses does not apply to payments of the Management Fee, Incentive Fee, organizational and offering expenses (which are subject to the separate cap described above), amounts payable in connection with our borrowings (including interest, bank fees, legal fees and other transactional expenses related to any borrowing or borrowing facility and similar costs), costs and expenses relating to our liquidation of the Company, taxes, or extraordinary expenses (such as litigation expenses and indemnification payments to either the Adviser or the Administrator). All expenses that we do not bear are borne by the Adviser or its affiliates.

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

The majority of the current debt investments in our portfolio contain PIK due to certain circumstances including debt restructurings or work-outs. However, a significant amount of PIK interest is not being recognized as income due to the collection being doubtful. PIK interest represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. To maintain our tax status as a RIC, this non-cash source of income must be paid out to Unitholders in the form of dividends for the year the income was earned, even though we have not yet collected the cash. The amortized cost of investments represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest. For the three and nine months ended September 30, 2026, PIK interest income earned was $1.3 million and $3.5 million, respectively, representing 68.8% and 44.2%, respectively, of investment income. For the three and nine months ended September 30, 2025, PIK interest income earned was $1.1 million and $4.0 million, representing 36.3% and 32.9%, respectively, of investment income.

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

Investment Activity

As of September 30, 2026, our portfolio consisted of eight debt and 15 equity investments in three and six portfolio companies, respectively, including Strategic Ventures. Based on fair values as of September 30, 2026, our portfolio was comprised of 27.7% debt investments which were primarily senior secured, first lien term loans and 72.3% equity investments, which were primarily common and preferred stocks; warrants; and our common and preferred membership interests in Strategic Ventures.

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

The table below describes our debt and equity investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets by industry as of September 30, 2026:

Industry	Percent of Total Investments
Industrial Conglomerates	38%
Diversified Consumer Services	16%
Metals & Mining	14%
Hotels, Restaurants & Leisure	13%
Investment Funds & Vehicles	10%
Household Durables	9%
Total	100%

Results of Operations

Our operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$1,889	$3,141	$7,925	$12,171
Net expenses	1,120	2,804	4,747	8,804
Net investment income	769	337	3,178	3,367
Net realized loss on investments	(1,862)	—	(137,613)	(32,894)
Net change in unrealized appreciation/(depreciation) on investments	(5,458)	(15,019)	91,108	12,899
Net realized gain on short-term investments	557	1,047	2,169	3,080
Net decrease in Members’ Capital from operations	$(5,994)	$(13,635)	$(41,158)	$(13,548)

Total investment income

Total investment income for the three months ended September 30, 2026 and 2025 was $1.9 million and $3.1 million, respectively, and included interest income (including PIK interest income) of $1.9 million and $3.1 million, respectively. Interest income for the three months ended September 30, 2026 and 2025 included $1.3 million and $1.1 million, respectively, of PIK interest income.

Total investment income for the nine months ended September 30, 2026 and 2025 was $7.9 million and $12.2 million, respectively, and included interest income (including PIK interest income) of $7.8 million and $9.5 million, respectively. Interest income for the nine months ended September 30, 2026 and 2025 included $3.5 million and $4.0 million, respectively, of PIK interest income. Total investment income for the nine months ended September 30, 2026 and 2025 also included $0 and $2.6 million, respectively, of dividend income from our investment in Strategic Ventures.

Total investment income decreased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 due to the disposition of debt investments and decreased interest income which occurred due to the restructuring of debt investments into equity investments. In addition, we did not receive any dividend income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 during which we received $2.6 million in dividend income.

Net Expenses

Expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Expenses
Interest expense on repurchase transactions	$590	$1,176	$2,351	$3,354
Management fees	396	818	1,603	2,471
Interest and credit facility expenses	176	1,182	1,350	4,324
Professional fees	162	223	416	444
Administrative fees	98	109	303	330
Directors’ fees	70	88	216	246
Other expenses	24	26	111	106
Total expenses	1,516	3,622	$6,350	$11,275
Expenses waived by the Adviser	(396)	(818)	(1,603)	(2,471)
Net Expenses	$1,120	$2,804	$4,747	$8,804

Our net expenses for the three months ended September 30, 2026 and 2025 were $1.1 million and $2.8 million, respectively. Our net expenses included management fees attributed to the Adviser of $0.4 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, which were waived by the Adviser subsequent to December 31, 2022.

Our net expenses for the nine months ended September 30, 2026 and 2025 were $4.7 million and $8.8 million, respectively. Our net expenses included management fees attributed to the Adviser of $1.6 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively, which were waived by the Adviser subsequent to December 31, 2022.

The decrease in net operating expenses during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, was primarily due to lower interest and credit facility expenses which decreased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 due to a decrease in our weighted average outstanding credit facility balance and a decrease in our weighted average interest rate coupled with a decrease to interest expense on repurchase transactions resulting from a lower average outstanding principal balance coupled with a lower weighted average interest rate.

Net investment income

Net investment income for the three months ended September 30, 2026 and 2025 was $0.8 million and $0.3 million, respectively. Net investment income for the nine months ended September 30, 2026 and 2025 was $3.2 million and $3.4 million, respectively.

The increase in net investment income during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due to the decrease in net expenses, partially offset by the decrease in total investment income, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, as described above.

The decrease in net investment income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was due to the decrease in total investment income, partially offset by the decrease in net expenses, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as described above.

Net realized loss on investments

Our net realized loss on investments for the three months ended September 30, 2026 and 2025 was $1.9 million and $0, respectively. Our net realized loss on investments for the nine months ended September 30, 2026 and 2025 was $137.6 million and $32.9 million, respectively. Our net realized loss on investments for the three months ended September 30, 2026 was entirely due to our disposition of the Xiphias Buyer Inc. (Pace Industries, Inc.) term loan. We did not recognize a realized loss on investments during the three months ended September 30, 2025 as none of our investments were disposed of during the period.

Our net realized loss on investments for the nine months ended September 30, 2026 was attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Pace Industries, Inc.	HoldCo Term Loan; Term Loan; Revolver Opco; Common Stock	$(135,751)
Xiphias Buyer Inc. (Pace Industries, Inc.)	Term Loan	(1,862)
Net realized loss		$(137,613)

Our net realized loss on investments for the nine months ended September 30, 2025 was attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Realized Loss
Animal Supply Company, LLC	Term Loan; Delayed Draw Priming Term Loan	$(30,078)
Retail & Animal Intermediate, LLC	First Out Term Loan	(2,816)
Net realized loss		$(32,894)

Net change in unrealized appreciation/(depreciation) on investments

Our net change in unrealized appreciation/(depreciation) on investments for the three months ended September 30, 2026 and 2025 was ($5.5) million and ($15.0) million, respectively. Our net change in unrealized appreciation/(depreciation) for the three months ended September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
RT Holdings Parent, LLC	Class A Units; Warrant, expires 2/24/27	$(12,830)
Ruby Tuesday Operations LLC	Incremental Term Loan	(1,046)
Precision Products Machining Group, LLC	Class A Units	(931)
Xiphias Holdings, Inc., (Pace) & Yellowtail Holdings, Inc., (Pace)	Common Shares	9,684
All others	Various	(335)
Net change in unrealized appreciation/(depreciation)		$(5,458)

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

Our net change in unrealized appreciation/(depreciation) on investments for the nine months ended September 30, 2026 and 2025 was $91.1 million and $12.9 million, respectively. Our net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2026 was primarily attributable to the following investments (dollar amounts in thousands):

Issuer	Investment	Change in Unrealized Appreciation/ (Depreciation)
RT Holdings Parent, LLC	Class A Units; Warrant, expires 2/24/27	$(22,203)
SSI Parent, LLC (fka School Specialty, Inc.)	Common Stock; Class B Preferred Stock	(15,277)
TCW Direct Lending Strategic Ventures LLC	Preferred Membership Interests	(6,756)
Yellowtail Holdings, Inc., (Pace) & Xiphias Holdings, Inc., (Pace)**	Common Shares	(5,192)
Precision Products Machining Group, LLC	Class A Units	4,130
Pace Industries, Inc.**	HoldCo Term Loan; Term Loan; Revolver Opco; Common Stock	136,674	*
All others	Various	(268)
Net change in unrealized appreciation/(depreciation)		$91,108

*Includes reversal of previously recognized unrealized appreciation/(depreciation) recognized during the nine months ended September 30, 2026 as realized gains/(losses) and/or accelerated original issue discount.

**During the nine months ended September 30, 2026, our investment in Pace Industries term loans, revolver and common stock was restructured into Xiphias Holdings, Inc. (fka Pace Industries, Inc.) and Yellowtail Holdings, Inc. (fka Pace Industries, Inc.) common shares.

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

*Includes reversal of previously recognized unrealized (depreciation)/appreciation recognized during the nine months ended September 30, 2025 as realized losses and/or accelerated original issue discount.

Net realized gain on short-term investments

During the three months ended September 30, 2026 and 2025 we generated $0.6 million and $1.0 million, respectively, in realized gains from our short-term investments in government treasuries.

During the nine months ended September 30, 2026 and 2025 we generated $2.2 million and $3.1 million, respectively, in realized gains from our short-term investments in government treasuries.

Net decrease in Members’ Capital from operations

Our net decrease in Members’ Capital from operations during the three months ended September 30, 2026 and 2025 was ($6.0) million and ($13.6) million, respectively.

Our net decrease in Members’ Capital from operations during the nine months ended September 30, 2026 and 2025 was ($41.2) million and ($13.5) million, respectively.

The lower net decrease in Members’ Capital from operations during the three months ended September 30, 2026 compared to the net decrease during the three months ended September 30, 2025 was primarily due to net realized and unrealized losses on our investments of $6.8 million during the three months ended September 30, 2026 compared to net realized and unrealized losses on our investments of $14.0 million during the three months ended September 30, 2025 coupled with an increase in net investment income, as described above.

The higher net decrease in Members’ Capital from operations during the nine months ended September 30, 2026 compared to the net decrease during the nine months ended September 30, 2025 was primarily due to net realized and unrealized losses on our investments of $44.3 million during the nine months ended September 30, 2026 compared to net realized and unrealized losses on our investments of $16.9 million during the nine months ended September 30, 2025 coupled with a decrease in net investment income, as described above.

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

As of September 30, 2026 and December 31, 2025, aggregate Commitments, Undrawn Commitments and subscribed for Units of the Company are as follows (dollar amounts in thousands):

	September 30, 2026	December 31, 2025
Commitments	$1,803,465	$1,803,465
Undrawn commitments	$199,120	$199,120
Percentage of commitments funded	89.0%	89.0%
Units	18,034,649	18,034,649

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

On April 6, 2021, we entered into a Third Amendment to the Amended Credit Agreement (the “Third Amended Credit Agreement”). The Third Amended Credit Agreement provides for a revolving credit line of up to $177.0 million subject to the available borrowing base, which is generally a percentage of remaining unfunded commitments from certain eligible investors in the Company. The Third Amended Credit Agreement is generally secured by the unfunded commitments (together with the recallable amounts) of the Company’s investors. The stated maturity date of the Third Amended Credit Agreement is April 8, 2022, which (subject to the satisfaction of certain conditions) may be extended by us for up to an additional 364 days. On March 23, 2022, we exercised our final extension option, and extended the maturity date of the Third Amended Credit Agreement to April 7, 2023. Borrowings under the Third Amended Credit Agreement bear interest at a rate equal to either (a) Eurocurrency Rate calculated in a customary manner plus 1.95%, (b) CP Rate plus 1.95%, or (c) a base rate calculated in a customary manner (which will never be less than the adjusted Eurocurrency Rate plus 1.00%) plus 0.95%, provided however in each case the CP Rate and the Eurocurrency Rate shall have a floor of 0.00%. The Credit Facility may be terminated, and any outstanding amounts thereunder may become due and payable, should the Company fail to satisfy certain covenants. As of September 30, 2026, we were in compliance with such covenants.

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

On September 22, 2026, we exercised our extension option on the Credit Facility and extended the maturity date for an additional six months until April 2, 2027.

As of September 30, 2026 and December 31, 2025, the Available Commitment under the Credit Facility was $86.3 million and $100.5 million, respectively.

As of September 30, 2026 and December 31, 2025 the amounts outstanding under the Credit Facility were $3.7 million and $51.6 million, respectively. The carrying amount of the Credit Facility, which is categorized as Level 2 within the fair value hierarchy as of September 30, 2026 and December 31, 2025, approximates its fair value. Valuation techniques and significant inputs used to determine fair value include Company details, credit, market and liquidity risk and events, financial health of the Company, place in the capital structure, interest rate and terms and conditions of the Credit Facility.

Costs associated with the Credit Facility are recorded as deferred financing costs on our Consolidated Statements of Assets and Liabilities and the costs are being amortized over the life of the Credit Facility. We incurred financing costs of $0.1 million in connection with the Eighth Amended Credit Agreement. As of September 30, 2026 and December 31, 2025, $0 and $3.0 thousand, respectively, of such prepaid deferred financing costs had yet to be amortized.

The summary information regarding the Credit Facility for the three and nine months ended September 30, 2026 and 2025 was as follows (dollar amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Credit facility interest expense	$13	$875	$690	$3,464
Undrawn commitment fees	160	123	388	330
Administrative fees	—	32	33	65
Amortization of deferred financing costs	3	152	239	465
Total	$176	$1,182	$1,350	$4,324
Weighted average interest rate	5.79%	6.37%	5.67%	6.74%
Average outstanding balance	$845	$53,768	$16,048	$67,818

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

The Repurchase Transactions entered into during the nine months ended September 30, 2026 and 2025, had average principal balances of $322.3 million and $392.0 million, respectively and weighted average interest rates of 3.75% and 4.54%, respectively.

The net proceeds received from Repurchase Transactions during the nine months ended September 30, 2026 and 2025 was a net loss of $0.2 million (comprised of interest expense of $2.4 million net of realized gains on short-term investments of $2.2 million) and $0.3 million (comprised of interest expense of $3.4 million net of realized gains on short-term investments of $3.1 million), respectively.

We had no outstanding Repurchase Obligations as of September 30, 2026 and 2025. Interest expense incurred under these Repurchase Transactions was $0.6 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively. Interest expense incurred under these Repurchase Transactions was $2.4 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively.

A summary of our contractual payment obligations as of September 30, 2026 and December 31, 2025 is as follows (dollar amounts in thousands):

Revolving Credit Agreement	Total Facility Commitment	Borrowings Outstanding	Available Amount(1)
Total Debt Obligations – September 30, 2026	$90,000	$3,700	$86,300
Total Debt Obligations – December 31, 2025	$152,000	$51,550	$100,450

(1)
The amount available considers any limitations related to the debt facility borrowing.

We had the following unfunded commitments and unrealized losses by investment as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

			September 30, 2026		December 31, 2025
Unfunded Commitments	Investment	Maturity/ Expiration	Amount	Unrealized Depreciation	Amount	Unrealized Depreciation
Overton Chicago Gear, LLC (fka H-D Advanced Manufacturing Company)	Revolver	January 2028	$19,749	$—	$16,816	$—
Ruby Tuesday Operations LLC (fka Ruby Tuesday, Inc.)	Revolver	February 2027	4,921	—	4,921	—
Total			$24,670	$—	$21,737	$—

The Company’s total capital commitment to its underlying investment in Strategic Ventures is $481,600. As of September 30, 2026 and December 31, 2025, the Company’s unfunded commitment to Strategic Ventures was $219,646.

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

Interest Rate Risk. At September 30, 2026, 59.5% of our debt investments bore interest based on floating rates, such as SOFR. The interest rates on such investments generally reset by reference to the current market index after one to three months. At September 30, 2026, the percentage of our floating rate debt investments that bore interest based on an interest rate floor was 0.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to three months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates. Based on our September 30, 2026 consolidated balance sheet, the following table shows the annual impact on net investment income (excluding the related incentive compensation impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Investment Income (Loss)
Up 300 basis points	$987	$113	$874
Up 200 basis points	658	75	583
Up 100 basis points	329	38	291
Down 100 basis points	(329)	(38)	(291)
Down 200 basis points	(658)	(75)	(583)
Down 300 basis points	(865)	(113)	(752)

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

10.16

Eighth Amendment to the Third Amended and Restated Revolving Credit Agreement, dated April 2, 2026, by and among TCW Direct Lending LLC, as borrower, Natixis, New York Branch, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q filed August 12, 2026).

31.1*	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1*	Financial Statements of TCW Direct Lending Strategic Ventures LLC for the nine months ended September 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TCW DIRECT LENDING LLC

Date: November 12, 2026	By:	/s/ Richard T. Miller
Richard T. Miller
President

Date: November 12, 2026	By:	/s/ Andrew J. Kim
Andrew J. Kim
Chief Financial Officer